Form 10-Q
period 2021-04-04
SkyWater Technology, Inc
filed 2021-05-19
CIK 1819974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-40345

SkyWater Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1839853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 East 86th Street, Bloomington, Minnesota 55425

(Address of registrant’s principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 851-5200

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	SKYT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On May 14, 2021, the number of shares of common stock, $0.01 par value, outstanding was 39,059,743.

SkyWater Technology, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, our expectations regarding our business, results of operations, financial condition and prospects, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “seek,” “potential,” “believe,” “will,” “could,” “should,” “would” and “project” or the negative thereof or variations thereon or similar words or expressions that convey the uncertainty of future events or outcomes are generally intended to identify forward-looking statements.

Our forward-looking statements are subject to a number of risks, uncertainties and assumptions. Key factors that may affect our results include, among others, the following:

•	our goals and strategies;

•	our future business development, financial condition and results of operations;

•	our ability to continue operating our sole semiconductor foundry at full capacity;

•	our ability to appropriately respond to changing technologies on a timely and cost-effective basis;

•	our customer relationships and our ability to retain and expand our customer relationships;

•	our ability to accurately predict our future revenues for the purpose of appropriately budgeting and adjusting our expenses;

•	our expectations regarding dependence on our largest customers;

•	our ability to diversify our customer base and develop relationships in new markets;

•	the performance and reliability of our third-party suppliers and manufacturers;

•	our ability to control costs, including our operating and capital expenses;

•	the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;

•	the level of demand in our customers’ end markets;

•	our ability to attract, train and retain key qualified personnel;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	changes in trade policies, including the imposition of tariffs;

•	our ability to raise additional capital or financing;

•	our ability to accurately forecast demand;

•	the impact of the COVID-19 pandemic on our business, results of operations and financial condition;

•	the impact of the COVID-19 pandemic on the global economy;

•	our ability to maintain compliance with certain US government contracting requirements;

•	regulatory developments in the United States and foreign countries;

•	our ability to protect our intellectual property rights; and

•

other factors disclosed in the section entitled “Risk Factors” and elsewhere in our IPO prospectus filed with the Securities and Exchange Commission on April 22, 2021 and in this Quarterly Report on Form 10-Q.

Moreover, our business, results of operations, financial condition and prospects may be affected by new risks that could emerge from time to time. In light of these risks, uncertainties and assumptions, the forward-looking events and outcomes discussed in this Quarterly Report on Form 10-Q may not occur and our actual results could differ materially and adversely from those expressed or implied in our forward-looking statements. No forward-looking statement is a guarantee of future performance. You should not rely on forward-looking statements as predictions of future events or outcomes. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views only as of the date hereof. We anticipate that subsequent events and developments will cause our views to change. However, we undertake no obligation to update publicly any forward-looking statements to conform such statements to changes in our expectations or to our actual results, or for any other reason, except as required by law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date hereof.

EXPLANATORY NOTE

On April 14, 2021, CMI Acquisition, LLC, a Delaware limited liability company, converted into SkyWater Technology, Inc., a Delaware corporation, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Conversion and Initial Public Offering.” We refer to this transaction herein as the “corporate conversion.” As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “SkyWater,” “we,” “us,” or “our” refer to CMI Acquisition, LLC, a Delaware limited liability company, and its subsidiaries for periods beginning as of March 1, 2017 and ending immediately before the completion of our corporate conversion and to SkyWater Technology, Inc., a Delaware corporation and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. In the corporate conversion, 18,000,000 Class B preferred units of CMI Acquisition, LLC converted into 27,995,400 shares of common stock of SkyWater Technology, Inc. using an approximate one-to-1.56 conversion ratio and 2,105,936 Common Units of CMI Acquisition, LLC converted into 3,060,343 shares of common stock of SkyWater Technology, Inc. using an approximate one-to-1.45 conversion ratio.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Condensed Consolidated Balance Sheets

(Unaudited)

	April 4, 2021	January 3, 2021
	(in thousands, except unit data)
Assets
Current assets:
Cash and cash equivalents	$4,216	$7,436
Accounts receivable, net	26,730	29,995
Inventories	31,230	27,169
Prepaid expenses and other current assets	8,009	11,972

Total current assets	70,185	76,572

Property and equipment, net	173,174	178,078
Intangible assets, net	4,345	4,561
Other assets	4,607	3,998

Total assets	$252,311	$263,209

Liabilities and Members’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$3,853	$2,772
Accounts payable	15,845	16,792
Accrued expenses	22,107	25,496
Income taxes payable	4,517	1,710
Current portion of contingent consideration	6,641	8,904
Deferred revenue - current	22,537	30,653

Total current liabilities	75,500	86,327

Long-term liabilities:
Long-term debt, less current portion and unamortized debt issuance costs	81,688	69,828
Contingent consideration, less current portion	959	1,996
Long-term incentive plan	3,415	3,185
Deferred revenue - long-term	89,001	95,399
Deferred income tax liability, net	6,361	8,058

Total long-term liabilities	181,424	178,466

Total liabilities	256,924	264,793

Commitments and contingencies
Members’ equity (deficit):
Class A Preferred Units (2,000,000 Class A Preferred Units authorized; none issued and outstanding)	—	—
Class B Preferred Units (18,000,000 Class B Preferred Units authorized; 18,000,000 Units issued and outstanding)	—	—
Common Units (5,000,000 Common Units authorized; 3,057,344 Units issued and 2,105,936 and 2,107,452 outstanding at April 4, 2021 and January 3, 2021, respectively)	3,772	3,767
Retained deficit	(6,594)	(3,783)

Total members’ deficit, CMI Acquisition, LLC	(2,822)	(16)
Non-controlling interests	(1,791)	(1,568)

Total members’ deficit	(4,613)	(1,584)

Total liabilities and members’ deficit	$252,311	$263,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
	(in thousands, except unit and per unit data)
Net sales	$48,101	$36,904
Cost of sales	38,935	30,480

Gross profit	9,166	6,424
Research and development	1,927	662
Selling, general and administrative expenses	8,603	5,633
Change in fair value of contingent consideration	56	841

Operating loss	(1,420)	(712)
Other expense:
Change in fair value of warrant liability	—	(141)
Interest expense	(1,058)	(1,462)

Total other expense	(1,058)	(1,603)

Loss before income taxes	(2,478)	(2,315)
Income tax benefit	(425)	(943)

Net loss	(2,053)	(1,372)
Less: net income attributable to non-controlling interests	758	—

Net loss attributable to CMI Acquisition, LLC	$(2,811)	$(1,372)

Net loss per unit attributable to Common Unitholders, basic and diluted:	$(1.04)

Net loss per unit attributable to Class B Preferred Unitholders, basic and diluted:		$(0.08)

Weighted average units used in computing net loss per Common Unit, basic and diluted:	3,060,343

Weighted average units used in computing net loss per Class B Preferred Unit, basic and diluted:		18,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Condensed Consolidated Statements of Members’ Equity (Deficit)

(dollars and units in thousands)

(Unaudited)

								Total
							Retained Earnings (Deficit)	Members’ Equity (Deficit), CMI Acquisition, LLC		Total Members’ Equity (Deficit)
	Class A Units		Class B Units		Common Units				Non-controlling
	Units	Amount	Units	Amount	Units	Amount			Interests
Members’ equity—December 29, 2019	—	$—	18,000	$—	—	$7,333	$16,834	$24,167	$—	$24,167
Unit-based compensation	—	—	—	—	—	488	—	488	—	488
Net loss	—	—	—	—	—	—	(1,372)	(1,372)	—	(1,372)

Members’ equity—March 29, 2020	—	$—	18,000	$—	—	$7,821	$15,462	$23,283	$—	$23,283

Members’ equity (deficit)—January 3, 2021	—	$—	18,000	$—	2,108	$3,767	$(3,783)	$(16)	$(1,568)	$(1,584)
Unit-based compensation	—	—	—	—	—	5	—	5	—	5
Other	—	—	—	—	(2)	—	—	—	—	—
Distribution to VIE member	—	—	—	—	—	—	—	—	(981)	(981)
Net income (loss)	—	—	—	—	—	—	(2,811)	(2,811)	758	(2,053)

Members’ equity (deficit)—April 4, 2021	—	$—	18,000	$—	2,106	$3,772	$(6,594)	$(2,822)	$(1,791)	$(4,613)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,053)	$(1,372)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	6,482	4,322
Foundry services obligation	—	(2,055)
Gain on sale of property and equipment	—	(223)
Amortization of debt issuance costs included in interest expense	160	387
Long-term incentive and unit-based compensation	235	676
Change in fair value of warrant liability	—	141
Change in fair value of contingent consideration	56	841
Cash paid for contingent consideration in excess of initial valuation	(3,356)	—
Deferred income taxes	(1,697)	1,146
Non-cash revenue related to customer equipment	(2,481)	—
Changes in operating assets and liabilities:
Accounts receivable	3,265	13,754
Inventories	(4,061)	474
Prepaid expenses and other assets	4,546	(3,993)
Accounts payable	3,595	(696)
Accrued expenses	(1,408)	5,835
Deferred revenue	(14,514)	33,489
Income tax payable and receivable	2,807	(2,275)

Net cash (used in) provided by operating activities	(8,424)	50,451

Cash flows from investing activities:
Purchase of software and licenses	(219)	—
Proceeds from sale of property and equipment	—	650
Purchases of property and equipment	(5,178)	(11,425)

Net cash used in investing activities	(5,397)	(10,775)

Cash flows from financing activities:
Repayment of term loan	—	(1,787)
Net repayment on line of credit	—	(9,822)
Net proceeds from Revolver	13,030	—
Repayment of Financing	(249)	—
Cash paid for debt issuance costs	—	(100)
Cash paid for offering costs	(1,199)	—
Cash paid for contingent consideration	—	(2,539)
Distributions to VIE member	(981)	—

Net cash provided by (used in) financing activities	10,601	(14,248)

Net change in cash and cash equivalents	(3,220)	25,428
Cash and cash equivalents - beginning of period	7,436	4,605

Cash and cash equivalents - end of period	$4,216	$30,033

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,009	$1,166
Income taxes	$(1,534)	$—
Supplemental disclosures of noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$6,622	$12,853
Equipment acquired through capital lease obligations	$2,470	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

Note 1 Nature of Business

CMI Acquisition, LLC (now known as SkyWater Technology, Inc.), together with its consolidated subsidiaries (collectively, “we”, “us”, “our”, or “SkyWater”), is a U.S. investor-owned, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. In our technology as a service model, we leverage a strong foundation of proprietary technology to co-develop process technology intellectual property with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to these differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

Corporate Conversion and Initial Public Offering

Effective April 14, 2021, we converted into a Delaware corporation pursuant to a statutory conversion and changed our name to SkyWater Technology, Inc. Previously, we operated as a Delaware limited liability company under the name CMI Acquisition, LLC. As a result of the corporate conversion, the holders of the different series of units of CMI Acquisition, LLC, became holders of common stock and options to purchase common stock of SkyWater Technology, Inc. The number of shares of common stock that holders of Class B Preferred Units and Common Units were entitled to receive in the corporate conversion was determined in accordance with a plan of conversion, which was based upon the terms of the CMI Acquisition, LLC operating agreement, and varied depending on which class of Units a holder owned. See Note 8 – Members’ Equity (Deficit).

On April 23, 2021, we completed our initial public offering (“IPO”) and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. We received net proceeds from the IPO of approximately $100,312 after deducting underwriting discounts and commissions of $7,844 and offering costs of approximately $3,900.

Shares of common stock began trading on the Nasdaq Stock Market on April 21, 2021 under the symbol “SKYT”. The shares were registered under the Securities Act on a registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission (“SEC”) on April 20, 2021.

We expect to use the proceeds from the IPO for working capital and other general corporate purposes, which may include financing our growth and funding capital expenditures. We may also use a portion of the proceeds from the offering for acquisitions or strategic investments in businesses or technologies, although we do not currently have any plans or commitments for any such acquisitions or investments.

Note 2 Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of April 4, 2021, and for the three months ended April 4, 2021 and March 29, 2020, are presented in thousands of U.S. dollars (except unit and per unit information), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of January 3, 2021. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of April 4, 2021, and our results of operations, cash flows and members’ equity (deficit) for the three months ended April 4, 2021 and March 29, 2020.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

The results of operations for the three months ended April 4, 2021 are not necessarily indicative of the results of operations to be expected for the year ending January 2, 2022, or for any other interim period, or for any other future year.

Principles of Consolidation

Our condensed consolidated financial statements include our assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which we have a controlling financial interest, SkyWater Technology Foundry, Inc. (“SkyWater Technology Foundry”), SkyWater Federal, LLC (“SkyWater Federal”), and SkyWater Florida, Inc. (“SkyWater Florida”), and variable interest entities (“VIE”) for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated statements of operations, members’ equity (deficit) and cash flows are for the three months ended April 4, 2021 and March 29, 2020. The three months ended April 4, 2021 and March 29, 2020 contained 13 weeks.

Use of Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates.

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) outbreak a global pandemic. The COVID-19 pandemic has spread throughout the United States and the world, with the continued potential for significant impact. Our business has been adversely affected by the effects of the COVID-19 pandemic. We implemented modifications to employee travel and employee work locations, as required in some cases by federal, state and local authorities, which has had a negative impact on employee productivity. Because we have manufacturing operations, we may be vulnerable to an outbreak of a new coronavirus or other contagious diseases. Although we have not experienced a shutdown of our manufacturing facilities, the effects of such an outbreak could include the temporary shutdown of our operations or the operations of our customers, disruptions or restrictions on the ability to ship our products to our customers as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products, the ability of our suppliers to deliver key components on a timely basis, or our customers’ ability to order and take delivery of our products could have a material adverse effect on our sales and operating results. The future broader implications of the pandemic remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic and the availability and effectiveness of vaccines.

Net Loss Per Unit

Our Class B Preferred Units contain rights to an 8% “preferred return” on the deemed original equity value of each such Class B Preferred Unit (accrued daily since the date of issuance of each such Class B Preferred Unit) and therefore meet the criteria of a participating security. Under the two-class method, income or losses are allocated between the Common Units and the Class B Preferred Units. The two-class method includes an allocation formula that determines income or loss per unit for each class according to preferred dividends and undistributed earnings or losses for the period. Our reported net loss for the three months ended April 4, 2021 is increased by the amount allocated to the Class B Preferred Units to arrive at the loss allocated to Common Unitholders for purposes of calculating net loss per unit. For the three months ended March 29, 2020, we did not apply the two-class method as no Common Units were outstanding. As a result of our April 2021 corporate conversion and IPO, the number of units used to compute earnings per Common Unit for pre-conversion periods were retrospectively adjusted to reflect the conversion akin to a split-like situation. Our historical balance sheets reflect the number of Common Units outstanding prior to the corporate conversion and no adjustment was made.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

Basic net loss per unit is calculated by dividing the net loss by the weighted-average number of units outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per unit is computed by dividing the net loss by the weighted-average number of units and potentially dilutive securities outstanding for the year determined using the treasury-stock method. Because we reported a net loss for the three months ended April 4, 2021 and March 29, 2020, the number of units used to calculate diluted net loss per unit is the same as the number of units used to calculate basic net loss per unit because the potentially dilutive units would have been anti-dilutive if included in the calculation. Common Unit options totaling 3,052,672 have been excluded from the computation of diluted weighted-average units outstanding for the three moths ended March 29, 2020 because such securities have an anti-dilutive impact. There were no Common Unit options outstanding during the three months ended April 4, 2021.

The following table sets forth the computation of basic and diluted net loss per unit attributable to Common Unitholders for the three months ended April 4, 2021:

Three Months Ended
April 4, 2021
Numerator:
Net loss attributable to CMI Acquisition, LLC	$(2,811)
Undistributed preferred return to Class B Preferred Unitholders	(359)

Net loss attributable to Common Unitholders	$(3,170)

Denominator:
Weighted-average Common Units outstanding, basic and diluted (1)	3,060,343

Net loss per unit attributable to Common Unitholders, basic and diluted	$(1.04)

(1)	This number reflects the April 14, 2021 corporate conversion of 2,105,936 Common Units into 3,060,343 shares of common stock.

The following table sets forth the computation of basic and diluted net loss per unit attributable to Class B Preferred Unitholders for the three months ended March 29, 2020. There were no Common Units outstanding during the period.

Three Months Ended
March 29, 2020
Numerator:
Net loss attributable to CMI Acquisition, LLC	$(1,372)
Denominator:
Weighted-average Class B Preferred Units outstanding, basic and diluted	18,000,000

Net loss per unit attributable to Class B Preferred Unitholders, basic and diluted	$(0.08)

Center for NeoVation

Through our subsidiary, SkyWater Florida, we entered into several agreements on January 25, 2021 with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation (“BRIDG”), to operate the Center for NeoVation (“CfN”), a semiconductor research and development and manufacturing facility. These agreements included a technology and economic development agreement (the “TED Agreement”), a lease agreement (the “CfN Lease”) and a semiconductor line operation agreement (the “LOA”). Under the TED Agreement and the CfN Lease, we agreed to operate the CfN, including certain semiconductor manufacturing equipment, and an advanced water treatment facility currently owned by Osceola for a period of at least 23 years for a lease payment of $1.00 per year. During the period of the CfN Lease, we are responsible for taxes, utilities, insurance, maintenance and operation of those assets. We may terminate the TED Agreement and CfN Lease with 18 months’ notice. In the event we terminate the agreements, we would be required to continue to operate the center until we find a replacement operator or the 18 months expire and may be required to make a payment of up to $15,000 to Osceola.

We are accounting for the CfN Lease as a lease. Given the nominal minimum lease payments required under the lease ($23.00), no assets were initially recognized on our condensed consolidated balance sheet. As we perform under the agreements, expenses we incur and any revenue we are able to generate from the operations of CfN will be included in our condensed consolidated statements of operations as they are incurred or earned. If we are able to reach and maintain full capacity in the CfN for a minimum period of 20 years, Osceola

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

will convey the land, buildings and equipment to us for no consideration at the end of the CfN Lease. At such time that we believe the conveyance of the land, buildings and equipment is reasonably assured, we will record those assets on our condensed consolidated balance sheet at fair value and record a corresponding deferred gain. We will subsequently amortize the depreciable assets over their remaining economic life and recognize an equivalent amount of income from the amortization of the deferred gain.

Operating Segment Information

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business as one operating segment.

Note 3 Summary of Significant Accounting Policies

Our audited consolidated financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended April 4, 2021.

Contingent Consideration

Royalties of $3,356 and $2,539 were paid during the three months ended April 4, 2021 and March 29, 2020, respectively. During the same periods, we recorded royalty expense of $56 and $841 to reflect the change in fair value of the contingent consideration obligation in our condensed consolidated statements of operations.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we intend to adopt the new standard on January 3, 2022 for our year ending January 1, 2023. However if we lose our emerging growth company status prior to our intended adoption date, we may be required to adopt the new standard in the year we lose such status. We do not expect adopting Topic 842 will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued a new credit loss accounting standard, ASU 2016-13, Current Expected Credit Losses (“Topic 326”). This guidance replaces the current allowance for loan and lease loss accounting standard and focuses on estimation of expected losses over the life of the loans instead of relying on incurred losses. The standard is effective for certain public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, we intend to adopt the new standard on January 2, 2023 for our year ending December 31, 2023. However if we lose our emerging growth company status prior to our intended adoption date, we may be required to adopt the new standard in the year we lose such status. We do not expect adopting Topic 326 will have a material impact on our condensed consolidated financial statements.

Note 4 Revenue

BRIDG

In connection with the TED Agreement and CfN Lease as discussed in Note 2 – Basis of Presentation and Principles of Consolidation–Center for NeoVation, we executed the LOA pursuant to which we agreed to provide engineering and test wafer services as requested by BRIDG based on our standard hourly and activity-based rates, which we are accounting for as revenue over time as we perform. In addition, we agreed to provide BRIDG access to the cleanrooms in the facilities that are subject to the TED Agreement and the CfN Lease for an access fee of approximately $15,000. We are accounting for the access fee as a stand-ready obligation with revenue recognized ratably over 38 months, the life of BRIDG’s third-party contracts for which we are a subcontractor.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

Disaggregated Revenue

The following table discloses revenue by service type and the timing of recognition of revenue for transfer of goods and services to customers (point-in-time or over time):

	Three Months Ended April 4, 2021
	Point-in-Time	Over Time	Total Topic 606 Revenue	Lease Revenue	Revenue recognized from foundry services obligation	Total Revenue
Wafer Services	$10,019	$—	$10,019	$—	$—	$10,019
Advanced Technology Services
T&M	—	10,792	10,792	—	—	10,792
Fixed Price	—	26,123	26,123	—	—	26,123
Other	—	—	—	1,167	—	1,167

Total Advanced Technology Services	—	36,915	36,915	1,167	—	38,082

Total revenue	$10,019	$36,915	$46,934	$1,167	$—	$48,101

	Three Months Ended March 29, 2020
	Point-in-Time	Over Time	Total Topic 606 Revenue	Lease Revenue	Revenue recognized from foundry services obligation	Total Revenue
Wafer Services	$12,930	$—	$12,930	$—	$388	$13,318
Advanced Technology Services
T&M	—	19,406	19,406	—	—	19,406
Fixed Price	—	4,180	4,180	—	—	4,180
Other	—	—	—	—	—	—

Total Advanced Technology Services	—	23,586	23,586	—	—	23,586

Total revenue	$12,930	$23,586	$36,516	$—	$388	$36,904

The following table discloses revenue by country as determined based on customer address:

	Three Months Ended
	April 4, 2021	March 29, 2020
United States	$43,621	$31,470
Canada	1,609	3,036
All others	2,871	2,398

	$48,101	$36,904

Deferred Contract Costs

We recognized amortization of deferred contract costs in our condensed consolidated statements of operations totaling $551 and $0 for the three months ended April 4, 2021 and March 29, 2020, respectively.

Contract Assets

Contract assets are $9,874 and $8,147 at April 4, 2021 and January 3, 2021, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheets.

Contract Liabilities

The contract liabilities and other significant components of deferred revenue are as follows:

	April 4, 2021			January 3, 2021
	Contract	Deferred	Total	Contract	Deferred	Total
	Liabilities	Lease Revenue	Deferred Revenue	Liabilities	Lease Revenue	Deferred Revenue
Current	$17,870	$4,667	$22,537	$25,986	$4,667	$30,653
Long-term	74,223	14,778	89,001	79,455	15,944	95,399

Total	$92,093	$19,445	$111,538	$105,441	$20,611	$126,052

The decrease in contract liabilities from January 3, 2021 to April 4, 2021 was primarily the result of completion of specific performance obligations for our customers. Approximately 15% of our total contract liabilities at January 3, 2021 were recognized in revenue in the first three months of 2021.

Remaining Performance Obligations

As of April 4, 2021, we had approximately $86,765 of transaction price allocated to remaining performance obligations that are unsatisfied (or partially satisfied) on contracts with an original expected duration of one year or more, which are primarily related to Advanced Technology Services contracts. We expect to recognize those remaining performance obligations as follows:

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

Within one year	$12,542
From one to two years	13,921
From two to three years	12,695
After three years	47,607

Total	$86,765

We do not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less. Further, we do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Note 5 Balance Sheet Information

Certain significant amounts included in our condensed consolidated balance sheets consist of the following:

Accounts receivable, net:

	April 4, 2021	January 3, 2021
Trade accounts receivable	$16,372	$21,357
Unbilled revenue (contract assets)	9,874	8,147
Note receivable	230	230
Employee note receivable	225	222
Other receivables	29	39

Total accounts receivable, net	$26,730	$29,995

On December 31, 2020, we entered into a note receivable with a key employee for $222. The note may be repaid any time prior to its maturity date of March 31, 2022 and bears interest at 6%.

Inventories:

	April 4, 2021	January 3, 2021
Raw materials	$1,867	$1,463
Work-in-process	23,808	19,719
Supplies and spare parts	5,555	5,987

Total inventories—current	31,230	27,169
Supplies and spare parts classified as other assets	2,160	1,949

Total inventories	$33,390	$29,118

Prepaid expenses and other current assets:

	April 4, 2021	January 3, 2021
Prepaid expenses	$2,101	$2,761
Equipment purchased for customers (1)	975	5,343
Deferred contract costs	1,459	1,647
Deferred offering costs	3,382	2,183
Other	92	38

Total prepaid assets and other current assets	$8,009	$11,972

(1)

We acquired equipment for a customer that we will install and calibrate in our facility. Prior to the customer obtaining ownership and control of the equipment, we recorded costs incurred to date within prepaid expenses and other current assets.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

Property and equipment, net:

	April 4, 2021	January 3, 2021
Land	$5,396	$5,396
Buildings and improvements	86,267	85,197
Machinery and equipment	134,875	124,130
Fixed assets not yet in service	11,930	22,602

Total property and equipment, at cost	238,468	237,325
Less: Accumulated depreciation	(65,294)	(59,247)

Total property and equipment, net	$173,174	$178,078

Depreciation expense was $6,047 and $4,131 for the three months ended April 4, 2021 and March 29, 2020, respectively.

Intangible assets, net:

Intangible assets consist of purchased software and license costs and a customer list from our acquisition of the business in 2017. Intangible assets are summarized as follows:

	April 4, 2021	January 3, 2021
Customer list	$1,500	$1,500
Software and licenses	5,627	5,408

Total intangible assets, at cost	7,127	6,908
Less: Accumulated amortization	(2,782)	(2,347)

Total intangible assets, net	$4,345	$4,561

For the three months ended April 4, 2021 and March 29, 2020, amortization of the customer list intangible asset charged to operations was $88 and amortization of software and licenses was $347 and $103, respectively. Remaining estimated aggregate annual amortization expense is as follows for the years ending:

Amortization
Expense
Remainder of 2021	$1,280
2022	1,117
2023	777
2024	422
2025	421
Thereafter	328

Total	$4,345

Other assets:

	April 4, 2021	January 3, 2021
Supplies and spare parts	$2,160	$1,949
Deferred contract costs	2,028	2,049
Other assets	419	—

Total other assets	$4,607	$3,998

Accrued expenses:

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

	April 4, 2021	January 3, 2021
Accrued compensation	$6,148	$6,315
Accrued commissions	2,824	5,183
Accrued fixed asset expenditures	1,885	6,337
Accrued royalties	1,895	2,145
Accrued customer payable	1,119	783
Other accrued expenses	8,236	4,733

Total accrued expenses	$22,107	$25,496

Note 6 Debt

The components of debt outstanding are as follows:

	April 4, 2021	January 3, 2021
Revolver, net of unamortized debt issuance costs of $1,460 and $1,537	$43,873	$30,766
Financing (by VIE), net of unamortized debt issuance costs of $3,375 and $3,458	35,215	35,381
Paycheck Protection Program loan	6,453	6,453

Total long-term debt	85,541	72,600
Less: Current portion of long-term debt	(3,853)	(2,772)

Long-term debt, excluding current portion and unamortized debt issuance costs	$81,688	$69,828

Revolver

The outstanding balance of our amended and restated revolving credit agreement with Wells Fargo Bank, National Association (the “Revolver”) was $45,333 as of April 4, 2021 at an interest rate of 3%. Our remaining availability under the Revolver was $19,667 as of April 4, 2021.

Financing

On September 30, 2020, the VIE which we consolidate entered into a loan agreement for $39,000 (the “Financing”) at a fixed interest rate of 3.44%. The outstanding balance of the Financing was $38,590 as of April 4, 2021.

Paycheck Protection Program

On April 18, 2020, we received proceeds of $6,453 pursuant to a loan from TCF Bank under the Paycheck Protection Program (“PPP”). Under the terms of the loan, recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. We have filed an application and supporting documentation for forgiveness in full of the PPP loan, however, no assurance is provided that we will obtain forgiveness of the PPP loan in whole or in part. The PPP loan bears interest at a rate of 1% per annum. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties.

Covenants

On March 19, 2021, we were granted a waiver from the lender through an amendment to our financial covenants related to the Revolver. As of April 4, 2021, we were in compliance with the amended fixed charge coverage ratio and leverage ratio covenants. Based on these modifications, we are in full compliance with the Revolver covenant requirements. Our VIE was in compliance with the financial covenants related to the Financing. No financial covenants exist related to the PPP loan.

Maturities

As of April 4, 2021, the Revolver is due in December 2025. The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. If we are required to repay the PPP loan, monthly principal and interest payments of $363 begin in August 2021 and continue until July 2023. Future principal payments of our Revolver, PPP loan and consolidated VIE’s Financing, excluding unamortized debt issuance costs, are as follows:

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

Remainder of 2021	$2,523
2022	5,333
2023	1,422
2024	1,094
2025	46,470
Thereafter	33,534

Total	$90,376

Historically, we have addressed our liquidity needs (including funds required to make scheduled principal and interest payments, refinance debt and fund working capital, and planned capital expenditures) with operating cash flows, borrowings under credit facilities, and proceeds from the term loans. Our ability to execute our operating strategy is dependent on our ability to continue to access capital through our Revolver, public markets and other sources of financing and if we were unable to obtain financing on reasonable terms, this may impact our ability to execute our operating strategy.

Note 7 Income Taxes

The effective tax rates for the three months ended April 4, 2021 and March 29, 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in our deferred tax asset valuation allowance. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the three months ended April 4, 2021 was 17.2%, compared to 40.7% for the three months ended March 29, 2020. Our income tax benefit was lower for the three months ended April 4, 2021 than our statutory tax rate of 21% applied to our pre-tax loss due to the partial reversal of a deferred tax asset valuation allowance, offset by state income taxes. For the three months ended March 29, 2020, our effective income tax benefit was higher than our statutory tax rate of 21% applied to our pre-tax loss due to excess tax benefits related to unit-based compensation expense, partially offset by a deferred tax asset valuation allowance.

Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $1,401 was recorded as of April 4, 2021 to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at January 3, 2021 was $1,609.

No liability has been recorded for uncertain tax positions. We would accrue, if applicable, income tax related interest and penalties in income tax expense in our condensed consolidated statement of operations. There were no interest and penalties incurred during the three months ended April 4, 2021 and March 29, 2020.

Note 8 Members’ Equity (Deficit)

Classes of Equity Units

Until our corporate conversion on April 14, 2021, we had three classes of limited liability interests, designated as Class A Preferred Units, Class B Preferred Units, and Common Units (collectively, the “Unit” or “Units”). There are 2,000,000 Class A Preferred Units authorized specifically for issuance upon exercise of warrants, of which none were issued and outstanding at April 4, 2021 and January 3, 2021. There are 18,000,000 Class B Preferred Units authorized, of which 18,000,000 were issued and outstanding at April 4, 2021 and January 3, 2021. There are 5,000,000 Common Units authorized, of which 3,057,344 were issued as of April 4, 2021 and January 3, 2021 and 2,105,936 and 2,107,452 were outstanding as of April 4, 2021 and January 3, 2021. Class A Preferred Units and Common Units are non-voting classes, and Class B Preferred Units are a voting class.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

Conversion

On April 14, 2021, we completed a corporate conversion. Pursuant to the certificate of incorporation effected in connection with the corporate conversion, our authorized capital stock consists of 200,000,000 shares of voting common stock, par value $0.01 per share, and 80,000,000 shares of preferred stock, par value $0.01 per share. As of April 14, 2021, giving effect to the corporate conversion, 31,055,743 shares of common stock were issued and outstanding. No shares of our preferred stock were outstanding. As discussed in Note 1 – Nature of Business, on April 21, 2021, our common stock began trading on the Nasdaq Stock Market under the symbol “SKYT”.

Upon the corporate conversion, all Units were converted into an aggregate of 31,055,743 shares of our common stock. Each Class B Preferred Unit and Common Unit were converted into a number of shares of common stock determined by dividing (1) the amount that would have been distributed in respect of each such Unit in accordance with CMI Acquisition, LLC’s operating agreement if all assets of CMI Acquisition, LLC had been sold for a cash amount equal to the pre-offering value of CMI Acquisition, LLC, as such value is determined by CMI Acquisition, LLC’s board of managers based on the fair value of each share of common stock (net of any underwriting discounts, fees and expenses), by (2) such per share fair value. The amounts that would have been distributed for this purpose in respect of Class B Preferred Units and Common Units were determined by reference to the terms of CMI Acquisition, LLC’s operating agreement, with different values applicable to each series of Units. Before any distributions were made on Common Units, distributions were made on each Class B Preferred Unit in an amount equal to the sum of an 8% “preferred return” on the deemed original equity value of each such Class B Preferred Unit (accrued daily since the date of issuance of each such Class B Preferred Unit) plus the amount of such original equity value. Only after those distributions were made, the Common Units, together with the Class B Preferred Units, shared in the remainder of the distribution on a pro rata basis. For purposes of the corporate conversion, pre-offering “per share fair value” was determined taking into account an assumed initial public offering price of common stock. Accordingly, the outstanding Units were converted as follows:

•	holders of Class B Preferred Units received an aggregate of 27,995,400 shares of common stock; and

•	holders of Common Units received an aggregate of shares 3,060,343 of common stock.

Restricted Common Units

On November 1, 2020, we granted 4,672 restricted Common Units to two directors. Upon the corporate conversion, such restricted Common Units were converted into 6,788 shares of restricted common stock which continue to vest over a one-year period.

On December 18, 2020, we granted restricted unit units to acquire up to 1,602,588 Common Units to certain key employees. Upon the corporate conversion, such restricted unit units were converted into 2,328,880 shares of restricted common stock units which continue to vest in equal amounts over a three-year period, but only in the event we complete an IPO of our stock or experience a change of control event. These restricted common stock units are issued as common stock upon vesting. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units have been issued. With our IPO completed on April 23, 2021, these restricted common stock units will begin vesting in accordance with their other terms.

New Share-Based Compensation Plans

2021 Equity Incentive Plan

In connection with our IPO, we adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO and no further awards will be issued under the previous Employee Unit Option Plan. No awards remained outstanding from the Employee Unit Option Plan as of April 4, 2021 and at the corporate conversion date. Under the 2021 Equity Plan, 5,000,000 shares of common stock are available for issuance to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. On April 21, 2021, we granted 645,747 restricted common stock units and 1,087,157 stock options to eligible employees and directors.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

2021 Employee Stock Purchase Plan

In connection with our IPO, we also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A maximum of 700,000 shares of our common stock has been reserved for issuance under the 2021 ESPP. Under the 2021 ESPP, eligible employees may purchase our common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of our common stock as of the beginning or end of each offering period, which may range from 6 to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of our common stock may be purchased by an employee each offering period.

Unit-Based Compensation Expense

Total unit-based compensation expense recorded in general and administrative expenses in our statement of operations was $5 and $488 for the three months ended April 4, 2021 and March 29, 2020, respectively. As of April 4, 2021, there was $9,022 of unrecognized compensation cost related to restricted Common Units and restricted unit units.

Note 9 Fair Value Measurements

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, we use a fair value hierarchy categorized into three levels based on inputs used. Generally, the three levels are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 3 inputs are used in the valuation of our contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

Contingent
Consideration
Balance at January 3, 2021	$10,900
Payments	(3,356)
Change in fair value	56

Balance at April 4, 2021	$7,600

The change in fair value is reflected in our condensed consolidated statements of operations.

The fair value of our contingent consideration liability at April 4, 2021 and January 3, 2021 was determined using forecasted receipts of projected future revenues of Advanced Technology Services. The royalty is paid out quarterly through 2021. The forecasted future cash flows were discounted reflecting the risk in estimating future revenues. We expect total future cash payments to be between $7,600 and $8,500.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at April 4, 2021 and January 3, 2021 due to the short maturity of these items. The carrying values of our borrowings under our Revolver and Financing approximate their fair values due to the frequency of the floating interest rate resets on these borrowings. The fair value of the Revolver and Financing were determined based on inputs that are classified as Level 2 in the fair value hierarchy.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

Our non-financial assets such as property and equipment and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of April 4, 2021 and January 3, 2021, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

Note 10 Commitments and Contingencies

Foundry Services Agreement

Under a Foundry Services Agreement (“FSA”) which expired in June 2020, we were required to provide semiconductor wafers to our main customer over a 40-month period, beginning March 1, 2017, at contractual rates. As part of the FSA, the customer guaranteed certain levels of purchase orders for wafers. Sales of Wafer Services to this customer were $12,545 for the three months ended March 29, 2020.

Litigation

From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the resolution of these ordinary-course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business and other factors.

Note 11 Major Customers and Concentration Risk

The following customers accounted for 10% or more of sales for the three months ended April 4, 2021 and March 29, 2020:

	Three Months Ended
	April 4, 2021	March 29, 2020
Customer A	37%	—
Customer B	19%	34%
Customer C	10%	27%

	66%	61%

We had three major customers that accounted for 24%, 19% and 17% of outstanding trade accounts receivable as of April 4, 2021 and four major customers that accounted for 30%, 20%, 19% and 18% of outstanding trade accounts receivable as of January 3, 2021. The loss of a major customer could adversely affect our operating results and financial condition.

Note 12 Related Party Transactions

Professional Services

Oxbow Industries, LLC (“Oxbow”), our principal owner, provides management and financial consulting services to us for an annual management fee not to exceed $700. We incurred $160 of management fees to Oxbow during the three months ended April 4, 2021 and March 29, 2020, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.

Members of our board of directors provide legal and professional services to us. We incurred fees of $116 and $62 for the three months ended April 4, 2021 and March 29, 2020, respectively, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

Sale-Leaseback Transaction

On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to an entity (“Oxbow Realty”) controlled by our principal owner. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. Future minimum lease commitments to Oxbow Realty as of April 4, 2021 were as follows (such amounts are eliminated from our condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 13 – Variable Interest Entities):

Remainder of 2021	$3,560
2022	4,836
2023	4,932
2024	5,031
2025	5,132
Thereafter	89,350

Total lease payments	112,841
Less: imputed interest	(85,742)

Total	$27,099

Note 13 Variable Interest Entities

Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions. This included facilitating the purchase of our land and building with proceeds from a bank loan and managing the leaseback of the land and building to us. We determined that Oxbow Realty meets the definition of a VIE under Topic 810, Consolidation, because it lacks sufficient equity to finance its activities. We concluded that we are the primary beneficiary of Oxbow Realty as we have the power to direct operation and maintenance decisions during the lease term, which would most significantly affect the VIE’s economic performance. As the primary beneficiary, we consolidate the assets, liabilities and results of operations of Oxbow Realty, eliminate any transactions between us and Oxbow Realty, and record a non-controlling interest for the economic interest in Oxbow Realty not owned by us because the owners of our Class B and Common Units do not legally have rights or obligations to those profits or losses. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.

The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by us as of April 4, 2021 and January 3, 2021. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

	April 4, 2021	January 3, 2021
Cash and cash equivalents	$434	$860
Prepaid expenses	211	99
Finance receivable	36,810	36,930

Total assets	$37,455	$37,889

Accounts payable	$697	$672
Accrued expenses	21	9
Debt	38,529	38,776

Total liabilities	$39,247	$39,457

CMI ACQUISITION, LLC AND SUBSIDIARIES (now known as SKYWATER TECHNOLOGY, INC.)

Notes to Condensed Consolidated Financial Statements

(unaudited in thousands, except unit and per unit data)

The following table shows the revenue and expenses of Oxbow Realty that are consolidated by us for the three months ended April 4, 2021, which we began consolidating on September 29, 2020. We have included these amounts, net of eliminations, in the corresponding tables in the notes to our condensed consolidated financial statements.

Three Months Ended
April 4, 2021
Revenue	$1,345

General and administrative expenses	252
Interest expense	335

Total expenses	587

Net income	$758

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes, included in our prospectus filed with the Securities and Exchange Commission on April 22, 2021 (“Prospectus”) in connection with our initial public offering (“IPO”) of our common stock. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in our forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Forward-Looking Statements” herein and elsewhere in our Prospectus.

We refer to the three-month periods ended April 4, 2021 and March 29, 2020 as the first quarter of 2021 and first quarter of 2020, respectively. Each of these three-month periods includes 13 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.

For purposes of this section, the terms “we,” “us,” “our,” and “SkyWater” refer to CMI Acquisition, LLC and its subsidiaries collectively before the corporate conversion discussed below and to SkyWater Technology, Inc. and its subsidiaries collectively after the corporate conversion.

Corporate Conversion and Initial Public Offering

On April 14, 2021, in connection with our IPO, CMI Acquisition, LLC filed a certificate of conversion, whereby CMI Acquisition, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to SkyWater Technology, Inc. As part of the corporate conversion, holders of Class B Preferred Units and Common Units of CMI Acquisition, LLC received shares of our common stock for each Unit held immediately prior to the corporate conversion using an approximate one-to-1.56 conversion ratio for Class B Preferred Units and one-to-1.45 conversion ratio for Common Units. In connection with this corporate conversion, we filed a certificate of incorporation. Pursuant to our certificate of incorporation, we are authorized to issue up to 200,000,000 shares of common stock, $0.01 par value per share, and 80,000,000 shares of preferred stock, $0.01 par value per share.

On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. We received net proceeds from the IPO of approximately $100.3 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.7 million.

Shares of our common stock began trading on the Nasdaq Stock Market on April 21, 2021 under the symbol “SKYT”. The shares were registered under the Securities Act on a registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission (“SEC”) on April 20, 2021.

We expect to use the proceeds from the IPO for working capital and other general corporate purposes, which may include financing our growth and funding capital expenditures. We may also use a portion of the proceeds from the offering for acquisitions or strategic investments in businesses or technologies, although we do not currently have any plans or commitments for any such acquisitions or investments.

Overview

We are a U.S. investor-owned, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. In our technology as a service model, we leverage a strong foundation of proprietary technology to co-develop process technology intellectual property (“IP”) with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.

The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, our status as a publicly-traded, U.S.- based, U.S. investor-owned pure-play technology foundry with DMEA Category 1A accreditation from the U.S. Department of Defense, or DoD, is expected to position us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and easy access to a U.S. domestic supply chain. In September 2019, we entered into a contract with the DoD to receive up to $170 million to expand and upgrade our manufacturing capabilities, specifically to build next-generation rad-hard wafer solutions for the aerospace and defense sector which will have significant benefits for other commercial markets. Our fab expansion supporting this project began operations in October 2020. In January 2021, we entered into an agreement with Osceola County, Florida to take over operation of the Center for NeoVation facility in Kissimmee, Florida to accelerate pure-play advanced packaging services for differentiated technologies.

We primarily focus on serving diversified, high-growth end users in numerous vertical markets, including (1) advanced computation, (2) aerospace and defense, or A&D, (3) automotive and transportation, (4) bio-health, (5) consumer and (6) industrial/internet of things, or IoT. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our Advanced Technology Services, we specialize in co-creating with our customers advanced solutions that directly serve our end markets, such as superconducting ICs for quantum computing, integrated photonics, carbon nanotube technologies, or CNTs, microelectromechanical systems, or MEMS, technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our focus on the differentiated analog and mixed-signal and complementary metal-oxide-semiconductor, or CMOS, markets supports long product life-cycles and requirements that value performance over cost-efficiencies, and leverages our portfolio IP.

Before we began independent operations, our fab was owned and operated by Cypress Semiconductor Corporation (“Cypress”) as a captive manufacturing facility for 20 years. We have leveraged the Cypress system, manufacturing technology and process development capabilities to advance our product offerings. We became an independent company in March 2017 when we were acquired by Oxbow Industries, LLC, or Oxbow, as part of a divestiture from Cypress. Cypress was acquired in April 2020 by Infineon Technologies AG (“Infineon”).

Factors and Trends Affecting our Business and Results of Operations

The following trends and uncertainties either affected our financial performance during the first quarter of 2021 or are likely to impact our results in the future.

•	Macroeconomic and competitive conditions, including cyclicality and consolidation, affecting the semiconductor industry.

•

The global economic climate, including the impact on the economy from geopolitical issues and the ongoing COVID-19 pandemic. Our business has been adversely affected by the effects of the COVID-19 pandemic. We implemented modifications to employee travel and employee work locations, as required, in some cases by federal, state and local authorities, which has had a negative impact on our employee productivity. As a result of the COVID-19 pandemic, one customer reduced its research and development expenditures with us, and a second customer experienced facility shutdowns which resulted in delays in project milestones, in each case negatively affecting our revenues. Because we have a manufacturing facility, we may be vulnerable to an outbreak of a new coronavirus or other contagious diseases. The effects of such an outbreak could include the temporary shutdown of our facilities, disruptions or restrictions on the ability to ship our products to our customers, as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products or of the ability of our suppliers to delivery key components on a timely basis could have material adverse effect on our sales and operating results.

•

On April 18, 2020, we received proceeds of $6.5 million pursuant to a loan under the Paycheck Protection Program, or PPP, under the terms of the Coronavirus Aid, Relief, and Economic Security Act. PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. We expect to obtain forgiveness of the PPP loan. See “Risk Factors—The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition” in our Prospectus and our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding the effects of the COVID-19 pandemic on our business and regarding the PPP loan.

•

The Creating Helpful Incentives to Produce Semiconductors for America Act, in which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains.

•

Our overall level of indebtedness from our revolving credit agreement for up to $65 million, which we refer to as the Revolver, and a $39 million financing from the sale of the land and building representing our headquarters in Minnesota, which we refer to as the Financing, the corresponding interest rates charged to us by our lenders and our ability to access borrowings under the Revolver.

•

Identification and pursuit of specific product and geographic market opportunities that we find attractive both within and outside the United States. We will continue to more effectively address these opportunities through research and development and additional sales and marketing resources.

•

Material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials.

Financial Performance Metrics

Our senior management team regularly reviews certain key financial performance metrics within our business, including:

•	Net sales and gross profit; and

•

Earnings before interest, taxes, depreciation and amortization, as adjusted, or adjusted EBITDA, which is a financial measure not prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, that excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. For information regarding our non-GAAP financial measure, see the section entitled “—Non-GAAP Financial Measure” below.

Results of Operations

First Quarter of 2021 compared to First Quarter of 2020

The following table summarizes certain financial information relating to our operating results for the first quarter of 2021 and for the first quarter of 2020.

	First Quarter Ended		Dollar	Percentage
(in thousands)	April 4, 2021 (1)	March 29, 2020 (1)	Change	Change
Consolidated Statement of Operations Data:
Net sales	$48,101	$36,904	$11,197	30.3%
Cost of sales	38,935	30,480	8,455	27.7%

Gross profit	9,166	6,424	2,742	42.7%
Research and development	1,927	662	1,265	191.1%
Selling, general and administrative expenses	8,603	5,633	2,970	52.7%
Change in fair value of contingent consideration	56	841	(785)	(93.3%)

Operating loss	(1,420)	(712)	(708)	99.4%
Other expense:
Change in fair value of warrant liability	—	(141)	141	(100.0%)
Interest expense	(1,058)	(1,462)	404	(27.6%)

Total other expense	(1,058)	(1,603)	545	(34.0%)

Loss before income taxes	(2,478)	(2,315)	(163)	7.0%
Income tax benefit	(425)	(943)	(518)	54.9%

Net loss	(2,053)	(1,372)	(681)	49.6%
Less: net income attributable to non-controlling interests	758	—	758	100.0%

Net loss attributable to CMI Acquisition, LLC	$(2,811)	$(1,372)	$(1,439)	104.9%

Other Financial Data:
Adjusted EBITDA (2)	$5,629	$5,349	$280	5.2%

(1)	The consolidated statements of operations are for the first quarter of 2021 and the first quarter of 2020. The first quarter of 2021 and 2020 each contained 13 weeks.
(2)	See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.

Net sales

Net sales increased to $48.1 million for the first quarter of 2021, from $36.9 million for the first quarter of 2020. The increase of $11.2 million, or 30.3%, was driven by continued momentum in sales of our Advanced Technology Services. The following table shows net sales by services type for the first quarter of 2021 and 2020:

	First Quarter Ended
(in thousands)	April 4, 2021	March 29, 2020
Wafer Services	$10,019	$13,318
Advanced Technology Services	36,915	23,586
Lease revenue	1,167	—

Total	$48,101	$36,904

Wafer Services sales for the first quarter of 2021 and 2020 were partially driven by demand in the automotive and transportation market. Advanced Technology Services sales, which for the first quarter of 2021 included $15 million of sales related to services we provide to qualify customer funded tool technologies as our customers invest in our capabilities to expand our technology platforms, were partially attributable to the aerospace and defense and advanced computing markets.

Gross profit

Gross profit increased to $9.2 million for the first quarter of 2021, from $6.4 million for the first quarter of 2020. The increase of $2.7 million, or 42.7%, was due to a continued shift to more profitable Advanced Technology Services sales during the first quarter of 2021 compared to a larger proportion of Wafer Services sales during the first quarter of 2020. For the first quarter of 2021 and 2020, gross profit included $3.5 million of depreciation expense related to the step-up in basis of building and equipment, which were previously fully depreciated, as part of our acquisition of the business in March 2017.

Research and development

Research and development costs increased to $1.9 million for the first quarter of 2021, from $0.7 million for the first quarter of 2020. The increase of $1.3 million, or 191.1%, was attributable to our continued investment in internal personnel and external engineering support.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $8.6 million for the first quarter of 2021, from $5.6 million for the first quarter of 2020. The increase of $3.0 million, or 52.7%, was due to higher commission expenses due to increased net sales, increased license, professional services consulting and information technology expenses, and an increase in headcount in anticipation of our IPO and hiring supplementary sales team members in the first quarter of 2021.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $0.1 million for the first quarter of 2021, compared to the $0.8 million for the first quarter of 2020, a decrease of $0.7 million, or 93.3%. We expect the revaluation of future estimated earn-out payments to Infineon and the corresponding change in fair value of the liability to remain at a lower level as we approach the end of these royalty payments to Infineon for Advanced Technology Services sales.

Change in fair value of warrant liability

Change in fair value of warrant liability was expense of $0.1 million for the first quarter of 2020. We had no similar expense for the first quarter of 2021 as the related warrants were repurchased in December 2020.

Interest expense

Interest expense decreased to $1.1 million for the first quarter of 2021, from $1.5 million for the first quarter of 2020. The decrease of $0.4 million, or 27.6%, was a result of lower interest rates on our Revolver and the Financing during the first quarter of 2021 compared to the interest rates charged on our previous line of credit and term loan during the first quarter of 2020.

Income tax benefit

The income tax benefit decreased to $0.4 million for the first quarter of 2021, from a benefit of $0.9 million for the first quarter of 2020. The effective income tax rate for the first quarter of 2021 was a benefit of 17.2%, compared to a benefit of 40.7% for the first quarter of 2020. Our income tax benefit was lower for the first quarter of 2021 than our statutory tax rate of 21% applied to our pre-tax loss due to the partial reversal of a deferred tax asset valuation allowance, offset by state income taxes. For the first quarter of 2020, our effective income tax benefit was higher than our statutory tax rate of 21% applied to our pre-tax loss due to excess tax benefits related to unit-based compensation expense, partially offset by a deferred tax asset valuation allowance.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests reflects the net income of the variable interest entity, or VIE, that we consolidate, representing the economic interest in the profits and losses of Oxbow Realty that the owners of our members’ equity do not legally have rights or obligations to. We began consolidating Oxbow Realty in the fourth quarter of 2020 and therefore have no similar presentation for the first quarter of 2020.

Adjusted EBITDA

Adjusted EBITDA increased $0.3 million, or 5.2%, to $5.6 million for the first quarter of 2021 from $5.3 million for the first quarter of 2020. The increase in adjusted EBITDA primarily reflects increased gross profit due to a shift in mix to more profitable Advanced Technology Services sales, offset by increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers and as we prepared for our IPO. For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”

Liquidity and Capital Resources

General

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to the expansion of our operations, payment of amounts due under our contingent consideration liability, lease obligations and the normal operation of our business. Our ability to meet these working capital needs and grow our business will depend on many factors, including our future working capital needs, the evolution of our operating cash flows and our ability to secure additional sources of financing.

We had $3.8 million in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $19.7 million as of April 4, 2021. We believe our operating cash flows, together with our cash on hand, cash received from the completion of our IPO on April 23, 2021 and current availability under the Revolver completed on December 28, 2020 will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months. We may, however, need additional cash resources due to changed business conditions or other developments, including significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our business. To the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations, which could have an adverse impact on our business and financial prospects.

Initial Public Offering

On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. We received net proceeds from the IPO of approximately $100.3 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.7 million.

Capital Expenditures

For the first quarter of 2021, we spent approximately $5.4 million on capital expenditures, including purchases of property, equipment and software. We estimate we will spend between $20 million and $25 million on capital expenditures in our fiscal year ending January 2, 2022. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand, our Revolver and future cash flows from operations will provide the funds needed to meet our customer demand and anticipated capital expenditures in 2021.

We have various contracts outstanding with third parties in connection with the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $13 million of contractual commitments outstanding as of April 4, 2021 that we expect to be paid in 2021, through cash on hand and operating cash flows.

Contingent Consideration

For the first quarter of 2021, we made cash payments of $3.4 million related to our contingent consideration royalty liability. We estimate that we will pay between $7.6 and $8.5 million on contingent consideration related to this liability in the future. We anticipate our cash on hand and cash flows from operations will provide the funds necessary to settle the contingent consideration royalty liability.

Working Capital

Historically, we have depended on cash flows from operations, cash on hand, funds available under our previous line of credit and term loan, funds from the sale of our land and building in Minnesota, funds from our Revolver, and in the future may depend on additional debt and equity financings, similar to our IPO, to finance our expansion strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot be certain that we will be able to obtain future debt or equity financings adequate for our cash requirements on commercially reasonable terms or at all.

As of April 4, 2021, we had available aggregate undrawn borrowing capacity of approximately $19.7 million under our Revolver. For the periods presented, our use of cash was primarily driven by our investing activities, and specifically by our investments in capital expenditures.

The following table sets forth general information derived from our statement of cash flows for the first quarter of 2021 and the first quarter of 2020:

	First Quarter Ended
(in thousands)	April 4, 2021	March 29, 2020
Net cash (used in) provided by operating activities	$(8,424)	$50,451
Net cash used in investing activities	$(5,397)	$(10,775)
Net cash provided by (used in) financing activities	$10,601	$(14,248)

First Quarter of 2021 Compared to the First Quarter of 2020

Cash and Cash Equivalents

At April 4, 2021 and January 3, 2021, we had $4.2 million and $7.4 million of cash and cash equivalents, respectively, including cash of $0.4 million and $0.8 million, respectively, held by a variable interest entity that we consolidate.

Operating Activities

Net cash used in operating activities was $8.4 million during the first quarter of 2021, a decrease of $58.9 million from $50.5 million of cash provided by operating activities during the first quarter of 2020. The decrease in cash provided by operating activities in the first quarter of 2021 was driven primarily by a change in our working capital accounts, specifically accounts receivable and deferred revenue, due to the timing of cash collected from contracts with customers who funded our building expansion during 2020.

Investing Activities

Capital expenditures are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us meet product demand and increase our manufacturing efficiencies and capacity. During 2020, we had various contracts outstanding with third parties in connection with the construction of a building expansion project to increase manufacturing capacity at our Minnesota fab, a portion of which continues into 2021.

Net cash used in investing activities was $5.4 million during the first quarter of 2021, a decrease of $5.4 million from $10.8 million in the first quarter of 2020. The decrease in cash used in the first quarter of 2021 reflects decreased capital spending on property and equipment as we fully complete our building expansion project, offset by $0.2 million of capital spending on software.

Financing Activities

Net cash provided by financing activities was $10.6 million during the first quarter of 2021, an increase of $24.8 million from net cash used in financing activities of $14.2 million during the first quarter of 2020. The increase in net cash provided by financing activities during the first quarter of 2021 compared to the first quarter of 2020 primarily reflects draws on our Revolver to fund capital spending and working capital needs.

Indebtedness

Off-balance sheet arrangements

As of April 4, 2021, we had no material off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Prospectus.

Sale Leaseback Transaction

On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to Oxbow Realty, LLC, or Oxbow Realty, an entity controlled by our principal owner for $39 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million and paid a guarantee fee to our principal owner of $2.0 million. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease.

Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the property with the proceeds received recorded as a financial obligation.

Revolving Credit Agreement

On December 28, 2020, we entered into an amended and restated revolving credit agreement with Wells Fargo, our Revolver, of up to $65 million that replaced our previous line of credit and term loan. Under the agreement, the facility is available on a revolving basis, subject to availability under a borrowing base consisting of a percentage of eligible accounts receivable, inventory and owned equipment. The Revolver can be repaid and borrowed again at any time without penalty or premium until the maturity date of December 28, 2025. The Revolver is available for issuance of letters of credit to a specified limit of $10 million.

Under the Revolver, we can elect the base rate (greatest of the federal funds rate plus 0.5%, LIBOR for a one-month period plus 1%, or the institution’s prime rate) or LIBOR for a period of one, two, three or six months as selected by us, plus a margin depending on the amount of borrowings outstanding “prime rate.” We will also pay a commitment fee equal to 0.25% to 0.375% of the average commitment not utilized, depending on the amount not utilized. Interest payments are due monthly.

The Revolver includes a financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 on a rolling twelve-month basis. The fixed charge coverage ratio included in our revolving credit agreement is defined as (A) earnings before interest, taxes, depreciation and amortization, or EBITDA, less unfinanced capital expenditures, divided by (B) fixed charges, which are generally defined as cash interest and income taxes, scheduled principal payments on loans and contingent consideration arrangements, and restricted payments such as dividends. EBITDA, as defined, includes adjustments for such items as unusual gains or losses, equity-based compensation and management fees, as well as other adjustments. The Revolver also includes a financial covenant that requires us to maintain a leverage ratio of no greater than 3.5 to 1.0 on a rolling twelve-month basis measured quarterly. On January 2, 2022, the ratio decreases to 3.0 to 1.0 through the remainder of the agreement. The leverage ratio included in our revolving credit agreement is defined as our funded indebtedness as of the measurement date divided by our EBITDA for the twelve-month period as of the measurement date.

The Revolver contains covenants, including restrictions on indebtedness, liens, mergers, consolidations, investments, acquisitions, disposition of assets, and transactions with affiliates. Dividends, redemptions and other payments on equity (restricted payments) are limited to (1) restricted payments to the loan parties, and (2) declaring and making dividend payments or other distributions payable solely in capital stock. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of certain covenants, default to material indebtedness, bankruptcy, ERISA violations, material judgments, change in control and termination or invalidity of guaranty or security documents.

The Revolver is secured by a security interest in substantially all of our accounts receivable, inventory and equipment. In connection with the Revolver, we repaid all outstanding amounts owed under our previous term loan totaling $28.2 million of principal, accrued interest and prepayment penalties. Amounts owed under our previous line of credit totaling $2.8 million of principal and accrued interest were rolled over into the Revolver and our previous line of credit was discontinued. On December 28, 2020, we also repurchased the warrants held by the lender of our term loan for $14 million from our cash and cash equivalents.

As of January 3, 2021, we were not in compliance with the fixed charge coverage ratio and leverage ratio covenants related to the Revolver. On March 19, 2021, we were granted a waiver from the lender related to these financial covenants. The amendment modified those ratios and we are no longer in an event of default. Based on these modifications, we were in full compliance with the Revolver covenant requirements as of April 4, 2021.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements. The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates, impacting our reported results of operations and financial condition.

There have been no material changes to our critical accounting policies and estimates disclosed in our Prospectus. For more information, refer to “Note 3 — Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in our Prospectus.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 3 — Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measure

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. To supplement our condensed consolidated financials presented in accordance with U.S. GAAP, an additional non-GAAP financial measure is provided and reconciled in the following table.

We provide supplemental non-GAAP financial information that our management utilizes to evaluate our ongoing financial performance and provide additional insight to investors as supplemental information to our U.S. GAAP results. We use adjusted EBITDA to provide a baseline for analyzing trends in our business and to exclude certain items that may not be indicative of our core operating results. The use of non-GAAP financial information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measure. In addition, because our non-GAAP measure is not determined in accordance with U.S. GAAP, it is susceptible to differing calculations, and not all comparable or peer companies may calculate their non-GAAP measures in the same manner. As a result, the non-GAAP financial measure presented in this Quarterly Report on Form 10-Q may not be directly comparable to similarly titled measures presented by other companies.

This non-GAAP financial measure should not be considered as an alternative to, or more meaningful than, net income determined in accordance with U.S. GAAP.

Adjusted EBITDA

Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net income before interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation and certain other items that we do not view as indicative of our ongoing performance, including fair value changes in contingent consideration, equity-based compensation, fair value changes in warrants and management fees.

We believe adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income determined in accordance with U.S. GAAP. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from adjusted EBITDA. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual, unless otherwise expressly indicated.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA, our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	First Quarter Ended
(in thousands)	April 4, 2021	March 29, 2020
Net loss	$(2,053)	$(1,372)
Interest expense	1,058	1,462
Income tax benefit	(425)	(943)
Depreciation and amortization	6,482	4,322

EBITDA	5,062	3,469
Fair value changes in contingent consideration (1)	56	841
Equity-based compensation (2)	235	676
Fair value changes in warrants (3)	—	141
Management fees (4)	276	222

Adjusted EBITDA	$5,629	$5,349

(1)	Represents non-cash valuation adjustment of contingent consideration to fair market value during the period.
(2)	Represents non-cash equity-based compensation expense.
(3)	Represents non-cash valuation adjustment of warrants to fair market value during the period.
(4)

Represents a related party transaction with Oxbow, our principal financial investor. As these fees are not part of the core business, will not continue after our IPO and are excluded from management’s assessment of the business, we believe it is useful to investors to view our results excluding these fees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our debt due to fluctuations in applicable market interest rates. In the future, our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

Credit Risk

Financial instruments that potentially subject us to credit risk are cash and cash equivalents and accounts receivable. Cash balances are maintained in financial institutions, which at times exceed federally insured limits. We monitor the financial condition of the financial institutions in which our accounts are maintained and have not experienced any losses in such accounts. We perform ongoing credit evaluations as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. Our consideration of the need for an allowance for doubtful accounts is based upon current market conditions and other factors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 4, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 4, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in the section titled “Risk Factors” in our Prospectus, we previously identified material weaknesses in our internal control over financial reporting. As of April 4, 2021, we have material weaknesses in components of the COSO framework, including the control environment and risk assessment due to our limited accounting and finance resources, which resulted in inappropriate preparation, review and maintenance of documentation and information that is critical to the design and consistent execution and monitoring of internal controls. We did not sufficiently design, implement, and maintain control activities related to the recording of revenue to sufficiently capture and measure progress to complete performance obligations and recognize revenue as part of the monthly close process to support the accounting for certain contracts. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan

To address our material weaknesses, we are in the process of hiring additional qualified accounting and finance personnel in addition to formalizing documentation of policies, procedures and controls and further evolving our accounting processes related the recognition of revenue.

While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

As part of our remediation plan discussed above, we hired one additional resource and continued formalizing documentation of policies, procedures and controls and evaluating the implementation of new and existing controls during the quarter ended April 4, 2021. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to implement the comprehensive remediation program to ensure that control deficiencies contributing to the material weakness are remediated and that our controls operate effectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our Prospectus. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On April 23, 2021, we completed our IPO in which we sold 8,004,000 shares of common stock at a public offering price of $14.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-254580), as amended, which was declared effective by the SEC on April 20, 2021, and the Company’s registration statement on Form S-1 (File No. 333-255385) filed on April 20, 2021 pursuant to Rule 462(b) under the Securities Act. The use of proceeds from our IPO will be further described in our Quarterly Report for the second quarter of 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of SkyWater Technology, Inc. (incorporated by reference)

3.2	Bylaws of SkyWater Technology, Inc. (incorporated by reference)

10.1+	SkyWater Technology, Inc. 2021 Equity Incentive Plan (“2021 Equity Incentive Plan”) (incorporated by reference)

10.2+	Form of Nonqualified Stock Option Agreement pursuant to the 2021 Equity Incentive Plan (incorporated by reference)

10.3+	Form of Incentive Stock Option Agreement pursuant to the 2021 Equity Incentive Plan (incorporated by reference)

10.4+	Form of Restricted Stock Unit Agreement pursuant to the 2021 Equity Incentive Plan (incorporated by reference)

10.5+	Form of Restricted Stock Unit Agreement for Directors pursuant to the 2021 Equity Incentive Plan (incorporated by reference)

10.6+	SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference)

10.7	Waiver, Consent and First Amendment to Amended and Restated Credit Agreement (incorporated by reference)

10.8	Technology and Economic Development Agreement (incorporated by reference)

10.9	Form of Indemnification Agreement (incorporated by reference)

10.10+	Executive Severance and Change of Control Plan (incorporated by reference)

10.11+	Non-Employee Director Compensation Policy (incorporated by reference)

10.12	Registration Rights Agreement, dated April 23, 2021, among SkyWater Technology, Inc., CMI Oxbow Partners, LLC and the individuals identified on Schedule A thereto.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyWater Technology, Inc.
Date: May 19, 2021	By:	/s/ Thomas Sonderman
Thomas Sonderman
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko
Chief Financial Officer (Principal Financial Officer)