Form 10-Q
period 2021-07-04
SkyWater Technology, Inc
filed 2021-08-04
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 4, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-40345
______________________
SkyWater Technology, Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	37-1839853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2401 East 86th Street, Bloomington, Minnesota 55425
(Address of registrant’s principal executive offices and zip code)
Registrant’s telephone number, including area code: (952) 851-5200
______________________
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
On August 2, 2021, the number of shares of common stock, $0.01 par value, outstanding was 39,059,743.

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
Our forward-looking statements are subject to a number of risks, uncertainties and assumptions. Key factors that may affect our results include, among others, the following:
•our goals and strategies;
•our future business development, financial condition and results of operations;
•our ability to continue operating our sole semiconductor foundry at full capacity;
•our ability to appropriately respond to changing technologies on a timely and cost-effective basis;
•our customer relationships and our ability to retain and expand our customer relationships;
•our ability to accurately predict our future revenues for the purpose of appropriately budgeting and adjusting our expenses;
•our expectations regarding dependence on our largest customers;
•our ability to diversify our customer base and develop relationships in new markets;
•the performance and reliability of our third-party suppliers and manufacturers;
•our ability to control costs, including our operating and capital expenses;
•the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•the level of demand in our customers’ end markets;
•our ability to attract, train and retain key qualified personnel;
•adverse litigation judgments, settlements or other litigation-related costs;
•changes in trade policies, including the imposition of tariffs;
•our ability to raise additional capital or financing;
•our ability to accurately forecast demand;
•the impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•the impact of the COVID-19 pandemic on the global economy;
•our ability to maintain compliance with certain US government contracting requirements;
•regulatory developments in the United States and foreign countries;
•our ability to protect our intellectual property rights; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our IPO prospectus filed with the Securities and Exchange Commission on April 22, 2021 and in this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 4, 2021	January 3, 2021

	(in thousands, except share and unit data)
Assets
Current assets:
Cash and cash equivalents	$64,603	$7,436
Accounts receivable, net	33,396	29,995
Inventories	29,167	27,169
Prepaid expenses and other current assets	3,597	11,972
Total current assets	130,763	76,572
Property and equipment, net	179,441	178,078
Intangible assets, net	4,029	4,561
Other assets	4,518	3,998
Total assets	$318,751	$263,209
Liabilities and Members’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$1,006	$2,772
Accounts payable	15,880	16,792
Accrued expenses	20,733	25,496
Income taxes payable	539	1,710
Current portion of contingent consideration	3,900	8,904
Deferred revenue - current	24,919	30,653
Total current liabilities	66,977	86,327
Long-term liabilities:
Long-term debt, less current portion and unamortized debt issuance costs	65,348	69,828
Contingent consideration, less current portion	—	1,996
Long-term incentive plan	3,648	3,185
Deferred revenue - long-term	84,438	95,399
Deferred income tax liability, net	2,866	8,058
Total long-term liabilities	156,300	178,466
Total liabilities	223,277	264,793
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value per share (80,000,000 and zero shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 and zero shares authorized; 39,059,743 and zero shares issued and outstanding)	391	—
Additional paid-in capital	110,082	—
Class A preferred units (zero and 2,000,000 units authorized; zero issued and outstanding)	—	—
Class B preferred units (zero and 18,000,000 units authorized; zero and 18,000,000 units issued and outstanding)	—	—
Common units (zero and 5,000,000 units authorized; zero and 3,057,344 units issued; zero and 2,107,452 outstanding)	—	3,767
Accumulated deficit	(13,573)	(3,783)
Total shareholders’ equity (deficit), SkyWater Technology, Inc.	96,900	(16)
Non-controlling interests	(1,426)	(1,568)
Total shareholders’ equity (deficit)	95,474	(1,584)
Total liabilities and shareholders’ equity	$318,751	$263,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(in thousands, except share, unit and per share and unit data)
Net sales	$41,189	$30,759	$89,290	$67,663
Cost of sales	39,377	25,297	78,312	55,777
Gross profit	1,812	5,462	10,978	11,886
Research and development	3,339	786	5,266	1,448
Selling, general and administrative expenses	15,415	6,921	24,018	12,554
Change in fair value of contingent consideration	(942)	712	(886)	1,553
Operating loss	(16,000)	(2,957)	(17,420)	(3,669)
Other income (expense):
Paycheck Protection Program loan forgiveness	6,453	—	6,453	—
Change in fair value of warrant liability	—	(99)	—	(240)
Interest expense	(912)	(1,322)	(1,970)	(2,784)
Total other expense	5,541	(1,421)	4,483	(3,024)
Loss before income taxes	(10,459)	(4,378)	(12,937)	(6,693)
Income tax (benefit) expense	(4,237)	915	(4,662)	(28)
Net loss	(6,222)	(5,293)	(8,275)	(6,665)
Less: net income attributable to non-controlling interests	757	—	1,515	—
Net loss attributable to SkyWater Technology, Inc.	$(6,979)	$(5,293)	$(9,790)	$(6,665)
Net loss per share attributable to common shareholders, basic and diluted:	$(0.20)		$(0.54)
Net loss per unit attributable to Class B preferred unitholders, basic and diluted:		$(0.29)		$(0.37)
Weighted average shares used in computing net loss per common share, basic and diluted:	34,707,758		18,884,051
Weighted average units used in computing net loss per Class B preferred unit, basic and diluted:		18,000,000		18,000,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended July 4, 2021 and June 28, 2020
(dollars, units and shares in thousands)
(Unaudited)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at March 29, 2020	—	$—	18,000	$—	—	$7,821	—	$—	—	$—	$—	$15,462	$23,283	$—	$23,283
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,293)	(5,293)	—	(5,293)
Balance at June 28, 2020	—	$—	18,000	$—	—	$7,821	—	$—	—	$—	$—	$10,169	$17,990	$—	$17,990

Balance at April 4, 2021	—	$—	18,000	$—	2,106	$3,772	—	$—	—	$—	$—	$(6,594)	$(2,822)	$(1,791)	$(4,613)
Corporate conversion	—	—	(18,000)	—	(2,106)	(3,772)	—	—	31,056	311	3,461	—	—	—	—
Issuance of common stock sold in initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	8,004	80	100,082	—	100,162	—	100,162
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,539	—	6,539	—	6,539
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(392)	(392)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(6,979)	(6,979)	757	(6,222)
Balance at July 4, 2021	—	$—	—	$—	—	$—	—	$—	39,060	$391	$110,082	$(13,573)	$96,900	$(1,426)	$95,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Six Months Ended July 4, 2021 and June 28, 2020
(dollars, units and shares in thousands)
(Unaudited)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 29, 2019	—	$—	18,000	$—	—	$7,333	—	$—	—	$—	$—	$16,834	$24,167	$—	$24,167
Unit-based compensation	—	—	—	—	—	488	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,665)	(6,665)	—	(6,665)
Balance at June 28, 2020	—	$—	18,000	$—	—	$7,821	—	$—	—	$—	$—	$10,169	$17,990	$—	$17,990

Balance at January 3, 2021	—	$—	18,000	$—	2,108	$3,767	—	$—	—	$—	$—	$(3,783)	$(16)	$(1,568)	$(1,584)
Unit-based compensation	—	—	—	—	—	5	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	(2)	—	—	—	—	—	—	—	—	—	—
Corporate conversion	—	—	(18,000)	—	(2,106)	(3,772)	—	—	31,056	311	3,461	—	—	—	—
Issuance of common stock sold in initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	8,004	80	100,082	—	100,162	—	100,162
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,539	—	6,539	—	6,539
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,373)	(1,373)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(9,790)	(9,790)	1,515	(8,275)
Balance at July 4, 2021	—	$—	—	$—	—	$—	—	$—	39,060	$391	$110,082	$(13,573)	$96,900	$(1,426)	$95,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 4, 2021	June 28, 2020

	(in thousands)
Cash flows from operating activities:
Net loss	$(8,275)	$(6,665)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	13,336	8,639
Gain on Paycheck Protection Program loan forgiveness	(6,453)	—
Foundry services obligation	—	(3,732)
Gain on sale of property and equipment	—	(1,117)
Amortization of debt issuance costs included in interest expense	320	781
Long-term incentive and stock-based compensation	7,008	865
Change in fair value of warrant liability	—	240
Change in fair value of contingent consideration	(886)	1,553
Cash paid for contingent consideration in excess of initial valuation	(6,114)	—
Deferred income taxes	(5,191)	(1,190)
Non-cash revenue related to customer equipment	(2,481)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,401)	43,854
Inventories	(1,998)	(1,778)
Prepaid expenses and other assets	5,672	(5,390)
Accounts payable	(610)	(529)
Accrued expenses	(3,872)	9,841
Deferred revenue	(16,695)	56,777
Income tax payable and receivable	(1,171)	886
Net cash (used in) provided by operating activities	(30,811)	103,035
Cash flows from investing activities:
Purchase of software and licenses	(357)	—
Proceeds from sale of property and equipment	—	1,650
Purchases of property and equipment	(12,898)	(38,409)
Net cash used in investing activities	(13,255)	(36,759)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriting discounts and commissions	104,212	—
Cash paid for offering costs	(1,205)	—
Proceeds from Paycheck Protection Program loan	—	6,453
Repayment of term loan	—	(2,574)
Net repayment on line of credit	—	(9,759)
Net proceeds from Revolver	382	—
Repayment of Financing	(495)	—
Cash paid for capital leases	(288)	—
Cash paid for debt issuance costs	—	(100)
Cash paid for contingent consideration	—	(5,253)
Distributions to VIE member	(1,373)	—
Net cash provided by (used in) financing activities	101,233	(11,233)
Net change in cash and cash equivalents	57,167	55,043
Cash and cash equivalents - beginning of period	7,436	4,605
Cash and cash equivalents - end of period	$64,603	$59,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 4, 2021	June 28, 2020

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,635	$2,144
Income taxes	1,701	90
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$11,444	$13,808
Common stock issuance costs incurred, not yet paid	662	—
Equipment acquired through capital lease obligations	2,603	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, “we”, “us”, “our”, or “SkyWater”), is a U.S. investor-owned, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. In our technology as a service model, we leverage a strong foundation of proprietary technology to co-develop process technology intellectual property with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to these differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.
Corporate Conversion and Initial Public Offering
Effective April 14, 2021, we converted into a Delaware corporation pursuant to a statutory conversion and changed our name to SkyWater Technology, Inc. Previously, we operated as a Delaware limited liability company under the name CMI Acquisition, LLC. As a result of the corporate conversion, the holders of the different series of units of CMI Acquisition, LLC, became holders of common stock and options to purchase common stock of SkyWater Technology, Inc. The number of shares of common stock that holders of Class B preferred units and common units were entitled to receive in the corporate conversion was determined in accordance with a plan of conversion, which was based upon the terms of the CMI Acquisition, LLC operating agreement, and varied depending on which class of Units a holder owned. See Note 8 – Shareholders’ Equity.
On April 23, 2021, we completed our initial public offering (“IPO”) and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. We received net proceeds from the IPO of approximately $100,162 after deducting underwriting discounts and commissions of $7,844 and offering costs of approximately $4,050.
Shares of common stock began trading on the Nasdaq Stock Market on April 21, 2021 under the symbol “SKYT”. The shares were registered under the Securities Act on a registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission (“SEC”) on April 20, 2021.
We expect to use the proceeds from the IPO for working capital and other general corporate purposes, which may include financing our growth and funding capital expenditures. On July 26, 2021, we announced that our Board of Directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase our output.
Note 2 Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements as of July 4, 2021, and for the three and six months ended July 4, 2021 and June 28, 2020, are presented in thousands of U.S. dollars (except share and per share information), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of January 3, 2021. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of July 4, 2021, our results of operations and shareholders' equity for the three and six months ended July 4, 2021 and June 28, 2020, and our cash flows for the six months ended July 4, 2021 and June 28, 2020.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The results of operations for the three and six months ended July 4, 2021 are not necessarily indicative of the results of operations to be expected for the year ending January 2, 2022, or for any other interim period, or for any other future year.
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
The condensed consolidated statements of operations, shareholders’ equity and cash flows are for the three and six months ended July 4, 2021 and June 28, 2020. The three and six months ended July 4, 2021 and June 28, 2020 each consisted of 13 and 26 weeks, respectively.
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
Net Loss Per Share
We calculate basic and diluted net loss per common share in conformity with the two-class method required for companies with participating securities. Our previously outstanding Class B preferred units met the criteria of a participating security as they contained the rights to an 8% “preferred return” on the deemed original equity value of each such Class B preferred unit (accrued daily since the date of issuance of each such Class B preferred unit). Under the two-class method, income or losses are allocated between the common shareholders and the Class B preferred unitholders. The two-class method includes an allocation formula that determines income or loss per unit for each class according to preferred dividends and undistributed earnings or losses for the period. Our reported net loss for the three and six months ended July 4, 2021 is increased by the amount allocated to the Class B preferred units to arrive at the loss allocated to common shareholders for purposes of calculating net loss per share. For the three and six months ended June 28, 2020, we did not apply the two-class method since only Class B preferred units were outstanding and were thus the lowest level of equity subordination. As a result of our April 2021 corporate conversion and IPO, the number of common shares used to compute net loss per common share for the three and six months ended July 4, 2021 were retrospectively adjusted to reflect the conversion akin to a split-like situation.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Our historical balance sheets reflect the number of common units outstanding prior to the corporate conversion and no adjustment was made.
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares and potentially dilutive securities outstanding for the year determined using the treasury-stock method. Because we reported a net loss for the three and six months ended July 4, 2021 and June 28, 2020, the number of shares used to calculate diluted net loss per common share is the same as the number of units used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At July 4, 2021, there were restricted stock units and stock options totaling 3,966,000 excluded from the computation of diluted weighted-average because their inclusion would have been anti-dilutive. There were no restricted stock units and stock options outstanding at June 28, 2020.
The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended July 4, 2021:

	Three Months Ended July 4, 2021	Six Months Ended July 4, 2021

	(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(6,979)	$(9,790)
Undistributed preferred return to Class B preferred unitholders	(39)	(398)
Net loss attributable to common shareholders	$(7,018)	$(10,188)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	34,708	18,884
Net loss per common share, basic and diluted	$(0.20)	$(0.54)
__________________
(1)The weighted-average common shares outstanding for the three and six months ended July 4, 2021 reflects the retrospective adjustment for the April 14, 2021 corporate conversion of 2,105,936 common units into 3,060,343 shares of common stock. The April 14, 2021 corporate conversion of 18,000,000 Class B preferred units into 27,995,400 shares of common stock is reflected prospectively on the date of conversion for the three and six months ended July 4, 2021.
The following table sets forth the computation of basic and diluted net loss per unit attributable to Class B preferred unitholders for the three and six months ended June 28, 2020. There were no common units outstanding during the period.

	Three Months Ended June 28, 2020	Six Months Ended June 28, 2020

	(in thousands, except per unit data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(5,293)	$(6,665)
Denominator:
Weighted-average Class B preferred units outstanding, basic and diluted	18,000	18,000
Net loss per unit attributable to Class B preferred unitholders, basic and diluted	$(0.29)	$(0.37)
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
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
We are accounting for the CfN Lease as a lease. Given the nominal minimum lease payments required under the lease ($23.00), no assets were initially recognized on our condensed consolidated balance sheet. As we perform under the agreements, expenses we incur and any revenue we are able to generate from the operations of CfN will be included in our condensed consolidated statements of operations as they are incurred or earned. If we are able to reach and maintain full capacity in the CfN for a minimum period of 20 years, Osceola will convey the land, buildings and equipment to us for no consideration at the end of the CfN Lease. At such time that we believe the conveyance of the land, buildings and equipment is reasonably assured, we will record those assets on our condensed consolidated balance sheet at fair value and record a corresponding deferred gain. We will subsequently depreciate the assets over their remaining economic life and recognize an equivalent amount of income from the amortization of the deferred gain.
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
Note 3 Summary of Significant Accounting Policies
Our audited consolidated financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three and six months ended July 4, 2021.
Contingent Consideration
Royalties of $2,758 and $2,714 were paid during the three months ended July 4, 2021 and June 28, 2020, respectively, and $6,114 and $5,253 during the six months ended July 4, 2021 and June 28, 2020, respectively. During the three months ended July 4, 2021 and June 28, 2020, we recorded royalty expense of $(942) and $712, respectively, to reflect the change in fair value of the contingent consideration obligation in our condensed consolidated statements of operations. During the six months ended July 4, 2021 and June 28, 2020, we recorded royalty expense of $(886) and $1,553, respectively, to reflect the change in fair value of the contingent consideration obligation in our condensed consolidated statements of operations.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-2, Leases (“Topic 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we intend to adopt the new standard on January 3, 2022 for our year ending January 1, 2023. However if we lose our emerging growth company status prior to our intended adoption date, we may be required to adopt the new standard in the year we lose such status. We do not expect adopting Topic 842 will have a material impact on our condensed consolidated financial statements.
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
company status prior to our intended adoption date, we may be required to adopt the new standard in the year we lose such status. We do not expect adopting Topic 326 will have a material impact on our condensed consolidated financial statements.
Note 4 Revenue
BRIDG
In connection with the TED Agreement and CfN Lease as discussed in Note 2 – Basis of Presentation and Principles of Consolidation–Center for NeoVation, we executed the LOA pursuant to which we agreed to provide engineering and test wafer services as requested by BRIDG based on our standard hourly and activity-based rates, which we are accounting for as revenue over time as we perform. In addition, we agreed to provide BRIDG access to the cleanrooms in the facilities that are subject to the TED Agreement and the CfN Lease for an access fee of approximately $14,000. We are accounting for the access fee as a stand-ready obligation with revenue recognized ratably over 38 months, the life of BRIDG’s third-party contracts for which we are a subcontractor.
Disaggregated Revenue
The following table discloses revenue by service type and the timing of recognition of revenue for transfer of goods and services to customers (point-in-time or over time):

	Three Months Ended July 4, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$14,312	$—	$—	$14,312
Advanced Technology Services
T&M	—	10,692	—	10,692
Fixed Price	—	15,018	—	15,018
Other	—	—	1,167	1,167
Total Advanced Technology Services	—	25,710	1,167	26,877
Total revenue	$14,312	$25,710	$1,167	$41,189

	Three Months Ended June 28, 2020
	Topic 606 Revenue
	Point-in-Time	Over Time	Revenue recognized from foundry services obligation	Total Revenue
Wafer Services	$10,885	$—	$11	$10,896
Advanced Technology Services
T&M	—	12,548	—	12,548
Fixed Price	—	7,315	—	7,315
Total Advanced Technology Services	—	19,863	—	19,863
Total revenue	$10,885	$19,863	$11	$30,759

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	Six Months Ended July 4, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$24,331	$—	$—	$24,331
Advanced Technology Services
T&M	—	21,484	—	21,484
Fixed Price	—	41,141	—	41,141
Other	—	—	2,334	2,334
Total Advanced Technology Services	—	62,625	2,334	64,959
Total revenue	$24,331	$62,625	$2,334	$89,290

	Six Months Ended June 28, 2020
	Topic 606 Revenue
	Point-in-Time	Over Time	Revenue recognized from foundry services obligation	Total Revenue
Wafer Services	$23,815	$—	$399	$24,214
Advanced Technology Services
T&M	—	31,954	—	31,954
Fixed Price	—	11,495	—	11,495
Other	—	—	—	—
Total Advanced Technology Services	—	43,449	—	43,449
Total revenue	$23,815	$43,449	$399	$67,663
The following table discloses revenue by country as determined based on customer address:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
United States	$36,612	$26,327	$80,233	$57,797
Canada	1,547	2,048	3,156	5,084
All others	3,030	2,384	5,901	4,782
	$41,189	$30,759	$89,290	$67,663
Deferred Contract Costs
We recognized amortization of deferred contract costs in our condensed consolidated statements of operations totaling $426 and $0 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $977 and $0 for the six months ended July 4, 2021 and June 28, 2020, respectively.
Contract Assets
Contract assets are $15,969 and $8,147 at July 4, 2021 and January 3, 2021, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheets.
Contract Liabilities
The contract liabilities and other significant components of deferred revenue are as follows:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	July 4, 2021			January 3, 2021
	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue
Current	$20,252	$4,667	$24,919	$25,986	$4,667	$30,653
Long-term	70,827	13,611	84,438	79,455	15,944	95,399
Total	$91,079	$18,278	$109,357	$105,441	$20,611	$126,052
The decrease in contract liabilities from January 3, 2021 to July 4, 2021 was primarily the result of completion of specific performance obligations for our customers. Approximately 20% of our total contract liabilities at January 3, 2021 were recognized in revenue in the first six months of 2021.
Remaining Performance Obligations
As of July 4, 2021, we had approximately $85,019 of transaction price allocated to remaining performance obligations that are unsatisfied (or partially satisfied) on contracts with an original expected duration of one year or more, which are primarily related to Advanced Technology Services contracts. We expect to recognize those remaining performance obligations as follows:

Within one year	$15,196
From one to two years	12,695
From two to three years	12,695
After three years	44,433
Total	$85,019
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
Note 5 Balance Sheet Information
Certain significant amounts included in our condensed consolidated balance sheets consist of the following:
Accounts receivable, net:

	July 4, 2021	January 3, 2021
Trade accounts receivable	$17,197	$21,357
Unbilled revenue (contract assets)	15,969	8,147
Note receivable	—	230
Employee note receivable	223	222
Other receivables	7	39
Total accounts receivable, net	$33,396	$29,995
On December 31, 2020, we entered into a note receivable with a key employee for $222. The note may be repaid any time prior to its maturity date of March 31, 2022 and bears interest at 6%.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Inventories:

	July 4, 2021	January 3, 2021
Raw materials	$2,585	$1,463
Work-in-process	20,874	19,719
Supplies and spare parts	5,708	5,987
Total inventories—current	29,167	27,169
Supplies and spare parts classified as other assets	2,350	1,949
Total inventories	$31,517	$29,118
Prepaid expenses and other current assets:

	July 4, 2021	January 3, 2021
Prepaid expenses	$1,839	$2,761
Equipment purchased for customers (1)	—	5,343
Deferred contract costs	1,724	1,647
Deferred offering costs	—	2,183
Other	34	38
Total prepaid assets and other current assets	$3,597	$11,972
__________________
(1)We acquired equipment for a customer that we installed and calibrated in our facility. Prior to the customer obtaining ownership and control of the equipment, we recorded costs incurred to date within prepaid expenses and other current assets.
Property and equipment, net:

	July 4, 2021	January 3, 2021
Land	$5,396	$5,396
Buildings and improvements	86,092	85,197
Machinery and equipment	135,824	124,130
Fixed assets not yet in service	23,823	22,602
Total property and equipment, at cost	251,135	237,325
Less: Accumulated depreciation	(71,694)	(59,247)
Total property and equipment, net	$179,441	$178,078
Depreciation expense was $6,400 and $4,130 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $12,447 and $8,261 for the six months ended July 4, 2021 and June 28, 2020, respectively.
Intangible assets, net:
Intangible assets consist of purchased software and license costs and a customer list from our acquisition of the business in 2017. Intangible assets are summarized as follows:

	July 4, 2021	January 3, 2021
Customer list	$1,500	$1,500
Software and licenses	5,766	5,408
Total intangible assets, at cost	7,266	6,908
Less: Accumulated amortization	(3,237)	(2,347)
Total intangible assets, net	$4,029	$4,561

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
For the three months ended July 4, 2021 and June 28, 2020, amortization of the customer list intangible asset charged to operations was $88 and amortization of software and licenses was $366 and $99, respectively. For the six months ended July 4, 2021 and June 28, 2020, amortization of the customer list intangible asset charged to operations was $176 and amortization of software and licenses was $713 and $202, respectively.
Remaining estimated aggregate annual amortization expense is as follows for the years ending:

Amortization Expense
Remainder of 2021	$842
2022	1,140
2023	800
2024	445
2025	445
Thereafter	357
Total	$4,029
Other assets:

	July 4, 2021	January 3, 2021
Supplies and spare parts	$2,350	$1,949
Deferred contract costs	1,699	2,049
Other assets	469	—
Total other assets	$4,518	$3,998
Accrued expenses:

	July 4, 2021	January 3, 2021
Accrued compensation	$5,624	$6,315
Accrued commissions	1,586	5,183
Accrued fixed asset expenditures	2,468	6,337
Accrued royalties	1,525	2,145
Accrued customer payable	1,455	783
Other accrued expenses	8,075	4,733
Total accrued expenses	$20,733	$25,496
Note 6 Debt
The components of debt outstanding are as follows:

	July 4, 2021	January 3, 2021
Revolver	$32,686	$32,303
Financing (by VIE)	38,343	38,839
Paycheck Protection Program loan	—	6,453
Unamortized debt issuance costs (1)	(4,675)	(4,995)
Total long-term debt, including current maturities	66,354	72,600
Less: Current portion of long-term debt	(1,006)	(2,772)
Long-term debt, excluding current portion and unamortized debt issuance costs	$65,348	$69,828
__________________

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
(1)Unamortized debt issuance costs as of July 4, 2021 included $1,383 for the Revolver (as defined below) and $3,292 for the Financing (as defined below). Unamortized debt issuance costs as of January 3, 2021 included $1,537 for the Revolver and $3,458 for the Financing (by VIE).
Revolver
The outstanding balance of our amended and restated revolving credit agreement with Wells Fargo Bank, National Association (the “Revolver”) was $32,686 as of July 4, 2021 at an interest rate of 3%. Our remaining availability under the Revolver was $28,900 as of July 4, 2021.
Financing
On September 30, 2020, the VIE which we consolidate entered into a loan agreement for $39,000 (the “Financing”) at a fixed interest rate of 3.44%. The outstanding balance of the Financing was $38,343 as of July 4, 2021.
Paycheck Protection Program Loan
On April 18, 2020, we received proceeds of $6,453 pursuant to a loan from TCF Bank under the Paycheck Protection Program (the “PPP” Loan). Under the terms of the loan, recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the program. During the three months ended July 4, 2021, the PPP Loan was fully forgiven and $6,453 was recorded as other income in the condensed consolidated statement of operations.
Covenants
As of July 4, 2021, we were not in compliance with the fixed charge coverage ratio and the leverage ratio related to the Revolver. On August 1, 2021, we entered into an amendment to the Revolver that, effective as of August 1, 2021, amended the Revolver to eliminate the requirement for us to comply with those financial covenants as of July 4, 2021. Under the Revolver, as amended, we were in full compliance with the Revolver covenant requirements as of July 4, 2021. Our VIE was in compliance with the financial covenants related to the Financing.
Maturities
As of July 4, 2021, the Revolver is due in December 2025. The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. Future principal payments of our Revolver and consolidated VIE’s Financing, excluding unamortized debt issuance costs, are as follows:

Remainder of 2021	$497
2022	1,024
2023	1,060
2024	1,094
2025	33,820
Thereafter	33,534
Total	$71,029
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
Note 7 Income Taxes
The effective tax rates for the three and six months ended July 4, 2021 and June 28, 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in our deferred tax asset valuation allowance. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
of resolution. The effective income tax rate for the three and six months ended July 4, 2021 was 40.5% and 36.0%, compared to (20.9)% and 0.4% for the three and six months ended June 28, 2020. The income tax benefit rate applied to our pre-tax loss was higher for the three and six months ended July 4, 2021 than our statutory tax rate of 21% primarily due to the gain on the PPP Loan forgiveness, which is exempt from federal income taxation. For the three and six months ended June 28, 2020, the effective income tax rate applied to our pre-tax loss was lower than our statutory tax rate of 21% due to a deferred tax asset valuation allowance, partially offset by excess tax benefits related to stock-based compensation expense.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $1,401 was recorded as of July 4, 2021 to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at January 3, 2021 was $1,609.
No liability has been recorded for uncertain tax positions. We would accrue, if applicable, income tax related interest and penalties in income tax expense in our condensed consolidated statement of operations. There were no interest and penalties incurred during the three and six months ended July 4, 2021 and June 28, 2020.
Note 8 Shareholders’ Equity
Classes of Equity Units
Until our corporate conversion on April 14, 2021, we had three classes of limited liability interests, designated as Class A preferred units, Class B preferred units, and common units (collectively, the “Unit” or “Units”). There were 2,000,000 Class A preferred units authorized specifically for issuance upon exercise of warrants, of which none were issued and outstanding at January 3, 2021. There were 18,000,000 Class B preferred units authorized, of which 18,000,000 were issued and outstanding at January 3, 2021. There were 5,000,000 common units authorized, of which 3,057,344 were issued as of January 3, 2021 and 2,107,452 were outstanding as of January 3, 2021. Class A preferred units and common units were non-voting classes, and Class B preferred units are a voting class.
Conversion
On April 14, 2021, we completed a corporate conversion. Pursuant to the certificate of incorporation effected in connection with the corporate conversion, our authorized capital stock consists of 200,000,000 shares of voting common stock, par value $0.01 per share, and 80,000,000 shares of preferred stock, par value $0.01 per share. As of July 4, 2021, giving effect to the corporate conversion and our IPO, 39,059,743 shares of common stock were issued and outstanding. No shares of our preferred stock were outstanding. As discussed in Note 1 – Nature of Business, on April 21, 2021, our common stock began trading on the Nasdaq Stock Market under the symbol “SKYT”.
Upon the corporate conversion, all Units were converted into an aggregate of 31,055,743 shares of our common stock. Each Class B preferred unit and common unit was converted into a number of shares of common stock determined by dividing (1) the amount that would have been distributed in respect of each such Unit in accordance with CMI Acquisition, LLC’s operating agreement if all assets of CMI Acquisition, LLC had been sold for a cash amount equal to the pre-offering value of CMI Acquisition, LLC, as such value is determined by CMI Acquisition, LLC’s board of managers based on the fair value of each share of common stock (net of any underwriting discounts, fees and expenses), by (2) such per share fair value. The amounts that would have been distributed for this purpose in respect of Class B preferred units and common units were determined by reference to the terms of CMI Acquisition, LLC’s operating agreement, with different values applicable to each series of Units. Before any distributions were made on common units, distributions were made on each Class B preferred unit in an amount equal to the sum of an 8% “preferred return” on the deemed original equity value of each such Class B preferred unit (accrued daily since the date of issuance of each such Class B preferred unit) plus the amount of such original equity value. Only after those distributions were made, the common units, together with the Class B preferred units, shared in the remainder of the distribution on a pro rata basis. For purposes of the corporate conversion, pre-offering “per share fair value” was determined taking into account an assumed initial public offering price of common stock. Accordingly, the outstanding Units were converted as follows:
•holders of Class B preferred units received an aggregate of 27,995,400 shares of common stock; and
•holders of common units received an aggregate of shares 3,060,343 of common stock.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Initial Public Offering
On April 23, 2021, we completed our initial public offering (“IPO”) and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. We received net proceeds from the IPO of approximately $100,162 after deducting underwriting discounts and commissions of $7,844 and offering costs of approximately $4,050.
Note 9 Share-Based Compensation
2021 Equity Incentive Plan
In connection with our IPO, we adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO and no further awards will be issued under the previous Employee Unit Option Plan. No awards remained outstanding from the Employee Unit Option Plan as of July 4, 2021 and at the corporate conversion date. Under the 2021 Equity Plan, 5,000,000 shares of common stock are available for issuance to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. The share reserve of the 2021 Plan will be increased effective the first business day of each calendar year commencing in 2022 by an amount equal to the least of: (i) 150,000 shares of common stock; (ii) three percent (3%) of the shares of common stock outstanding on the final day of the immediately preceding calendar year; and (iii) such smaller number of shares of common stock as determined by the compensation committee.
Stock Options
On April 21, 2021, we granted 342,783 stock options which vest in full on the first anniversary of the grant date and expire 15 months from the grant date; and granted 744,374 stock options which vest ratably on each of the first, second, third, and fourth anniversaries of the grant date and expire 10 years from the grant date. Share-based compensation expense related to stock option awards was $439 and $0 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $444 and $488 for the six months ended July 4, 2021 and June 28, 2020, respectively. Actual forfeitures are recognized as they occur.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions noted in the following table. The risk-free interest rate used in the option valuation model was based on yields available on the grant dates for U.S. Treasury Strips with maturity consistent with the expected life assumption. The expected term of the option represents the period of time that options granted are expected to be outstanding and is based on the SEC Simplified Method (midpoint of average vesting time and contractual term). Expected volatility is based on an average of the historical, daily volatility of a peer group of similar companies over a period consistent with the expected life assumption ending on the grant date. We assumed no dividend yield in the valuation of the options granted as we have never declared or paid dividends on our common stock and currently intend to retain earnings for use in operations.

Six Months Ended July 4, 2021
Expected volatility:	46.0%
Expected term (in years):	1.13 - 6.25
Risk-free interest rate:	0.09% - 1.19%

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The following table summarizes our stock option activity during the six months ended July 4, 2021:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life
Balance outstanding as of January 3, 2021	—	$—
Granted	1,087	$14.00
Exercised	—	$—
Forfeited or canceled	(54)	$14.00
Balance outstanding as of July 4, 2021	1,033	$14.00	$13,003	7.1 years
Balance vested and exercisable as of July 4, 2021	—	$—	$—	0.0 years
The weighted average grant-date fair value of options granted in the six months ended July 4, 2021 was $5.29. As of July 4, 2021, total unrecognized compensation cost related to stock options was $5,057 and is expected to be recognized over a weighted average period of approximately 3.4 years.
Restricted Common Stock
On November 1, 2020, we granted 4,672 restricted common units to two directors. Upon the corporate conversion, such restricted common units were converted into 6,788 shares of restricted common stock which continue to vest over a one-year period.
Restricted Common Stock Units
On April 21, 2021, we granted 440,836 restricted common stock units to eligible employees and directors which vest in full on the first anniversary of the grant date and granted 204,910 restricted common stock units which vest ratably on each of the first, second and third anniversaries of the grant date. The common stock relating to these restricted common stock units is issued upon vesting. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units have been issued.
On December 18, 2020, we granted restricted unit units to acquire up to 1,602,588 common units to certain key employees. Upon the corporate conversion, such restricted unit units were converted into 2,328,880 shares of restricted common stock units which continue to vest in equal amounts over a three-year period, but only in the event we complete an IPO of our stock or experience a change of control event. The common stock relating to these restricted common stock units is issued upon vesting. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units have been issued. With our IPO completed on April 23, 2021, these restricted common stock units began vesting in accordance with their other terms.
Share-based compensation expense related to restricted common stock unit awards was $6,100 and $0 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $6,100 and $0 for the six months ended July 4, 2021 and June 28, 2020, respectively. Actual forfeitures are recognized as they occur. As of July 4, 2021, total unrecognized compensation cost related to restricted common stock units was $11,360 and is expected to be recognized over a weighted average period of approximately 1.5 years. The estimated fair value of restricted common stock units is based on the grant date closing price of our common stock for time-based vesting awards.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The following table summarizes our restricted common stock unit activity during the six months ended July 4, 2021:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Balance outstanding as of January 3, 2021	2,329	$3.87
Granted	646	$14.00
Vested	—	$—
Forfeited or canceled	(42)	$14.00
Balance outstanding as of July 4, 2021	2,933	$5.95
2021 Employee Stock Purchase Plan
In connection with our IPO, we also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A maximum of 700,000 shares of our common stock has been reserved for issuance under the 2021 ESPP. Under the 2021 ESPP, eligible employees may purchase our common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of our common stock as of the beginning or end of each offering period, which may range from 6 to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of our common stock may be purchased by an employee each offering period. As of July 4, 2021, the initial offering period had not commenced.
Share-Based Compensation Expense Allocation
Share-based compensation expense was allocated in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Cost of sales	$704	$—	$704	$—
Research and development	1,480	—	1,480	—
Selling, general and administrative expenses	4,355	—	4,360	488
	$6,539	$—	$6,544	$488
Note 10 Fair Value Measurements
The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, we use a fair value hierarchy categorized into three levels based on inputs used. Generally, the three levels are as follows:
•Level 1 – Quoted prices in active markets for identical assets or liabilities;
•Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Level 3 inputs are used in the valuation of our contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

Contingent Consideration
Balance at January 3, 2021	$10,900
Payments	(6,114)
Change in fair value	(886)
Balance at July 4, 2021	$3,900
The change in fair value is reflected in our condensed consolidated statements of operations.
The fair value of our contingent consideration liability at July 4, 2021 and January 3, 2021 was determined using forecasted receipts of projected future revenues of Advanced Technology Services. The royalty is paid out quarterly through 2021. The forecasted future cash flows were discounted reflecting the risk in estimating future revenues. We expect total future cash payments to be between $3,900 and $4,000.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at July 4, 2021 and January 3, 2021 due to the short maturity of these items. The carrying values of our borrowings under our Revolver and Financing approximate their fair values due to the frequency of the floating interest rate resets on these borrowings. The fair value of the Revolver and Financing were determined based on inputs that are classified as Level 2 in the fair value hierarchy.
Our non-financial assets such as property and equipment and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of July 4, 2021 and January 3, 2021, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 11 Commitments and Contingencies
Foundry Services Agreement
Under a Foundry Services Agreement (“FSA”) which expired in June 2020, we were required to provide semiconductor wafers to our main customer over a 40-month period, beginning March 1, 2017, at contractual rates. As part of the FSA, the customer guaranteed certain levels of purchase orders for wafers. Sales of Wafer Services to this customer were $10,932 and $23,477 for the three and six months ended June 28, 2020, respectively.
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
Capital Expenditures
We have various contracts outstanding with third parties which primarily relate to the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $15 million of contractual commitments outstanding as of July 4, 2021 that we expect to be paid in 2021, through cash on hand and operating cash flows. As of July 4, 2021, the Company had executed a capital lease that had not yet commenced. The capital lease was executed to replace the existing nitrogen plant, which is owned by the vendor, with a larger and more modern nitrogen generator. The capital lease has a lease term of 15 years for total payments of $14 million and is expected to commence during the second half of 2021.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Note 12 Major Customers and Concentration Risk
The following customers accounted for 10% or more of sales for the three and six months ended July 4, 2021 and June 28, 2020:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Customer A	19%	12%	28%	*
Customer B	28%	34%	23%	34%
Customer C	15%	*	11%	*
Customer D	*	19%	*	24%
	62%	65%	62%	58%
__________________
* Represents less than 10% of net sales.
We had four major customers that accounted for 26%, 19%, 10% and 10% of outstanding trade accounts receivable as of July 4, 2021 and four major customers that accounted for 30%, 20%, 19% and 18% of outstanding trade accounts receivable as of January 3, 2021. The loss of a major customer could adversely affect our operating results and financial condition.
Note 13 Related Party Transactions
Professional Services
Oxbow Industries, LLC (“Oxbow”), our principal owner, provided management and financial consulting services to us for an annual management fee not to exceed $700. We incurred management fees to Oxbow of $55 and $160 of during the three months ended July 4, 2021 and June 28, 2020, respectively, and $215 and $320 for the six months ended July 4, 2021 and June 28, 2020, respectively, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
Members of our board of directors provided legal and professional services to us. We incurred fees of $1 and $46 for the three months ended July 4, 2021 and June 28, 2020, and $117 and $108 for the six months ended July 4, 2021 and June 28, 2020, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
Sale-Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to an entity (“Oxbow Realty”) controlled by our principal owner. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. Future minimum lease commitments to Oxbow Realty as of July 4, 2021 were as follows (such amounts are eliminated from our condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 14 – Variable Interest Entities):

Remainder of 2021	$2,378
2022	4,836
2023	4,932
2024	5,031
2025	5,132
Thereafter	89,350
Total lease payments	111,659
Less: imputed interest	(84,476)
Total	$27,183

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Note 14 Variable Interest Entities
Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions. This included facilitating the purchase of our land and building with proceeds from a bank loan and managing the leaseback of the land and building to us. We determined that Oxbow Realty meets the definition of a VIE under Topic 810, Consolidation, because it lacks sufficient equity to finance its activities. We concluded that we are the primary beneficiary of Oxbow Realty as we have the power to direct operation and maintenance decisions during the lease term, which would most significantly affect the VIE’s economic performance. As the primary beneficiary, we consolidate the assets, liabilities and results of operations of Oxbow Realty, eliminate any transactions between us and Oxbow Realty, and record a non-controlling interest for the economic interest in Oxbow Realty not owned by us because the owners of our common stock do not legally have rights or obligations to those profits or losses. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by us as of July 4, 2021 and January 3, 2021. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

	July 4, 2021	January 3, 2021
Cash and cash equivalents	$495	$860
Prepaid expenses	—	99
Finance receivable	37,301	36,930
Other assets	100	—
Total assets	$37,896	$37,889
Accounts payable	$720	$672
Accrued expenses	319	9
Debt	38,283	38,776
Total liabilities	$39,322	$39,457
 The following table shows the revenue and expenses of Oxbow Realty that are consolidated by us for the three and six months ended July 4, 2021, which we began consolidating on September 29, 2020. We have included these amounts, net of eliminations, in the corresponding tables in the notes to our condensed consolidated financial statements.

	Three Months Ended July 4, 2021	Six Months Ended July 4, 2021
Revenue	$1,159	$2,504
General and administrative expenses	66	318
Interest expense	336	671
Total expenses	402	989
Net income	$757	$1,515

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
We refer to the three-month periods ended July 4, 2021 and June 28, 2020 as the second quarter of 2021 and second quarter of 2020, respectively. Each of these three-month periods includes 13 weeks. We refer to the six-month periods ended July 4, 2021 and June 28, 2020 as the first six months of 2021 and the first six months of 2020, respectively. Each of these six-month periods includes 26 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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
On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. We received net proceeds from the IPO of approximately $100.2 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.9 million.
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
Before we began independent operations, our fab was owned and operated by Cypress Semiconductor Corporation (“Cypress”) as a captive manufacturing facility for 20 years. We have leveraged the Cypress system, manufacturing technology and process development capabilities to advance our product offerings. We became an independent company in March 2017 when we were acquired by Oxbow Industries, LLC, or Oxbow, as part of a divestiture from Cypress. Our multi-year Foundry Service Agreement with Cypress, which ended in June 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base transferred by Cypress. Cypress was acquired in April 2020 by Infineon Technologies AG (“Infineon”).
Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first six months of 2021 or are likely to impact our results in the future.
■Macroeconomic and competitive conditions, including cyclicality and consolidation, affecting the semiconductor industry.
■The global economic climate, including the impact on the economy from geopolitical issues and the ongoing COVID-19 pandemic. Our business has been adversely affected by the effects of the COVID-19 pandemic. We implemented modifications to employee travel and employee work locations, as required, in some cases by federal, state and local authorities, which has had a negative impact on our employee productivity. As a result of the COVID-19 pandemic, one customer reduced its research and development expenditures with us, and a second customer experienced facility shutdowns which resulted in delays in project milestones, in each case negatively affecting our revenues. Because we have a manufacturing facility, we may be vulnerable to an outbreak of a new coronavirus or other contagious diseases. The effects of such an outbreak could include the temporary shutdown of our facilities, disruptions or restrictions on the ability to ship our products to our customers, as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products or of the ability of our suppliers to delivery key components on a timely basis could have material adverse effect on our sales and operating results. See “Risk Factors—The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition” in our Prospectus and our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding the effects of the COVID-19 pandemic on our business.
■On April 18, 2020, we received proceeds of $6.5 million pursuant to a loan under the Paycheck Protection Program, or PPP, under the terms of the Coronavirus Aid, Relief, and Economic Security Act. PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the program. On June 10, 2021, our PPP loan was forgiven.
■The Creating Helpful Incentives to Produce Semiconductors for America Act, in which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. However, the timing of when we may receive funding under this Act is difficult to forecast.
■Our overall level of indebtedness from our revolving credit agreement for up to $65 million, which we refer to as the Revolver, and a $39 million financing from the sale of the land and building representing our headquarters in Minnesota, which we refer to as the Financing, the corresponding interest rates charged to us by our lenders and our ability to access borrowings under the Revolver.
■Identification and pursuit of specific product and geographic market opportunities that we find attractive both within and outside the United States. We will continue to more effectively address these opportunities through research and development and additional sales and marketing resources.
■Material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
■Net sales and gross profit; and
■Earnings before interest, taxes, depreciation and amortization, as adjusted, or adjusted EBITDA, which is a financial measure not prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, that excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. For information regarding our non-GAAP financial measure, see the section entitled “—Non-GAAP Financial Measure” below.

Results of Operations
Second Quarter of 2021 Compared to Second Quarter of 2020
The following table summarizes certain financial information relating to our operating results for the second quarter of 2021 and for the second quarter of 2020.

	Second Quarter Ended		Dollar Change	Percentage Change
	July 4, 2021 (1)	June 28, 2020 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Net sales	$41,189	$30,759	$10,430	34%
Cost of sales	39,377	25,297	14,080	56%
Gross profit	1,812	5,462	(3,650)	(67)%
Research and development	3,339	786	2,553	325%
Selling, general and administrative expenses	15,415	6,921	8,494	123%
Change in fair value of contingent consideration	(942)	712	(1,654)	(232)%
Operating loss	(16,000)	(2,957)	(13,043)	(441)%
Other income (expense):
Paycheck Protection Program loan forgiveness	6,453	—	6,453	N/A
Change in fair value of warrant liability	—	(99)	99	(100)%
Interest expense	(912)	(1,322)	410	(31)%
Total other income (expense)	5,541	(1,421)	6,962	490%
Loss before income taxes	(10,459)	(4,378)	(6,081)	(139)%
Income tax (benefit) expense	(4,237)	915	(5,152)	(563)%
Net loss	(6,222)	(5,293)	(929)	(18)%
Less: net income attributable to non-controlling interests	757	—	757	N/A
Net loss attributable to SkyWater Technology, Inc.	$(6,979)	$(5,293)	$(1,686)	(32)%
Other Financial Data:
Adjusted EBITDA (2)	$(804)	$2,462	$(3,266)	(133)%
__________________
(1)The consolidated statements of operations are for the second quarter of 2021 and the second quarter of 2020. The second quarter of 2021 and 2020 each contained 13 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.

Six Months Ended July 4, 2021 Compared to Six Months Ended June 28, 2020
The following table summarizes certain financial information relating to our operating results for the six months ended July 4, 2021 and for the six months ended June 28, 2020.

	Six Months Ended		Dollar Change	Percentage Change
	July 4, 2021 (1)	June 28, 2020 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Net sales	$89,290	$67,663	$21,627	32%
Cost of sales	78,312	55,777	22,535	40%
Gross profit	10,978	11,886	(908)	(8)%
Research and development	5,266	1,448	3,818	264%
Selling, general and administrative expenses	24,018	12,554	11,464	91%
Change in fair value of contingent consideration	(886)	1,553	(2,439)	(157)%
Operating loss	(17,420)	(3,669)	(13,751)	(375)%
Other income (expense):
Paycheck Protection Program loan forgiveness	6,453	—	6,453	N/A
Change in fair value of warrant liability	—	(240)	240	(100)%
Interest expense	(1,970)	(2,784)	814	(29)%
Total other income (expense)	4,483	(3,024)	7,507	248%
Loss before income taxes	(12,937)	(6,693)	(6,244)	(93)%
Income tax (benefit) expense	(4,662)	(28)	(4,634)	(16,550)%
Net loss	(8,275)	(6,665)	(1,610)	(24)%
Less: net income attributable to non-controlling interests	1,515	—	1,515	N/A
Net loss attributable to SkyWater Technology, Inc.	$(9,790)	$(6,665)	$(3,125)	(47)%
Other Financial Data:
Adjusted EBITDA (2)	$4,825	$7,814	$(2,989)	(38)%
__________________
(1)The consolidated statements of operations are for the first six months of 2021 and the first six months of 2020. The first six months of 2021 and 2020 each contained 26 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Net sales
Net sales increased $10.4 million, or 34%, to $41.2 million for the second quarter of 2021, from $30.8 million for the second quarter of 2020. Net sales increased $21.6 million, or 32%, to $89.3 million for the six months ended July 4, 2021, from $67.7 million for the six months ended June 28, 2020. The increases were driven by continued momentum in sales of our Advanced Technology Services, primarily in the aerospace and defense industry.
The following table shows net sales by services type for the second quarters of 2021 and 2020 and first six months of 2021 and 2020:

	Second Quarter Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(in thousands)
Wafer Services	$14,312	$10,896	$24,331	$24,214
Advanced Technology Services	26,877	19,863	64,959	43,449
Total	$41,189	$30,759	$89,290	$67,663

The Wafer Services sales increase for the second quarter of 2021 reflects the rebound from 2020 levels, driven primarily by demand in the IoT and automotive industries. The Advanced Technology Services sales increases during the second quarter of 2021 and first six months of 2021 were driven by continued program expansion with existing customers and new program additions. Additionally, the second quarter and first six months of 2021 included $2.3 million and $15.4 million of sales recognized in the first quarter related to services we provide to qualify customer funded tool technologies as our customers invest in our capabilities to expand our technology platforms.
Gross profit
Gross profit decreased $3.7 million, or 67%, to $1.8 million for the second quarter of 2021, from $5.5 million for the second quarter of 2020. Gross profit decreased $0.9 million, or 8%, to $11.0 million for the first six months of 2021, from $11.9 million for the first six months of 2020. The decreases were due to increased cost of sales. The cost of sales increases were driven by increased labor costs as we ramp up our Minnesota and Florida facilities, increased wafer output which typically has a lower margin than Advanced Technology Services, and investments we are making for long-term growth to build out our rad-hard and advanced packaging capabilities. The labor market for skilled manufacturing remains tight as the United States restarts the economy after the COVID-19 pandemic and we have increased our average starting wage in our fabs to attract the best talent in the market. The cost of sales increases for the second quarter and first six months of 2021 also reflect the additional depreciation expense related to our foundry expansion in Minnesota.
Research and development
Research and development costs increased to $3.3 million for the second quarter of 2021, from $0.8 million for the second quarter of 2020. The increase of $2.6 million, or 325%, was attributable to increased equity-based compensation expense of $1.5 million; increased personnel expense of $0.6 million from our continued investment in internal personnel and external engineering support; and increased equipment, parts and supplies expense of $0.4 million. Research and development costs increased to $5.3 million for the first six months of 2021, from $1.4 million for the first six months of 2020. The increase of $3.8 million, or 264%, was attributable to increased equity-based compensation expense of $1.5 million; increased personnel expense of $1.2 million; and increased equipment, parts and supplies expense of $0.8 million.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $15.4 million for the second quarter of 2021, from $6.9 million for the second quarter of 2020. The increase of $8.5 million, or 123%, was attributable to increased equity-based compensation expense of $4.4 million; corporate conversion and IPO related costs of $1.5 million, which includes bonus awards granted to employees upon the completion of the IPO; increased personnel expense of $1.1 million due to the increase in headcount due to public company requirements and build out of strategic sales and business leadership in the first and second quarter of 2021; increased insurance expense of $1.1 million; and executive transition expense of $0.4 million.
Selling, general and administrative expenses increased to $24.0 million for the first six months of 2021, from $12.6 million for the first six months of 2020. The increase of $11.5 million, or 91%, was attributable to increased equity-based compensation expense of $3.9 million; increased personnel expense of $2.0 million due to the increase in headcount due to public company requirements and build out of strategic sales and business leadership in the first six months of 2021; increased insurance expense of $1.7 million; corporate conversion and IPO related costs of $1.5 million, which includes bonus awards granted to employees upon the completion of the IPO; increased information technology expense of $0.8 million; increased commission expenses of $0.5 million due to increased net sales; and executive transition expense of $0.4 million.
Change in fair value of contingent consideration
Change in fair value of contingent consideration was $(0.9) million for the second quarter of 2021, compared to $0.7 million for the second quarter of 2020. Change in fair value of contingent consideration was $(0.9) million for the first six months of 2021, compared to $1.6 million for the first six months of 2020. We expect the revaluation of future estimated earn-out payments to Infineon and the corresponding change in fair value of the liability to remain at a lower level as we approach the end of the out-of-market royalty payments to Infineon for Advanced Technology Services sales.
Paycheck Protection Program Loan Forgiveness
On April 18, 2020, we received proceeds of $6.5 million pursuant to a loan from TCF Bank under the Paycheck Protection Program (the “PPP” Loan). Under the terms of the loan, recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the program. During the second quarter of 2021, the PPP Loan was fully forgiven and $6.5 million was recorded as other income in the condensed consolidated statement of operations.
Change in fair value of warrant liability
Change in fair value of warrant liability was an expense of $0.1 million and $0.2 million for the second quarter and first six months of 2020. We had no similar expense during 2021 as the related warrants were repurchased in December 2020.
Interest expense
Interest expense decreased to $0.9 million for the second quarter of 2021, from $1.3 million for the second quarter of 2020. Interest expense decreased to $2.0 million for the first six months of 2021, from $2.8 million for the first six months of 2020. The decreases in interest expense were a result of lower interest rates on our Revolver and the Financing during the first six months of 2021 compared to the interest rates charged on our previous line of credit and term loan during the comparable prior year periods.
Income tax benefit
The income tax benefit increased to $4.2 million for the second quarter of 2021, from an expense of $0.9 million for the second quarter of 2020. The income tax benefit increased to $4.7 million for the first six months of 2021, from a benefit of $28,000 for the first six months of 2020. The effective income tax rate for the second quarter and first six months of 2021 was a benefit of 40.5% and 36.0%, compared to a benefit (expense) of (20.9)% and 0.4% for the second quarter and first six months of 2020. The income tax benefit rate applied to our pre-tax loss was higher for the second quarter and first six months of 2021 than our statutory tax rate of 21% primarily due to the gain on the PPP Loan forgiveness, which is exempt from federal income taxation. For the three and six months ended June 28, 2020, the effective income tax rate applied to our pre-tax loss was lower than our statutory tax rate of 21% due to a deferred tax asset valuation allowance, partially offset by excess tax benefits related to stock-based compensation expense.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests reflects the net income of the variable interest entity, or VIE, that we consolidate, representing the economic interest in the profits and losses of Oxbow Realty that the owners of our shareholders’ equity do not legally have rights or obligations to. We began consolidating Oxbow Realty in the fourth quarter of 2020 and therefore have no similar presentation for the first and second quarters of 2020.
Adjusted EBITDA
Adjusted EBITDA decreased $3.3 million, or (133)%, to $(0.8) million for the second quarter of 2021 from $2.5 million for the second quarter of 2020. Adjusted EBITDA decreased $3.0 million, or 38%, to $4.8 million for the first six months of 2021 from $7.8 million for the first six months of 2020. The decrease in adjusted EBITDA during the second quarter and first six months of 2021 primarily reflects decreased gross profit due to increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers and the requirements of being a public company, offset by a shift in mix to more profitable Advanced Technology Services sales. For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”
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
We had $64.1 million in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $28.9 million as of July 4, 2021. We believe our operating cash flows, together with our cash on hand, cash received from the completion of our IPO on April 23, 2021 and current availability under the Revolver will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months. We may, however, need additional cash resources due to changed business conditions or other developments, including significant acquisitions, strategic capital investments and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our business. To the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations, which could have an adverse impact on our business and financial prospects.
Initial Public Offering
On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. We received net proceeds from the IPO of approximately $100.2 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.9 million.
Capital Expenditures
On July 26, 2021, we announced that our Board of Directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase overall output by at least 40% and to enable accelerated revenue growth. The remainder is focused on expediting our entry into the gallium nitride (GaN) market, a promising technology for electric vehicles, 5G and consumer electronics, among others due to its properties that enable higher charging efficiencies, smaller ship size, and lighter weight for many applications. We believe SkyWater can fill the need for a US-based 200 mm foundry to offer technology services for GaN-based solutions expanding the serviceable market for our Technology as a ServiceSM model.
For the first six months of 2021, we spent approximately $13.3 million on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed above, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand, our Revolver and future cash flows from operations will provide the funds needed to meet our customer demand and anticipated capital expenditures in 2021.
We have various contracts outstanding with third parties in connection with the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $15 million of contractual commitments outstanding as of July 4, 2021 that we expect to be paid in 2021, through cash on hand and operating cash flows.
Contingent Consideration
For the first six months of 2021, we made cash payments of $6.1 million related to our contingent consideration royalty liability. We estimate that we will pay between $3.9 million and $4.0 million on contingent consideration related to this liability in the future. We anticipate our cash on hand and cash flows from operations will provide the funds necessary to settle the contingent consideration royalty liability.
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
As of July 4, 2021, we had available aggregate undrawn borrowing capacity of approximately $28.9 million under our Revolver. For the periods presented, our use of cash was primarily driven by our investing activities, and specifically by our investments in capital expenditures.

The following table sets forth general information derived from our statement of cash flows for the first quarter of 2021 and the first quarter of 2020:

	Six Months Ended
	July 4, 2021	June 28, 2020

	(in thousands)
Net cash (used in) provided by operating activities	$(30,811)	$103,035
Net cash used in investing activities	$(13,255)	$(36,759)
Net cash provided by (used in) financing activities	$101,233	$(11,233)
First Six Months of 2021 Compared to First Six Months of 2020
Cash and Cash Equivalents
At July 4, 2021 and January 3, 2021, we had $64.6 million and $7.4 million of cash and cash equivalents, respectively, including cash of $0.5 million and $0.9 million, respectively, held by a variable interest entity that we consolidate.
Operating Activities
Net cash used in operating activities was $30.8 million during the first six months of 2021, a decrease of $133.8 million from $103.0 million of cash provided by operating activities during the first six months of 2020. The decrease in cash provided by operating activities during the first six months of 2021 was driven primarily by a change in our working capital accounts, specifically deferred revenue and accounts receivable. Deferred revenue decreased during the first six months of 2021 as we recognized revenue from customers who funded our building expansion during 2020. Accounts receivable increased during the first six months of 2021 due to the timing of cash collected from customers.
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
Net cash used in investing activities was $13.3 million during the first six months of 2021, a decrease of $23.5 million from $36.8 million during the first six months of 2020. The decrease in cash used during the first six months of 2021 reflects decreased capital spending on property and equipment as we fully complete our foundry expansion project to increase manufacturing capacity at our Minnesota facility, offset by $0.4 million of capital spending on software.
Financing Activities
Net cash provided by financing activities was $101.2 million during the first six months of 2021, an increase of $112.5 million from net cash used in financing activities of $11.2 million during the first six months of 2020. The increase in net cash provided by financing activities during the first six months of 2021 was driven by the proceeds from the IPO. The increase was partially offset by cash paid for offering costs and distributions to our VIE.
Indebtedness
Off-balance sheet arrangements
As of July 4, 2021, we had no material off-balance sheet arrangements.
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
As of July 4, 2021, we were not in compliance with the fixed charge coverage ratio and the leverage ratio related to the Revolver. On August 1, 2021, we entered into an amendment to the Revolver that, effective as of August 1, 2021, amended the Revolver to eliminate the requirement for us to comply with those financial covenants as of July 4, 2021. Under the Revolver, as amended, we were in full compliance with the Revolver covenant requirements as of July 4, 2021.
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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net income before interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation and certain other items that we do not view as indicative of our ongoing performance, including fair value changes in contingent consideration, equity-based compensation, fair value changes in warrants and management fees, corporate conversion and IPO related costs, PPP Loan forgiveness, SkyWater Florida start-up costs, and management transition expense.
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

	Second Quarter Ended		Six Months Ended Quarter Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(6,979)	$(5,293)	$(9,790)	$(6,665)
Interest expense	912	1,322	1,970	2,784
Income tax benefit	(4,237)	915	(4,662)	(28)
Depreciation and amortization	6,854	4,314	13,336	8,639
EBITDA	(3,450)	1,258	854	4,730
Paycheck Protection Program loan forgiveness	(6,453)	—	(6,453)	—
Corporate conversion and initial public offering related costs (1)	1,521	—	1,521	—
SkyWater Florida start-up costs (2)	504	—	504	—
Management transition expense (3)	435	—	435	—
Fair value changes in contingent consideration (4)	(942)	712	(886)	1,553
Equity-based compensation (5)	6,768	187	7,003	863
Fair value changes in warrants (6)	—	99	—	240
Management fees (7)	56	206	332	428
Net income attributable to non-controlling interests (8)	757	—	1,515	—
Adjusted EBITDA	$(804)	$2,462	$4,825	$7,814
__________________
(1)Represents expenses directly associated with the corporate conversion and IPO, such as professional, consulting, legal and accounting services. This also includes bonus awards granted to employees upon the completion of the IPO. These expenses are not indicative of our ongoing costs and were discontinued following the completion of our initial public offering.
(2)Represents start-up costs associated with our 200 mm advanced packaging facility in Kissimmee, Florida, which includes legal fees, recruiting expenses, retention awards and facility start-up expenses. These expenses are not indicative of our ongoing costs and will be discontinued following completion of the start-up of SkyWater Florida.
(3)Represents expense for the departure of our former Chief Administrative Officer, which includes primarily severance benefits.
(4)Represents non-cash valuation adjustment of contingent consideration to fair market value during the period.
(5)Represents non-cash equity-based compensation expense.
(6)Represents non-cash valuation adjustment of warrants to fair market value during the period.
(7)Represents a related party transaction with Oxbow, our principal financial investor. As these fees are not part of the core business, will not continue after our IPO and are excluded from management’s assessment of the business, we believe it is useful to investors to view our results excluding these fees.
(8)Represents net income attributable to our VIE, which was formed for the purpose of purchasing our land and building with the proceeds of a bank loan. Since depreciation and interest expense are excluded from net loss in our adjusted EBITDA financial measure, we also exclude the net income attributable to the VIE.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 4, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 4, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As disclosed in the section titled “Risk Factors” in our Prospectus, we previously identified material weaknesses in our internal control over financial reporting. As of July 4, 2021, we have material weaknesses in components of the COSO framework, including the control environment and risk assessment due to our limited accounting and finance resources, which resulted in inappropriate preparation, review and maintenance of documentation and information that is critical to the design and consistent execution and monitoring of internal controls. We did not sufficiently design, implement, and maintain control activities related to the recording of revenue to sufficiently capture and measure progress to complete performance obligations and recognize revenue as part of the monthly close process to support the accounting for certain contracts. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plan
To address our material weaknesses, we have hired and are in the process of hiring additional qualified accounting and finance personnel in addition to formalizing documentation of policies, procedures and controls and further evolving our accounting processes related the recognition of revenue.

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
Changes in Internal Control Over Financial Reporting
As part of our remediation plan discussed above, we hired three additional resources and continued formalizing documentation of policies, procedures and controls and evaluating the implementation of new and existing controls during the quarter ended July 4, 2021. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to implement the comprehensive remediation program to ensure that control deficiencies contributing to the material weakness are remediated and that our controls operate effectively.
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
None.
Use of Proceeds from Initial Public Offering of Common Stock
On April 23, 2021, we completed our IPO in which we issued 8,004,000 shares of our common stock at a public offering price of $14.00 per share, which included 1,044,000 shares issued pursuant to the exercise by the underwriters of their over-allotment option (the “Over-Allotment Option”) at the IPO price, less the underwriting discount and commissions. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-254580), as amended, which was declared effective by the SEC on April 20, 2021, and the Company’s registration statement on Form S-1 (File No. 333-255385) filed on April 20, 2021 pursuant to Rule 462(b) under the Securities Act. Jefferies LLC and Cowen and Company, LLC acted as the representatives of the several underwriters in our IPO.
Following the sale of the shares in connection with the April 23, 2021 closing of the IPO, the offering was terminated. We received aggregate net proceeds of $100.2 million, net of underwriting discounts and commissions of approximately $7.8 million and estimated offering expenses of approximately $4.1 million. None of such payments have been made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Since the closing of the IPO, we estimate that we have utilized approximately $15 million of our IPO proceeds to pay down our Revolver and approximately $7 million of our IPO proceeds to fund capital expenditures. We may also use a portion of the proceeds from the IPO for acquisitions or strategic investments in businesses or technologies, including $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility which is expected to increase our output. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 1, 2021, the Company and Wells Fargo Bank, National Association (“Wells Fargo”) entered into a Second Amendment to Amended and Restated Credit Agreement (the “Amendment”) that, effective as of July 3, 2021, amended the Company’s Amended and Restated Credit Agreement with Wells Fargo to eliminate the requirement for the Company to comply with the fixed charge coverage ratio and leverage ratio financial covenants contained therein as of July 4, 2021. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of SkyWater Technology, Inc. (incorporated by reference)

3.2	Bylaws of SkyWater Technology, Inc. (incorporated by reference)

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of August 1, 2021, by and among Wells Fargo Bank, National Association, as administrative agent, SkyWater Technology, Inc. and SkyWater Technology Foundry, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SkyWater Technology, Inc.

Date: August 4, 2021	By:	/s/ Thomas Sonderman
Thomas Sonderman President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer)