Form 10-Q
period 2021-10-03
SkyWater Technology, Inc
filed 2021-11-08
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 3, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
On November 4, 2021, the number of shares of common stock, $0.01 par value, outstanding was 39,059,743.

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
•our ability to procure tools, materials, and chemicals amid industry-wide supply chain shortages;
•our ability to control costs, including our operating and capital expenses;
•the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•the level of demand in our customers’ end markets;
•our ability to attract, train and retain key qualified personnel in a competitive labor market;
•adverse litigation judgments, settlements or other litigation-related costs;
•changes in trade policies, including the imposition of tariffs;
•our ability to raise additional capital or financing;
•our ability to accurately forecast demand;
•the impact of the COVID-19 pandemic on our business, results of operations and financial condition and our customers, suppliers and workforce;
•the impact of the COVID-19 pandemic on the global economy;
•the level and timing of US government program funding;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 3, 2021	January 3, 2021

	(in thousands, except share and unit data)
Assets
Current assets:
Cash and cash equivalents	$8,458	$7,436
Accounts receivable, net	35,086	29,995
Inventories	30,906	27,169
Prepaid expenses and other current assets	3,875	11,972
Total current assets	78,325	76,572
Property and equipment, net	184,142	178,078
Intangible assets, net	4,018	4,561
Other assets	5,200	3,998
Total assets	$271,685	$263,209
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$1,012	$2,772
Accounts payable	12,213	16,792
Accrued expenses	15,109	25,496
Income taxes payable	382	1,710
Current portion of contingent consideration	1,700	8,904
Deferred revenue - current	24,772	30,653
Total current liabilities	55,188	86,327
Long-term liabilities:
Long-term debt, less current portion and unamortized debt issuance costs	34,589	69,828
Contingent consideration, less current portion	—	1,996
Long-term incentive plan	3,902	3,185
Deferred revenue - long-term	85,449	95,399
Deferred income tax liability, net	3,216	8,058
Other long-term liabilities	4,284	—
Total long-term liabilities	131,440	178,466
Total liabilities	186,628	264,793
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value per share (80,000,000 and zero shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 and zero shares authorized; 39,059,743 and zero shares issued and outstanding)	391	—
Additional paid-in capital	113,223	—
Class A preferred units (zero and 2,000,000 units authorized; zero issued and outstanding)	—	—
Class B preferred units (zero and 18,000,000 units authorized; zero and 18,000,000 units issued and outstanding)	—	—
Common units (zero and 5,000,000 units authorized; zero and 3,057,344 units issued; zero and 2,107,452 outstanding)	—	3,767
Accumulated deficit	(27,443)	(3,783)
Total shareholders’ equity (deficit), SkyWater Technology, Inc.	86,171	(16)
Non-controlling interests	(1,114)	(1,568)
Total shareholders’ equity (deficit)	85,057	(1,584)
Total liabilities and shareholders’ equity	$271,685	$263,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands, except share, unit and per share and unit data)
Revenue	$35,025	$33,003	$124,315	$100,666
Cost of revenue	36,852	25,725	115,164	81,502
Gross profit (loss)	(1,827)	7,278	9,151	19,164
Research and development	2,253	1,088	7,519	2,536
Selling, general and administrative expenses	9,626	5,765	33,644	18,319
Change in fair value of contingent consideration	(1,670)	(200)	(2,556)	1,353
Operating income (loss)	(12,036)	625	(29,456)	(3,044)
Other income (expense):
Paycheck Protection Program loan forgiveness	—	—	6,453	—
Change in fair value of warrant liability	—	(660)	—	(900)
Interest expense	(733)	(1,303)	(2,703)	(4,087)
Total other expense	(733)	(1,963)	3,750	(4,987)
Loss before income taxes	(12,769)	(1,338)	(25,706)	(8,031)
Income tax expense (benefit)	194	316	(4,468)	288
Net loss	(12,963)	(1,654)	(21,238)	(8,319)
Less: net income attributable to non-controlling interests	907	—	2,422	—
Net loss attributable to SkyWater Technology, Inc.	$(13,870)	$(1,654)	$(23,660)	$(8,319)
Net loss per share attributable to common shareholders, basic and diluted:	$(0.36)		$(0.94)
Net loss per unit attributable to Class B preferred unitholders, basic and diluted:		$(0.09)		$(0.46)
Weighted average shares used in computing net loss per common share, basic and diluted:	39,059,743		25,609,281
Weighted average units used in computing net loss per Class B preferred unit, basic and diluted:		18,000,000		18,000,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended October 3, 2021 and September 27, 2020
(dollars, units and shares in thousands)
(Unaudited)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at June 28, 2020	—	$—	18,000	$—	—	$7,821	—	$—	—	$—	$—	$10,169	$17,990	$—	$17,990
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,654)	(1,654)	—	(1,654)
Balance at September 27, 2020	—	$—	18,000	$—	—	$7,821	—	$—	—	$—	$—	$8,515	$16,336	$—	$16,336

Balance at July 4, 2021	—	$—	—	$—	—	$—	—	$—	39,060	$391	$110,082	$(13,573)	$96,900	$(1,426)	$95,474
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,141	—	3,141	—	3,141
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(595)	(595)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(13,870)	(13,870)	907	(12,963)
Balance at October 3, 2021	—	$—	—	$—	—	$—	—	$—	39,060	$391	$113,223	$(27,443)	$86,171	$(1,114)	$85,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended October 3, 2021 and September 27, 2020
(dollars, units and shares in thousands)
(Unaudited)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 29, 2019	—	$—	18,000	$—	—	$7,333	—	$—	—	$—	$—	$16,834	$24,167	$—	$24,167
Unit-based compensation	—	—	—	—	—	488	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,319)	(8,319)	—	(8,319)
Balance at September 27, 2020	—	$—	18,000	$—	—	$7,821	—	$—	—	$—	$—	$8,515	$16,336	$—	$16,336

Balance at January 3, 2021	—	$—	18,000	$—	2,108	$3,767	—	$—	—	$—	$—	$(3,783)	$(16)	$(1,568)	$(1,584)
Unit-based compensation	—	—	—	—	—	5	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	(2)	—	—	—	—	—	—	—	—	—	—
Corporate conversion	—	—	(18,000)	—	(2,106)	(3,772)	—	—	31,056	311	3,461	—	—	—	—
Issuance of common stock sold in initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	8,004	80	100,082	—	100,162	—	100,162
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	9,680	—	9,680	—	9,680
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,968)	(1,968)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(23,660)	(23,660)	2,422	(21,238)
Balance at October 3, 2021	—	$—	—	$—	—	$—	—	$—	39,060	$391	$113,223	$(27,443)	$86,171	$(1,114)	$85,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 3, 2021	September 27, 2020

	(in thousands)
Cash flows from operating activities:
Net loss	$(21,238)	$(8,319)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	20,300	13,113
Gain on Paycheck Protection Program loan forgiveness	(6,453)	—
Foundry services obligation	—	(3,732)
Gain on sale of property and equipment	(74)	(1,124)
Amortization of debt issuance costs included in interest expense	530	1,126
Long-term incentive and stock-based compensation	10,403	1,051
Change in fair value of warrant liability	—	900
Change in fair value of contingent consideration	(2,556)	1,353
Cash paid for contingent consideration in excess of initial valuation	(6,644)	(1,255)
Deferred income taxes	(4,841)	(567)
Non-cash revenue related to customer equipment	(2,481)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,091)	17,545
Inventories	(3,737)	(7,939)
Prepaid expenses and other assets	4,713	(11,353)
Accounts payable	178	2,102
Accrued expenses	(3,091)	14,005
Deferred revenue	(15,831)	76,984
Income tax payable and receivable	(1,328)	(2,221)
Net cash (used in) provided by operating activities	(37,241)	91,669
Cash flows from investing activities:
Purchase of software and licenses	(819)	(1,879)
Proceeds from sale of property and equipment	149	1,676
Purchases of property and equipment	(29,777)	(65,513)
Net cash used in investing activities	(30,447)	(65,716)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriting discounts and commissions	104,212	—
Cash paid for offering costs	(1,867)	(1,443)
Proceeds from Paycheck Protection Program loan	—	6,453
Repayment of term loan	—	(3,361)
Net repayment on line of credit	—	(9,702)
Net repayment on Revolver	(30,289)	—
Repayment of Financing	(787)	—
Cash paid for capital leases	(591)	—
Cash paid for debt issuance costs	—	(100)
Cash paid for contingent consideration	—	(3,998)
Distributions to VIE member	(1,968)	—
Net cash provided by (used in) financing activities	68,710	(12,151)
Net change in cash and cash equivalents	1,022	13,802
Cash and cash equivalents - beginning of period	7,436	4,605
Cash and cash equivalents - end of period	$8,458	$18,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 3, 2021	September 27, 2020

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,164	$4,034
Income taxes	1,897	2,600
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$4,997	$21,513
Equipment acquired through capital lease obligations	3,437	—
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
We have used or intend to use the proceeds from the IPO to pay down our Revolver, fund capital expenditures, and for working capital and other general corporate purposes, which may include financing our growth and funding additional capital expenditures. On July 26, 2021, we announced that our Board of Directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase our output. The strategic capital investment is a multi-year strategy and we invested approximately $10,700 during the three months ended October 3, 2021.
Note 2 Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements as of October 3, 2021, and for the three and nine months ended October 3, 2021 and September 27, 2020, are presented in thousands of U.S. dollars (except share and per share information), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of January 3, 2021. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of October 3, 2021, our results of operations and shareholders' equity for the three and nine months ended October 3, 2021 and September 27, 2020, and our cash flows for the nine months ended October 3, 2021 and September 27, 2020.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The results of operations for the three and nine months ended October 3, 2021 are not necessarily indicative of the results of operations to be expected for the year ending January 2, 2022, or for any other interim period, or for any other future year.
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
The condensed consolidated statements of operations, shareholders’ equity and cash flows are for the three and nine months ended October 3, 2021 and September 27, 2020, and the condensed consolidated statement of cash flows are for the nine months ended October 3, 2021 and September 27, 2020. The three and nine months ended October 3, 2021 and September 27, 2020 each consisted of 13 and 39 weeks, respectively.
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
COVID-19
In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) outbreak a global pandemic. The COVID-19 pandemic has spread throughout the United States and the world, with the continued potential for significant impact. Our business has been adversely affected by the effects of the COVID-19 pandemic. We implemented modifications to employee travel and employee work locations, as required in some cases by federal, state and local authorities, which has had a negative impact on employee productivity. Because we have manufacturing operations, we may be vulnerable to an outbreak of a new coronavirus or other contagious diseases. Although we have not experienced a shutdown of our manufacturing facilities, the effects of such an outbreak could include the temporary shutdown of our operations or the operations of our customers, disruptions or restrictions on the ability to ship our products to our customers as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products, the ability of our suppliers to deliver key components on a timely basis, or our customers’ ability to order and take delivery of our products could have a material adverse effect on our revenue and operating results. The future broader implications of the pandemic remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic, the effectiveness of vaccines and the impact of our workforce of vaccine mandates.
Net Loss Per Share
We calculate basic and diluted net loss per common share in conformity with the two-class method required for companies with participating securities. Our previously outstanding Class B preferred units met the criteria of a participating security as they contained the rights to an 8% “preferred return” on the deemed original equity value of each such Class B preferred unit (accrued daily since the date of issuance of each such Class B preferred unit). Under the two-class method, income or losses are allocated between the common shareholders and the Class B preferred unitholders. The two-class method includes an allocation formula that determines income or loss per unit for each class according to preferred dividends and undistributed earnings or losses for the period. Our reported net loss for the nine months ended October 3, 2021 is increased by the amount allocated to the Class B preferred units to arrive at the loss allocated to common shareholders for purposes of calculating net loss per share. For the three and nine months ended September 27, 2020, we did not apply the two-class method since only Class B preferred units were outstanding and were thus the lowest level of equity subordination. As a result of our April 2021 corporate conversion and IPO, the number of common shares used to compute net loss per common share for the nine months ended October 3, 2021 were retrospectively adjusted to reflect the conversion akin to a split-like situation. Our

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
historical balance sheets reflect the number of common units outstanding prior to the corporate conversion and no adjustment was made.
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares and potentially dilutive securities outstanding for the year determined using the treasury-stock method. Because we reported a net loss for the three and nine months ended October 3, 2021 and September 27, 2020, the number of shares used to calculate diluted net loss per common share is the same as the number of units used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At October 3, 2021, there were restricted stock units and stock options totaling 4,072,000 excluded from the computation of diluted weighted-average because their inclusion would have been anti-dilutive. There were no restricted stock units and stock options outstanding at September 27, 2020.
The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended October 3, 2021:

	Three Months Ended October 3, 2021	Nine Months Ended October 3, 2021

	(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(13,870)	$(23,660)
Undistributed preferred return to Class B preferred unitholders	—	(398)
Net loss attributable to common shareholders	$(13,870)	$(24,058)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	39,060	25,609
Net loss per common share, basic and diluted	$(0.36)	$(0.94)
__________________
(1)The weighted-average common shares outstanding for the nine months ended October 3, 2021 reflects the retrospective adjustment for the April 14, 2021 corporate conversion of 2,105,936 common units into 3,060,343 shares of common stock. The April 14, 2021 corporate conversion of 18,000,000 Class B preferred units into 27,995,400 shares of common stock is reflected prospectively on the date of conversion for the nine months ended October 3, 2021.
The following table sets forth the computation of basic and diluted net loss per unit attributable to Class B preferred unitholders for the three and nine months ended September 27, 2020. There were no common units outstanding during the period.

	Three Months Ended September 27, 2020	Nine Months Ended September 27, 2020

	(in thousands, except per unit data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(1,654)	$(8,319)
Denominator:
Weighted-average Class B preferred units outstanding, basic and diluted	18,000	18,000
Net loss per unit attributable to Class B preferred unitholders, basic and diluted	$(0.09)	$(0.46)
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
We are accounting for the CfN Lease as a lease. Given the nominal minimum lease payments required under the lease, no assets were initially recognized on our condensed consolidated balance sheet. As we perform under the agreements, expenses we incur and any revenue we are able to generate from the operations of CfN will be included in our condensed consolidated statements of operations as they are incurred or earned. If we are able to reach and maintain full capacity in the CfN for a minimum period of 20 years, Osceola will convey the land, buildings and equipment to us for no consideration at the end of the CfN Lease. At such time that we believe the conveyance of the land, buildings and equipment is reasonably assured, we will record those assets on our condensed consolidated balance sheet at fair value and record a corresponding deferred gain. We will subsequently depreciate the assets over their remaining economic life and recognize an equivalent amount of income from the amortization of the deferred gain.
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
Note 3 Summary of Significant Accounting Policies
Our audited consolidated financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three and nine months ended October 3, 2021.
Contingent Consideration
Royalties of $530 and $0 were paid during the three months ended October 3, 2021 and September 27, 2020, respectively, and $6,644 and $5,253 during the nine months ended October 3, 2021 and September 27, 2020, respectively. During the three months ended October 3, 2021 and September 27, 2020, we recorded royalty expense (benefit) of $(1,670) and $(200), respectively, to reflect the change in fair value of the contingent consideration obligation in our condensed consolidated statements of operations. During the nine months ended October 3, 2021 and September 27, 2020, we recorded royalty expense (benefit) of $(2,556) and $1,353, respectively, to reflect the change in fair value of the contingent consideration obligation in our condensed consolidated statements of operations.
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
Disaggregated Revenue
The following table discloses revenue by service type and the timing of recognition of revenue for transfer of goods and services to customers (point-in-time or over time):

	Three Months Ended October 3, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$12,652	$—	$—	$12,652
Advanced Technology Services
T&M	—	12,450	—	12,450
Fixed Price	—	8,756	—	8,756
Other	—	—	1,167	1,167
Total Advanced Technology Services	—	21,206	1,167	22,373
Total revenue	$12,652	$21,206	$1,167	$35,025

	Three Months Ended September 27, 2020
	Topic 606 Revenue
	Point-in-Time	Over Time	Total Revenue
Wafer Services	$8,762	$—	$8,762
Advanced Technology Services
T&M	—	12,589	12,589
Fixed Price	—	11,652	11,652
Total Advanced Technology Services	—	24,241	24,241
Total revenue	$8,762	$24,241	$33,003

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	Nine Months Ended October 3, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$36,983	$—	$—	$36,983
Advanced Technology Services
T&M	—	33,934	—	33,934
Fixed Price	—	49,897	—	49,897
Other	—	—	3,501	3,501
Total Advanced Technology Services	—	83,831	3,501	87,332
Total revenue	$36,983	$83,831	$3,501	$124,315

	Nine Months Ended September 27, 2020
	Topic 606 Revenue
	Point-in-Time	Over Time	Revenue recognized from foundry services obligation	Total Revenue
Wafer Services	$32,577	$—	$399	$32,976
Advanced Technology Services
T&M	—	44,543	—	44,543
Fixed Price	—	23,147	—	23,147
Total Advanced Technology Services	—	67,690	—	67,690
Total revenue	$32,577	$67,690	$399	$100,666
The following table discloses revenue by country as determined based on customer address:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
United States	$29,020	$28,186	$109,253	$85,983
Canada	1,454	1,802	4,610	6,886
All others	4,551	3,015	10,452	7,797
	$35,025	$33,003	$124,315	$100,666
Deferred Contract Costs
We recognized amortization of deferred contract costs in our condensed consolidated statements of operations totaling $274 and $0 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $1,251 and $0 for the nine months ended October 3, 2021 and September 27, 2020, respectively.
Contract Assets
Contract assets are $14,588 and $8,147 at October 3, 2021 and January 3, 2021, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheets.
Contract Liabilities
The contract liabilities and other significant components of deferred revenue are as follows:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	October 3, 2021			January 3, 2021
	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue
Current	$20,105	$4,667	$24,772	$25,986	$4,667	$30,653
Long-term	73,005	12,444	85,449	79,455	15,944	95,399
Total	$93,110	$17,111	$110,221	$105,441	$20,611	$126,052
The decrease in contract liabilities from January 3, 2021 to October 3, 2021 was primarily the result of completion of specific performance obligations for our customers. Approximately 21% of our total contract liabilities at January 3, 2021 were recognized in revenue in the first nine months of 2021.
Remaining Performance Obligations
As of October 3, 2021, we had approximately $88,159 of transaction price allocated to remaining performance obligations that are unsatisfied (or partially satisfied) on contracts with an original expected duration of one year or more, which are primarily related to Advanced Technology Services contracts. We expect to recognize those remaining performance obligations as follows:

Within one year	$15,154
From one to two years	15,217
From two to three years	11,156
After three years	46,632
Total	$88,159
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
Note 5 Balance Sheet Information
Certain significant amounts included in our condensed consolidated balance sheets consist of the following:
Accounts receivable, net:

	October 3, 2021	January 3, 2021
Trade accounts receivable	$20,498	$21,357
Unbilled revenue (contract assets)	14,588	8,147
Note receivable	—	230
Employee note receivable	—	222
Other receivables	—	39
Total accounts receivable, net	$35,086	$29,995
On December 31, 2020, we entered into a note receivable with a key employee for $222. The note was repaid in full during the three months ended October 3, 2021.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Inventories:

	October 3, 2021	January 3, 2021
Raw materials	$2,862	$1,463
Work-in-process	21,717	19,719
Supplies and spare parts	6,327	5,987
Total inventories—current	30,906	27,169
Supplies and spare parts classified as other assets	2,474	1,949
Total inventories	$33,380	$29,118
Prepaid expenses and other current assets:

	October 3, 2021	January 3, 2021
Prepaid expenses	$2,177	$2,761
Equipment purchased for customers (1)	—	5,343
Deferred contract costs	1,662	1,647
Deferred offering costs	—	2,183
Other	36	38
Total prepaid assets and other current assets	$3,875	$11,972
__________________
(1)We acquired equipment for a customer that we installed and calibrated in our facility. Prior to the customer obtaining ownership and control of the equipment, we recorded costs incurred to date within prepaid expenses and other current assets.
Property and equipment, net:

	October 3, 2021	January 3, 2021
Land	$5,396	$5,396
Buildings and improvements	87,078	85,197
Machinery and equipment	139,963	124,130
Fixed assets not yet in service	29,861	22,602
Total property and equipment, at cost	262,298	237,325
Less: Accumulated depreciation	(78,156)	(59,247)
Total property and equipment, net	$184,142	$178,078
Depreciation expense was $6,491 and $4,127 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $18,938 and $12,388 for the nine months ended October 3, 2021 and September 27, 2020, respectively.
Intangible assets, net:
Intangible assets consist of purchased software and license costs and a customer list from our acquisition of the business in 2017. Intangible assets are summarized as follows:

	October 3, 2021	January 3, 2021
Customer list	$1,500	$1,500
Software and licenses	6,228	5,408
Total intangible assets, at cost	7,728	6,908
Less: Accumulated amortization	(3,710)	(2,347)
Total intangible assets, net	$4,018	$4,561

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
For the three months ended October 3, 2021 and September 27, 2020, amortization of the customer list intangible asset charged to operations was $88 and $89, respectively, and amortization of software and licenses was $385 and $258, respectively. For the nine months ended October 3, 2021 and September 27, 2020, amortization of the customer list intangible asset charged to operations was $264 and $265 and amortization of software and licenses was $1,098 and $460, respectively.
Remaining estimated aggregate annual amortization expense is as follows for the years ending:

Amortization Expense
Remainder of 2021	$408
2022	1,293
2023	953
2024	545
2025	445
Thereafter	374
Total	$4,018
Other assets:

	October 3, 2021	January 3, 2021
Supplies and spare parts	$2,474	$1,949
Deferred contract costs	2,021	2,049
Other assets	705	—
Total other assets	$5,200	$3,998
Accrued expenses:

	October 3, 2021	January 3, 2021 (1)
Accrued compensation	$5,795	$6,315
Accrued commissions	584	5,183
Accrued fixed asset expenditures	476	6,337
Accrued royalties	1,630	2,145
Capital lease obligations	1,280	—
Other accrued expenses	5,344	5,516
Total accrued expenses	$15,109	$25,496
__________________
(1)We reclassified certain January 3, 2021 amounts to conform to the current period presentation. The reclassification includes a) separate presentation of accrued royalties from other accrued expenses and b) the combination of accrued accounts payable with other accrued expenses. These reclassifications had no impact on the reported results of operations.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Note 6 Debt
The components of debt outstanding are as follows:

	October 3, 2021	January 3, 2021
Revolver	$2,020	$32,303
Financing (by VIE)	38,096	38,839
Paycheck Protection Program loan	—	6,453
Unamortized debt issuance costs (1)	(4,515)	(4,995)
Total long-term debt, including current maturities	35,601	72,600
Less: Current portion of long-term debt	(1,012)	(2,772)
Long-term debt, excluding current portion and unamortized debt issuance costs	$34,589	$69,828
__________________
(1)Unamortized debt issuance costs as of October 3, 2021 included $1,306 for the Revolver (as defined below) and $3,209 for the Financing (as defined below). Unamortized debt issuance costs as of January 3, 2021 included $1,537 for the Revolver and $3,458 for the Financing (by VIE).
Revolver
The outstanding balance of our amended and restated revolving credit agreement with Wells Fargo Bank, National Association (the “Revolver”) was $2,020 as of October 3, 2021 at an interest rate of 3%. Our remaining availability under the Revolver was $60,593 as of October 3, 2021. However, we must maintain availability under the Revolver of at least $15,000 in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023.
Financing
On September 30, 2020, the VIE which we consolidate entered into a loan agreement for $39,000 (the “Financing”) at a fixed interest rate of 3.44%. The outstanding balance of the Financing was $38,096 as of October 3, 2021.
Paycheck Protection Program Loan
On April 18, 2020, we received proceeds of $6,453 pursuant to a loan from TCF Bank under the Paycheck Protection Program (the “PPP” Loan). Under the terms of the loan, recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the program. On June 10, 2021, the PPP Loan was fully forgiven and $6,453 was recorded as other income in the condensed consolidated statement of operations.
Covenants
As of October 3, 2021, we were not in compliance with the leverage ratio related to the Revolver. On November 3, 2021, we entered into an amendment to the Revolver, effective as of October 1, 2021, to eliminate the requirement for us to comply with the leverage ratio financial covenant contained therein with respect to the fiscal quarters ending on or prior to July 2, 2023, so long as the remaining availability under the Revolver has equaled or exceeded $15,000. Under the Revolver, as amended, we were in full compliance with the covenant requirements as of October 3, 2021. Our VIE was in compliance with the financial covenants related to the Financing.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Maturities
As of October 3, 2021, the Revolver is due in December 2025. The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. Future principal payments of our Revolver and consolidated VIE’s Financing, excluding unamortized debt issuance costs, are as follows:

Remainder of 2021	$247
2022	1,024
2023	1,060
2024	1,094
2025	3,157
Thereafter	33,534
Total	$40,116
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
Note 7 Income Taxes
The effective tax rates for the three and nine months ended October 3, 2021 and September 27, 2020 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in our deferred tax asset valuation allowance. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the three and nine months ended October 3, 2021 was (1.5)% and 17.4%, compared to (23.6)% and (3.6)% for the three and nine months ended September 27, 2020. The income tax benefit rate applied to our pre-tax loss was lower for the three and nine months ended October 3, 2021 than our statutory tax rate of 21% primarily due to a deferred tax asset valuation allowance. The income tax benefit for the nine months ended October 3, 2021 includes the tax impact from the gain on the PPP Loan forgiveness, which is exempt from federal income taxation. For the three and nine months ended September 27, 2020, the effective income tax rate applied to our pre-tax loss was lower than our statutory tax rate of 21% due to a deferred tax asset valuation allowance, partially offset by excess tax benefits related to stock-based compensation expense.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $7,101 was recorded as of October 3, 2021 to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at January 3, 2021 was $1,609.
No liability has been recorded for uncertain tax positions. We would accrue, if applicable, income tax related interest and penalties in income tax expense in our condensed consolidated statement of operations. There were no interest and penalties incurred during the three and nine months ended October 3, 2021 and September 27, 2020.
Note 8 Shareholders’ Equity
Classes of Equity Units
Until our corporate conversion on April 14, 2021, we had three classes of limited liability interests, designated as Class A preferred units, Class B preferred units, and common units (collectively, the “Unit” or “Units”). There were 2,000,000 Class A preferred units authorized specifically for issuance upon exercise of warrants, of which none were issued and outstanding at January 3, 2021. There were 18,000,000 Class B preferred units authorized, of which 18,000,000 were issued and outstanding at January 3, 2021. There were 5,000,000 common units authorized, of which 3,057,344 were issued and

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
2,107,452 were outstanding as of January 3, 2021. Class A preferred units and common units were non-voting classes, and Class B preferred units are a voting class.
Conversion
On April 14, 2021, we completed a corporate conversion. Pursuant to the certificate of incorporation effected in connection with the corporate conversion, our authorized capital stock consists of 200,000,000 shares of voting common stock, par value $0.01 per share, and 80,000,000 shares of preferred stock, par value $0.01 per share. As of October 3, 2021, giving effect to the corporate conversion and our IPO, 39,059,743 shares of common stock were issued and outstanding. No shares of our preferred stock were outstanding. As discussed in Note 1 – Nature of Business, on April 21, 2021, our common stock began trading on the Nasdaq Stock Market under the symbol “SKYT”.
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
Note 9 Share-Based Compensation
2021 Equity Incentive Plan
In connection with our IPO, we adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO and no further awards will be issued under the previous Employee Unit Option Plan. No awards remained outstanding from the Employee Unit Option Plan as of October 3, 2021 and at the corporate conversion date. Under the 2021 Equity Plan, 5,000,000 shares of common stock are available for issuance to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. The share reserve of the 2021 Plan will be increased effective the first business day of each calendar year commencing in 2022 by an amount equal to the lesser of: (i) 150,000 shares of common stock; (ii) three percent (3%) of the shares of common stock outstanding on the final day of the immediately preceding calendar year; and (iii) such smaller number of shares of common stock as determined by the compensation committee.
Stock Options

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
On April 21, 2021, we granted 342,783 stock options which vest in full on the first anniversary of the grant date and expire 15 months from the grant date. On April 21, 2021 and August 6, 2021, we granted 744,374 and 19,382 stock options, respectively, which vest ratably on each of the first, second, third, and fourth anniversaries of the grant date and expire 10 years from the grant date. Share-based compensation expense related to stock option awards was $489 and $0 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $933 and $488 for the nine months ended October 3, 2021 and September 27, 2020, respectively. Actual forfeitures are recognized as they occur.
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

Nine Months Ended October 3, 2021
Expected volatility:	46.0%
Expected term (in years):	1.13 - 6.25
Risk-free interest rate:	0.09% - 1.19%
The following table summarizes our stock option activity during the nine months ended October 3, 2021:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life
Balance outstanding as of January 3, 2021	—	$—
Granted	1,107	$14.15
Exercised	—	$—
Forfeited or canceled	(64)	$14.00
Balance outstanding as of October 3, 2021	1,043	$14.15	$12,753	6.9 years
Balance vested and exercisable as of October 3, 2021	—	$—	$—	0.0 years
The weighted average grant-date fair value of options granted in the nine months ended October 3, 2021 was $5.31. As of October 3, 2021, total unrecognized compensation cost related to stock options was $4,629 and is expected to be recognized over a weighted average period of approximately 3.3 years.
Restricted Common Stock
On November 1, 2020, we granted 4,672 restricted common units to two directors. Upon the corporate conversion, such restricted common units were converted into 6,788 shares of restricted common stock which continue to vest over a one-year period.
Restricted Common Stock Units
On April 21, 2021, we granted 440,836 restricted common stock units to eligible employees and directors which vest in full on the first anniversary of the grant date. On April 21, 2021 and August 6, 2021, we granted 204,910 and 100,993 restricted common stock units, respectively, which vest ratably on each of the first, second and third anniversaries of the grant date. The common stock relating to these restricted common stock units is issued upon vesting. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units have been issued.

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
Share-based compensation expense related to restricted common stock unit awards was $2,569 and $0 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $8,669 and $0 for the nine months ended October 3, 2021 and September 27, 2020, respectively. Actual forfeitures are recognized as they occur. As of October 3, 2021, total unrecognized compensation cost related to restricted common stock units was $10,979 and is expected to be recognized over a weighted average period of approximately 1.6 years. The estimated fair value of restricted common stock units is based on the grant date closing price of our common stock for time-based vesting awards. No restricted common stock units vested during the nine months ended October 3, 2021.
The following table summarizes our restricted common stock unit activity during the nine months ended October 3, 2021:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Balance outstanding as of January 3, 2021	2,329	$3.87
Granted	747	$15.12
Vested	—	$—
Forfeited or canceled	(47)	$14.00
Balance outstanding as of October 3, 2021	3,029	$6.51
2021 Employee Stock Purchase Plan
In connection with our IPO, we also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A maximum of 700,000 shares of our common stock has been reserved for issuance under the 2021 ESPP. Under the 2021 ESPP, eligible employees may purchase our common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of our common stock as of the beginning or end of each offering period, which may range from 6 to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of our common stock may be purchased by an employee each offering period. The initial six-month offering period commenced on September 1, 2021 and no shares have been purchased under the 2021 ESPP. As of October 3, 2021, $232 was withheld on behalf of employees for future purchases under the 2021 ESPP and recorded as accrued compensation. Share-based compensation expense related to the 2021 ESPP was $83 for the three and nine months ended October 3, 2021. Actual forfeitures are recognized as they occur. As of October 3, 2021, total unrecognized compensation cost related to the 2021 ESPP was $422 and will be recognized on a straight-line basis over the six-month offering period.
The fair value of the 2021 ESPP is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions noted in the following table. The risk-free interest rate used in the option valuation model was based on yields available on the grant dates for U.S. Treasury Strips with maturity consistent with the expected life assumption. Expected volatility is based on an average of the historical, daily volatility of a peer group of similar companies over a period consistent with the expected life assumption ending on the grant date. We assumed no dividend yield in the valuation of the options granted as we have never declared or paid dividends on our common stock and currently intend to retain earnings for use in operations.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

Nine Months Ended October 3, 2021
Expected volatility:	46.3%
Expected term (in years):	0.50
Risk-free interest rate:	0.06%
Weighted average grant-date fair value per share	$8.87
Share-Based Compensation Expense Allocation
Share-based compensation expense was allocated in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Cost of revenue	$839	$—	$1,543	$—
Research and development	332	—	1,812	—
Selling, general and administrative expenses	1,970	—	6,330	488
	$3,141	$—	$9,685	$488
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
Level 3 inputs are used in the valuation of our contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

Contingent Consideration
Balance at January 3, 2021	$10,900
Payments	(6,644)
Change in fair value	(2,556)
Balance at October 3, 2021	$1,700
The change in fair value is reflected in our condensed consolidated statements of operations.
The fair value of our contingent consideration liability at October 3, 2021 and January 3, 2021 was determined using forecasted receipts of projected future revenues of Advanced Technology Services. The royalty is paid out quarterly through 2022. The forecasted future cash flows were discounted reflecting the risk in estimating future revenues. We expect total future cash payments to be between $1,700 and $1,800.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at October 3, 2021 and January 3, 2021 due to the short maturity of these items.

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
Our non-financial assets such as property and equipment and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of October 3, 2021 and January 3, 2021, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 11 Commitments and Contingencies
Foundry Services Agreement
Under a Foundry Services Agreement (“FSA”) which expired in June 2020, we were required to provide semiconductor wafers to our main customer over a 40-month period, beginning March 1, 2017, at contractual rates. As part of the FSA, the customer guaranteed certain levels of purchase orders for wafers. Revenue for Wafer Services to this customer were $8,359 and $31,836 for the three and nine months ended September 27, 2020, respectively.
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
Capital Expenditures
We have various contracts outstanding with third parties which primarily relate to the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $10 million of contractual commitments outstanding as of October 3, 2021 that we expect to be paid in 2021, through cash on hand and operating cash flows. As of October 3, 2021, the Company had executed a capital lease that had not yet commenced. The capital lease was executed to replace the existing nitrogen plant, which is owned by the vendor, with a larger and more modern nitrogen generator. The capital lease has a lease term of 15 years for total payments of $14 million and is expected to commence during the first half of 2022.
Note 12 Major Customers and Concentration Risk
The following customers accounted for 10% or more of revenue for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Customer A	17%	*	25%	*
Customer B	25%	25%	24%	32%
Customer C	*	*	10%	*
Customer D	*	14%	*	21%
Customer E	10%	16%	*	*
	52%	55%	59%	53%
__________________
* Represents less than 10% of revenue.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
We had four major customers that accounted for 19%, 16%, 12% and 10% of outstanding trade accounts receivable as of October 3, 2021 and four major customers that accounted for 30%, 20%, 19% and 18% of outstanding trade accounts receivable as of January 3, 2021. The loss of a major customer could adversely affect our operating results and financial condition.
Note 13 Related Party Transactions
Professional Services
Oxbow Industries, LLC (“Oxbow”), our principal owner, provided management and financial consulting services to us for an annual management fee not to exceed $700. We incurred management fees to Oxbow of $0 and $160 of during the three months ended October 3, 2021 and September 27, 2020, respectively, and $215 and $480 for the nine months ended October 3, 2021 and September 27, 2020, respectively, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
A member of our board of directors provided legal and professional services to us. We incurred fees of $0 and $56 for the three months ended October 3, 2021 and September 27, 2020, and $117 and $164 for the nine months ended October 3, 2021 and September 27, 2020, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
Sale-Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to an entity (“Oxbow Realty”) controlled by our principal owner. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. Future minimum lease commitments to Oxbow Realty as of October 3, 2021 were as follows (such amounts are eliminated from our condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 14 – Variable Interest Entities):

Remainder of 2021	$1,197
2022	4,836
2023	4,932
2024	5,031
2025	5,132
Thereafter	89,350
Total lease payments	110,478
Less: imputed interest	(83,207)
Total	$27,271
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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by us as of October 3, 2021 and January 3, 2021. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	October 3, 2021	January 3, 2021
Cash and cash equivalents	$415	$860
Prepaid expenses	157	99
Finance receivable	37,376	36,930
Other assets	200	—
Total assets	$38,148	$37,889
Accounts payable	$769	$672
Accrued expenses	450	9
Debt	38,043	38,776
Total liabilities	$39,262	$39,457
 The following table shows the revenue and expenses of Oxbow Realty that are consolidated by us for the three and nine months ended October 3, 2021, which we began consolidating on September 29, 2020. We have included these amounts, net of eliminations, in the corresponding tables in the notes to our condensed consolidated financial statements.

	Three Months Ended October 3, 2021	Nine Months Ended October 3, 2021
Revenue	$1,256	$3,760
General and administrative expenses	11	329
Interest expense	338	1,009
Total expenses	349	1,338
Net income	$907	$2,422

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
We refer to the three-month periods ended October 3, 2021 and September 27, 2020 as the third quarter of 2021 and third quarter of 2020, respectively. Each of these three-month periods includes 13 weeks. We refer to the nine-month periods ended October 3, 2021 and September 27, 2020 as the first nine months of 2021 and the first nine months of 2020, respectively. Each of these nine-month periods includes 39 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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
Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first nine months of 2021 or are likely to impact our results in the future.
■Macroeconomic and competitive conditions, including cyclicality and consolidation, affecting the semiconductor industry.
■The global economic climate, including the impact on the economy from geopolitical issues and the ongoing COVID-19 pandemic. Our business has been adversely affected by the effects of the COVID-19 pandemic. We implemented modifications to employee travel and employee work locations, as required, in some cases by federal, state and local authorities, which has had a negative impact on our employee productivity. As a result of the COVID-19 pandemic, one customer reduced its research and development expenditures with us, and a second customer experienced facility shutdowns which resulted in delays in project milestones, in each case negatively affecting our revenues. Because we have a manufacturing facility, we may be vulnerable to an outbreak of a new coronavirus or other contagious diseases. The effects of such an outbreak could include the temporary shutdown of our facilities, disruptions or restrictions on the ability to ship our products to our customers, as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products or of the ability of our suppliers to delivery key components on a timely basis could have material adverse effect on our revenue and operating results. See “Risk Factors—The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition” in our Prospectus and our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding the effects of the COVID-19 pandemic on our business.
■The impact of vaccine mandates on our workforce. On September 9, 2021, President Biden issued an executive order requiring covered employees of U.S. Government contractors to be vaccinated against COVID-19. We are taking steps to comply with the executive order and announced a requirement that all of our U.S.-based employees, contractors, and subcontractors that work on or in support of contracts with the U.S. Government be fully vaccinated or receive an approved medical or religious exemption by January 4, 2022. The executive order will require all of our U.S.-based employees, contractors, and subcontractors to be vaccinated against COVID-19, unless a religious or medical exemption applies. See Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, for discussion of risks associated with the potential adverse effects of the executive order on our business.

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
■Identification and pursuit of specific product and geographic market opportunities that we find attractive both within and outside the United States. We will continue to more effectively address these opportunities through research and development and allocation of additional revenue and marketing resources.
■Material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate inflation. We expect the current economic environment will result in continuing price volatility and inflation for many of our raw materials. In addition, the labor market for skilled manufacturing remains tight as the United States continues to restart the economy after the COVID-19 pandemic and our labor costs have increased as a result.
■Supply chain disruptions impacting our business. We have experienced, and may continue to experience, supply chain disruption for substrates, chemicals and spare parts in addition to customer supply chain constraints that have negatively impacted our revenue.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
■Revenue and gross profit; and
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

Results of Operations
Third Quarter of 2021 Compared to Third Quarter of 2020
The following table summarizes certain financial information relating to our operating results for the third quarter of 2021 and for the third quarter of 2020.

	Third Quarter Ended		Dollar Change	Percentage Change
	October 3, 2021 (1)	September 27, 2020 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$35,025	$33,003	$2,022	6%
Cost of revenue	36,852	25,725	11,127	43%
Gross profit (loss)	(1,827)	7,278	(9,105)	(125)%
Research and development	2,253	1,088	1,165	107%
Selling, general and administrative expenses	9,626	5,765	3,861	67%
Change in fair value of contingent consideration	(1,670)	(200)	(1,470)	735%
Operating income (loss)	(12,036)	625	(12,661)	(2,026)%
Other income (expense):
Change in fair value of warrant liability	—	(660)	660	(100)%
Interest expense	(733)	(1,303)	570	(44)%
Total other income (expense)	(733)	(1,963)	1,230	63%
Loss before income taxes	(12,769)	(1,338)	(11,431)	(854)%
Income tax (benefit) expense	194	316	(122)	(39)%
Net loss	(12,963)	(1,654)	(11,309)	(684)%
Less: net income attributable to non-controlling interests	907	—	907	N/A
Net loss attributable to SkyWater Technology, Inc.	$(13,870)	$(1,654)	$(12,216)	(739)%
Other Financial Data:
Adjusted EBITDA (2)	$(2,706)	$5,306	$(8,012)	(151)%
__________________
(1)The consolidated statements of operations are for the third quarter of 2021 and the third quarter of 2020. The third quarter of 2021 and 2020 each contained 13 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.

Nine Months Ended October 3, 2021 Compared to Nine Months Ended September 27, 2020
The following table summarizes certain financial information relating to our operating results for the nine months ended October 3, 2021 and for the nine months ended September 27, 2020.

	Nine Months Ended		Dollar Change	Percentage Change
	October 3, 2021 (1)	September 27, 2020 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$124,315	$100,666	$23,649	23%
Cost of revenue	115,164	81,502	33,662	41%
Gross profit (loss)	9,151	19,164	(10,013)	(52)%
Research and development	7,519	2,536	4,983	196%
Selling, general and administrative expenses	33,644	18,319	15,325	84%
Change in fair value of contingent consideration	(2,556)	1,353	(3,909)	(289)%
Operating loss	(29,456)	(3,044)	(26,412)	(868)%
Other income (expense):
Paycheck Protection Program loan forgiveness	6,453	—	6,453	N/A
Change in fair value of warrant liability	—	(900)	900	(100)%
Interest expense	(2,703)	(4,087)	1,384	(34)%
Total other income (expense)	3,750	(4,987)	8,737	175%
Loss before income taxes	(25,706)	(8,031)	(17,675)	(220)%
Income tax (benefit) expense	(4,468)	288	(4,756)	(1,651)%
Net loss	(21,238)	(8,319)	(12,919)	(155)%
Less: net income attributable to non-controlling interests	2,422	—	2,422	N/A
Net loss attributable to SkyWater Technology, Inc.	$(23,660)	$(8,319)	$(15,341)	(184)%
Other Financial Data:
Adjusted EBITDA (2)	$2,119	$13,117	$(10,998)	(84)%
__________________
(1)The consolidated statements of operations are for the first nine months of 2021 and the first nine months of 2020. The first nine months of 2021 and 2020 each contained 39 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Revenue
Revenue increased $2.0 million, or 6%, to $35.0 million for the third quarter of 2021, from $33.0 million for the third quarter of 2020. Revenue increased $23.6 million, or 23%, to $124.3 million for the nine months ended October 3, 2021, from $100.7 million for the nine months ended September 27, 2020. The increase for the third quarter of 2021 was driven by increased Wafer Services output, which offset the decline in Advanced Technology Services revenue. The increase for the first nine months of 2021 was driven by continued momentum in revenue for our Advanced Technology Services, primarily in the aerospace and defense industry.
The following table shows revenue by services type for the third quarters of 2021 and 2020 and first nine months of 2021 and 2020:

	Third Quarter Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands)
Wafer Services	$12,652	$8,762	$36,983	$32,976
Advanced Technology Services	22,373	24,241	87,332	67,690
Total	$35,025	$33,003	$124,315	$100,666
The Wafer Services revenue increase for the third quarter of 2021 reflects the continued rebound from 2020 levels, driven primarily by demand in the IoT and automotive industries. The Advanced Technology Services revenue increase during the first nine months of 2021 was driven by continued program expansion with existing customers and new program additions. Additionally, the first nine months of 2021 included $18.0 million of revenue recognized related to services we provide to qualify customer funded tool technologies as our customers invest in our capabilities to expand our technology platforms. Revenue for the third quarter of 2021 included $0.3 million recognized related to services to qualify customer funded tool technologies. The Advanced Technology Services revenue decrease during the third quarter of 2021 was primarily driven by supply chain challenges, hiring constraints, and continued delays in the funding of existing United States government programs. This resulted in delayed revenue for certain Advanced Technology Services and Wafer Services programs in the amount of approximately $15 million for the third and fourth quarter of 2021. This included a revised schedule for a significant complex multi-year Advanced Technology Services program originally estimated to be completed in 2021 to early 2022, causing revenue to be pushed from 2021 into 2022. The supply chain challenges related to supply chain disruption for substrates, chemicals, and spare parts in addition to constraints experienced by our customers.
Gross profit (loss)
Gross profit (loss) decreased $9.1 million, or 125%, to $(1.8) million for the third quarter of 2021, from $7.3 million for the third quarter of 2020. Gross profit (loss) decreased $10.0 million, or 52%, to $9.2 million for the first nine months of 2021, from $19.2 million for the first nine months of 2020. The decreases were due to increased cost of revenue. The cost of revenue increases were driven by increased labor costs as we ramp up our Minnesota and Florida facilities, increased wafer output which typically has a lower margin than Advanced Technology Services, and investments we are making for long-term growth to build out our rad-hard and advanced packaging capabilities. The labor market for skilled manufacturing remains tight as the United States continues to restart the economy after the COVID-19 pandemic and we have increased our average starting wage in our fabs to attract the best talent in the market. The cost of revenue increases for the third quarter and first nine months of 2021 also reflect the additional depreciation expense related to our foundry expansion in Minnesota.
Research and development
Research and development costs increased to $2.3 million for the third quarter of 2021, from $1.1 million for the third quarter of 2020. The increase of $1.2 million, or 107%, was attributable to increased personnel expense of $0.5 million from our continued investment in internal personnel and external engineering support; increased equity-based compensation expense of $0.3 million; and increased equipment, parts and supplies expense of $0.2 million. Research and development costs increased to $7.5 million for the first nine months of 2021, from $2.5 million for the first nine months of 2020. The increase of $5.0 million, or 196%, was attributable to increased equity-based compensation expense of $1.8 million; increased personnel expense of $1.8 million; and increased equipment, parts and supplies expense of $0.9 million.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $9.6 million for the third quarter of 2021, from $5.8 million for the third quarter of 2020. The increase of $3.9 million, or 67%, was attributable to increased equity-based compensation expense of $2.0 million; increased personnel expense of $0.7 million due to the increase in headcount due to public company requirements and build out of strategic sales and business leadership during the first three quarters of 2021; increased information technology expense of $0.4 million; increased professional fees of $0.4 million; and increased insurance expense of $0.2 million.
Selling, general and administrative expenses increased to $33.6 million for the first nine months of 2021, from $18.3 million for the first nine months of 2020. The increase of $15.3 million, or 84%, was attributable to increased equity-based compensation expense of $5.8 million; increased personnel expense of $3.0 million due to the increase in headcount due to public company requirements and build out of strategic sales and business leadership in the first nine months of 2021; increased insurance expense of $1.9 million; corporate conversion and IPO related costs of $1.7 million, which includes bonus awards granted to employees upon the completion of the IPO; increased information technology expense of $1.2 million; executive transition expense of $0.4 million; and increased commission expenses of $0.3 million due to increased revenue.
Change in fair value of contingent consideration
Change in fair value of contingent consideration was $(1.7) million for the third quarter of 2021, compared to $(0.2) million for the third quarter of 2020. Change in fair value of contingent consideration was $(2.6) million for the first nine months of 2021, compared to $1.4 million for the first nine months of 2020. We expect the revaluation of future estimated earn-out payments to Infineon and the corresponding change in fair value of the liability to remain at a lower level as we approach the end of the out-of-market royalty payments to Infineon for Advanced Technology Services revenue.
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
Change in fair value of warrant liability
Change in fair value of warrant liability was an expense of $0.7 million and $0.9 million for the third quarter and first nine months of 2020. We had no similar expense during 2021 as the related warrants were repurchased in December 2020.
Interest expense
Interest expense decreased to $0.7 million for the third quarter of 2021, from $1.3 million for the third quarter of 2020. Interest expense decreased to $2.7 million for the first nine months of 2021, from $4.1 million for the first nine months of 2020. The decreases in interest expense were a result of lower debt balances and lower interest rates on our Revolver and the Financing during the first nine months of 2021 compared to the interest rates charged on our previous line of credit and term loan during the comparable prior year periods.
Income tax expense (benefit)
Income tax expense increased to $0.2 million for the third quarter of 2021, from an expense of $0.3 million for the third quarter of 2020. The income tax benefit increased to $4.5 million for the first nine months of 2021, from an expense of $0.3 million for the first nine months of 2020. The effective income tax rate for the third quarter and first nine months of 2021 was (1.5)% and 17.4%, compared to an effective income tax rate of (23.6)% and (3.6)% for the third quarter and first nine months of 2020. The effective income tax rate applied to our pre-tax loss was lower for the third quarter and first nine months of 2021 than our statutory tax rate of 21% primarily due to a deferred tax asset valuation allowance. The income tax benefit for the first nine months of 2021 includes the tax impact from the gain on the PPP Loan forgiveness, which is exempt from federal income taxation. For the three and nine months ended September 27, 2020, the effective income tax rate applied to our pre-tax loss was lower than our statutory tax rate of 21% due to a deferred tax asset valuation allowance, partially offset by excess tax benefits related to stock-based compensation expense.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests reflects the net income of the variable interest entity, or VIE, that we consolidate, representing the economic interest in the profits and losses of Oxbow Realty that the owners of our shareholders’ equity do not legally have rights or obligations to. We began consolidating Oxbow Realty in the fourth quarter of 2020 and therefore have no similar presentation for the first three quarters of 2020.
Adjusted EBITDA
Adjusted EBITDA decreased $8.0 million, or 151%, to $(2.7) million for the third quarter of 2021 from $5.3 million for the third quarter of 2020. Adjusted EBITDA decreased $11.0 million, or 84%, to $2.1 million for the first nine months of 2021 from $13.1 million for the first nine months of 2020. The decrease in adjusted EBITDA during the third quarter and first nine months of 2021 primarily reflects decreased gross profit due to increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers and the requirements of being a public company, offset by a shift in mix to more profitable Advanced Technology Services revenue. For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”
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
We had $8.0 million in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $60.6 million as of October 3, 2021. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. We believe our operating cash flows, together with our cash on hand and current availability under the Revolver will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months. We may, however, need additional cash resources due to changed business conditions or other developments, including significant acquisitions, strategic capital investments and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our business. To the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations, which could have an adverse impact on our business and financial prospects.
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
Capital Expenditures
On July 26, 2021, we announced that our Board of Directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase overall output by at least 40% and to enable accelerated revenue growth. The remainder is focused on expediting our entry into the gallium nitride (GaN) market, a promising technology for electric vehicles, 5G and consumer electronics, among others due to its properties that enable higher charging efficiencies, smaller ship size, and lighter weight for many applications. We believe SkyWater can fill the need for a US-based 200 mm foundry to offer technology services for GaN-based solutions expanding the serviceable market for our Technology as a ServiceSM model. The strategic capital investment is a multi-year strategy and we invested approximately $10.7 million during the three months ended October 3, 2021.
For the first nine months of 2021, we spent approximately $30.6 million on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed above, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand, our Revolver and future cash flows from operations will provide the funds needed to meet our customer demand and anticipated capital expenditures in 2021.
We have various contracts outstanding with third parties in connection with the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $10 million of contractual commitments outstanding as of October 3, 2021 that we expect to be paid in 2021, through cash on hand and operating cash flows.

Contingent Consideration
For the first nine months of 2021, we made cash payments of $6.6 million related to our contingent consideration royalty liability. We estimate that we will pay between $1.7 million and $1.8 million on contingent consideration related to this liability in the future. We anticipate our cash on hand and cash flows from operations will provide the funds necessary to settle the contingent consideration royalty liability.
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
As of October 3, 2021, we had available aggregate undrawn borrowing capacity of approximately $60.6 million under our Revolver. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. For the periods presented, our use of cash was primarily driven by our investing activities, and specifically by our investments in capital expenditures.
The following table sets forth general information derived from our statement of cash flows for the first nine months of 2021 and first nine months of 2020:

	Nine Months Ended
	October 3, 2021	September 27, 2020

	(in thousands)
Net cash (used in) provided by operating activities	$(37,241)	$91,669
Net cash used in investing activities	$(30,447)	$(65,716)
Net cash provided by (used in) financing activities	$68,710	$(12,151)
First Nine Months of 2021 Compared to First Nine Months of 2020
Cash and Cash Equivalents
At October 3, 2021 and January 3, 2021, we had $8.5 million and $7.4 million of cash and cash equivalents, respectively, including cash of $0.4 million and $0.9 million, respectively, held by a variable interest entity that we consolidate.
Operating Activities
Net cash used in operating activities was $37.2 million during the first nine months of 2021, a decrease of $128.9 million from $91.7 million of cash provided by operating activities during the first nine months of 2020. The decrease in cash provided by operating activities during the first nine months of 2021 was driven primarily by a change in our working capital accounts, specifically deferred revenue and accounts receivable. Deferred revenue decreased during the first nine months of 2021 as we recognized revenue from customers who funded our building expansion during 2020. Accounts receivable increased during the first nine months of 2021 due to the timing of cash collected from customers.
Investing Activities
Capital expenditures are a significant use of our capital resources. These investments are intended to enable revenue growth in new and expanding markets, help us meet product demand and increase our manufacturing efficiencies and capacity. During 2020, we had various contracts outstanding with third parties in connection with the construction of a building expansion project to increase manufacturing capacity at our Minnesota fab, a portion of which continues into 2021.
Net cash used in investing activities was $30.4 million during the first nine months of 2021, a decrease of $35.3 million from $65.7 million during the first nine months of 2020. The decrease in cash used during the first nine months of 2021 reflects decreased capital spending on property and equipment as we fully complete our foundry expansion project to increase manufacturing capacity at our Minnesota facility and decreased capital spending on software.
Financing Activities
Net cash provided by financing activities was $68.7 million during the first nine months of 2021, an increase of $80.9 million from net cash used in financing activities of $12.2 million during the first nine months of 2020. The increase in net cash provided by financing activities during the first nine months of 2021 was driven by the proceeds from the IPO. The increase was partially offset by net repayments on the Revolver of $30.3 million and cash paid for offering costs and distributions to our VIE.
Indebtedness
Off-balance sheet arrangements
As of October 3, 2021, we had no material off-balance sheet arrangements.
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
The Revolver includes a financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 on a rolling twelve-month basis. The fixed charge coverage ratio included in our revolving credit agreement is defined as (A) earnings before interest, taxes, depreciation and amortization, or EBITDA, less unfinanced capital expenditures, divided by (B) fixed charges, which are generally defined as cash interest and income taxes, scheduled principal payments on loans and contingent consideration arrangements, and restricted payments such as dividends. EBITDA, as defined, includes adjustments for such items as unusual gains or losses, equity-based compensation and management fees, as well as other adjustments. The Revolver also includes a financial covenant that requires us to maintain a leverage ratio of no greater than 3.5 to 1.0 on a rolling twelve-month basis measured quarterly. On January 2, 2022, the ratio decreases from 3.0 to 1.0 through the remainder of the agreement. The leverage ratio included in our revolving credit agreement is defined as our funded indebtedness as of the measurement date divided by our EBITDA for the twelve-month period as of the measurement date.

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
As of October 3, 2021, we were not in compliance with the leverage ratio related to the Revolver. On November 3, 2021, we entered into an amendment to the Revolver, effective as of October 1, 2021, to eliminate the requirement for us to comply with the leverage ratio financial covenant contained therein with respect to the fiscal quarters ending on or prior to July 2, 2023, so long as the remaining availability under the Revolver has equaled or exceeded $15 million. Under the Revolver, as amended, we were in full compliance with the Revolver covenant requirements as of October 3, 2021.
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

	Third Quarter Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(13,870)	$(1,654)	$(23,660)	$(8,319)
Interest expense	733	1,303	2,703	4,087
Income tax (benefit) expense	194	316	(4,468)	288
Depreciation and amortization	6,964	4,477	20,300	13,113
EBITDA	(5,979)	4,442	(5,125)	9,169
Paycheck Protection Program loan forgiveness	—	—	(6,453)	—
Corporate conversion and initial public offering related costs (1)	208	—	1,729	—
SkyWater Florida start-up costs (2)	434	—	938	—
Management transition expense (3)	—	—	435	—
Fair value changes in contingent consideration (4)	(1,670)	(200)	(2,556)	1,353
Equity-based compensation (5)	3,394	188	10,397	1,051
Fair value changes in warrants (6)	—	660	—	900
Management fees (7)	—	216	332	644
Net income attributable to non-controlling interests (8)	907	—	2,422	—
Adjusted EBITDA	$(2,706)	$5,306	$2,119	$13,117
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 3, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 3, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As disclosed in the section titled “Risk Factors” in our Prospectus, we previously identified material weaknesses in our internal control over financial reporting. As of October 3, 2021, we have material weaknesses in components of the COSO framework, including the control environment and risk assessment due to our limited accounting and finance resources, which resulted in inappropriate preparation, review and maintenance of documentation and information that is critical to the design and consistent execution and monitoring of internal controls. We did not sufficiently design, implement, and maintain control activities related to the recording of revenue to sufficiently capture and measure progress to complete performance obligations and recognize revenue as part of the monthly close process to support the accounting for certain contracts. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plan
To address our material weaknesses, we have hired and are in the process of hiring additional qualified accounting and finance personnel. Additionally, we are formalizing documentation of policies, procedures and controls and further evolving our accounting processes related the recognition of revenue. Additionally, we have engaged a third-party advisor to assess and test our internal controls.
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
Changes in Internal Control Over Financial Reporting
As part of our remediation plan discussed above, we hired additional resources and continued formalizing documentation of policies, procedures and controls and evaluating the implementation of new and existing controls during the quarter ended

October 3, 2021. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to implement the comprehensive remediation program to ensure that control deficiencies contributing to the material weakness are remediated and that our controls operate effectively.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our Prospectus. Other than as noted below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Prospectus.
The U.S. presidential executive order concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated by January 4, 2022. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons. The executive order will require all of our U.S.-based employees, contractors, and subcontractors to be vaccinated against COVID-19, unless a religious or medical exemption applies.
It is currently not possible to predict with certainty the impact the executive order will have on our workforce. As a U.S. Government contractor, we are requiring all U.S. based employees, contractors and subcontractors that service or support our U.S. Government contracts to be fully vaccinated by January 4, 2022. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Following the sale of the shares in connection with the April 23, 2021 closing of the IPO, the offering was terminated. We received aggregate net proceeds of $100.2 million, net of underwriting discounts and commissions of approximately $7.8 million and estimated offering expenses of approximately $4.1 million. None of such payments have been made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Since the closing of the IPO, we estimate that we have utilized approximately $45 million of our IPO proceeds to pay down our

Revolver, approximately $22 million of our IPO proceeds to fund capital expenditures, and approximately $21 million of our IPO proceeds to fund our operating activities. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 3, 2021, the Company and Wells Fargo Bank, National Association (“Wells Fargo”) entered into a Third Amendment to Amended and Restated Credit Agreement (the “Amendment”), effective as of October 1, 2021, to eliminate the requirement for the Company to comply with the leverage ratio financial covenant contained therein with respect to the fiscal quarters ending on or prior to July 2, 2023, so long as the remaining availability under the Revolver has equaled or exceeded $15 million. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of SkyWater Technology, Inc. (incorporated by reference)

3.2	Bylaws of SkyWater Technology, Inc. (incorporated by reference)

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2021, by and among Wells Fargo Bank, National Association, as administrative agent, SkyWater Technology, Inc. and SkyWater Technology Foundry, Inc.

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

SkyWater Technology, Inc.

Date: November 8, 2021	By:	/s/ Thomas Sonderman
Thomas Sonderman President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)