Form 10-K
period 2022-01-02
SkyWater Technology, Inc
filed 2022-03-10
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-40345
SkyWater Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1839853 (I.R.S. Employer Identification No.)

2401 East 86th Street, Bloomington, Minnesota (Address of registrant’s principal executive offices)	55425 (Zip Code)
Registrant’s telephone number, including area code: (952) 851-5200
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	SKYT	The Nasdaq Stock Market LLC
Securities registered under Section 12(g) of the Exchange Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock of the registrant held by non-affiliates as of July 2, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the Nasdaq Stock Market on such date of $26.58, was approximately $257.5 million.
On March 7, 2022, there were 39,904,690 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 2, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K.

SkyWater Technology, Inc.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including, without limitation, our expectations regarding our business, results of operations, financial condition and prospects, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “seek,” “potential,” “believe,” “will,” “could,” “should,” “would” and “project” or the negative thereof or variations thereon or similar words or expressions that convey the uncertainty of future events or outcomes are generally intended to identify forward-looking statements.
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
•the impact of the coronavirus 2019, or COVID-19, pandemic on our business, results of operations and financial condition and our customers, suppliers and workforce;
•the impact of the COVID-19 pandemic on the global economy;
•the level and timing of US government program funding;
•our ability to maintain compliance with certain U.S. government contracting requirements;
•regulatory developments in the United States and foreign countries;
•our ability to protect our intellectual property rights; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Moreover, our business, results of operations, financial condition and prospects may be affected by new risks that could emerge from time to time. In light of these risks, uncertainties and assumptions, the forward-looking events and outcomes discussed in this Annual Report on Form 10-K may not occur and our actual results could differ materially and adversely from those expressed or implied in our forward-looking statements. No forward-looking statement is a guarantee of future performance. You should not rely on forward-looking statements as predictions of future events or outcomes. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur.
The forward-looking statements in this Annual Report on Form 10-K represent our views only as of the date hereof. We anticipate that subsequent events and developments will cause our views to change. However, we undertake no obligation to update publicly any forward-looking statements to conform such statements to changes in our expectations or to our actual results, or for any other reason, except as required by law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date hereof.
SUMMARY OF OUR RISK FACTORS
The following is a summary of our risk factors. Please refer to the section entitled “Risk Factors” for more information.
•If our sole semiconductor foundry is damaged or becomes inoperable, we will be unable to develop or produce wafers in a timely manner, if at all, and our business would be materially adversely affected.
•Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.
•If we do not achieve satisfactory yields or quality, our reputation and customer relationships could be harmed.
•We have a limited operating history as a standalone company, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.

•Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand accurately, we may incur supply shortages or lose revenue.
•Vaccination or testing mandates could have a material adverse impact on our business and results of operations.
•A material decrease in demand for products that contain semiconductors may decrease the demand for our services and products, and a decrease in the selling prices of our customers’ products may significantly affect our business, financial results and financial position.
•Our industry has experienced rapid technological changes, and new technologies may prove difficult to commercialize or may not gain market acceptance by our customers, which may have a material adverse effect on demand for our products and service offerings.
•We have a finite amount of production capacity, and to the extent customer demand exceeds our capacity we may lose customers and potential revenues.
•A significant portion of our sales comes from two customers, the loss of which would adversely affect our financial results.
•We may not be able to successfully diversify our customer base and penetrate new markets which would negatively impact our growth strategy.
•Our expansion strategy carries inherent risks.
•We depend on successful parts and materials procurement for our foundry. Shortages and/or increases in the prices of these raw materials has interrupted and could continue to interrupt our operations and result in a decline in revenues.
•Our dependence on a limited number of third-party suppliers for key components and capital equipment used in our manufacturing process could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.
•The costs incurred by us to provide development services and manufacture our wafers may be higher than anticipated which could hurt our ability to earn a profit.
•A breach of our security systems or a cyber-attack that disrupts our operations or results in the breach of confidential information about us, our technology or our customers could harm our business and expose us to costly regulatory enforcement and other liability.
•We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our results of operations.
•Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully, and we may lose or be unable to gain market share.
•Existing or future customers could eventually transition their business to a competitor with a higher production capacity or lower-cost means of production.
•Planned efficiency and cost-savings initiatives could disrupt our operations or adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of such initiatives in the anticipated time frame or at all.
•If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline, and we may not successfully execute our internal growth strategies.
•We may face litigation in the future, including potential product liability claims.
•We are exposed to various possible claims and hazards relating to our business, and our insurance may not fully protect us.
•Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.
•We are exposed to risks associated with a potential financial crisis and weaker global economy.
•Our credit facility contains restrictive covenants that may impair our ability to conduct business.
•We may need to raise additional capital or financing to continue to execute and expand our business.
•Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize our high-margin wafers.
•Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense, which could adversely affect our results of operations.
•Our purchase orders often are cancellable until shortly before the start of production, and our lack of significant backlog makes it difficult for us to forecast our revenues and margins in future periods and may cause actual revenue and results to fall short of expectations.
•We may manufacture wafers based on forecasted demand, and if our forecasted demand exceeds actual demand, we may accumulate obsolete inventory, which may have a negative impact on our financial results.
•The effects of the COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
•Earthquakes, fires, power outages, floods, terrorist attacks, public health issues, such as COVID-19, and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, results of operations or financial condition.
•Our operating results may prove unpredictable which could negatively affect our profit.
•We will incur increased costs and expenses as a result of operating as a public company and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
•As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
•We are a party to several significant U.S. Government, or USG, contracts, which are subject to unique risks.
•Changes to U.S. Department of Defense, or DoD, business practices could have a material effect on the DoD’s procurement process and adversely impact our current programs and potential new awards.
•Our international sales and domestic operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect its operations.
•We depend on Intellectual Property, or IP, to succeed in our business, and any failure or inability to obtain, preserve, enforce, defend and protect our technologies or IP rights could harm our business and financial condition.

•We depend on intellectual property licensed from third parties to succeed in our business, and any failure or inability to obtain or preserve rights under third-party licenses could harm our business and financial condition.
•Our collaboration with others regarding the development of technologies and intellectual property may require that we restrict use of certain technologies and intellectual property and may result in disputes regarding ownership of or rights to use or enforce intellectual property rights, which could harm our business and financial condition.
•Claims by others that we infringe their proprietary rights could harm our business and financial condition.
•We use open source software and other technology, which could negatively affect our business and subject us to litigation or other actions.
•The price of our common stock has been volatile and may continue to fluctuate substantially.
•We do not intend to pay dividends in the future and any return on investment may be limited to the value of our common stock.
•We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.
•We have elected to take advantage of the controlled company exemption from certain corporate governance requirements, which could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
•A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
•We are an “emerging growth company” and our election to comply with the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
•Provisions in our certificate of incorporation and bylaws and in Delaware law could discourage takeover attempts even if our stockholders might benefit from a change in control of our company.
•Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or with our directors, our officers or our other employees.
EXPLANATORY NOTE
On April 14, 2021, CMI Acquisition, LLC, a Delaware limited liability company, converted into SkyWater Technology, Inc., a Delaware corporation, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Conversion and Initial Public Offering.” We refer to this transaction herein as the “corporate conversion.” As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “SkyWater,” “we,” “us,” or “our” refer to CMI Acquisition, LLC, a Delaware limited liability company, and its subsidiaries for periods ending immediately before the completion of our corporate conversion and to SkyWater Technology, Inc., a Delaware corporation, and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. In the corporate conversion, 18,000,000 Class B preferred units of CMI Acquisition, LLC converted into 27,995,400 shares of common stock of SkyWater Technology, Inc. using an approximate one-to-1.56 conversion ratio and 2,105,936 common units of CMI Acquisition, LLC converted into 3,060,343 shares of common stock of SkyWater Technology, Inc. using an approximate one-to-1.45 conversion ratio.

PART I

ITEM 1.    BUSINESS

Overview
We are a U.S. investor-owned, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. In our technology as a service model, we leverage a strong foundation of proprietary technology to co-develop process technology IP with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, our status as a publicly-traded, U.S.-based, U.S. investor-owned pure-play technology foundry with Defense Microelectronics Activity, or DMEA, Category 1A accreditation from the DoD is expected to position us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and easy access to a U.S. domestic supply chain. In September 2019, we entered into a contract with the DoD to receive up to $170 million to expand and upgrade our manufacturing capabilities, specifically to build next-generation rad-hard wafer solutions for the aerospace and defense sector which will have significant benefits for other commercial markets. Our fab expansion supporting this project began operations in October 2020. In January 2021, we entered into an agreement with Osceola County, Florida to take over operation of the Center for NeoVation facility in Kissimmee, Florida to accelerate pure-play advanced packaging services for differentiated technologies.
We primarily focus on serving diversified, high-growth, end users in numerous vertical markets, including (1) advanced computation, (2) aerospace and defense, or A&D, (3) automotive and transportation, (4) bio-health, (5) consumer and (6) industrial/internet of things, or IoT. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our Advanced Technology Services, we specialize in co-creating with our customers advanced solutions that directly serve our end markets, such as superconducting ICs for quantum computing, integrated photonics, carbon nanotube technologies, or CNTs, microelectromechanical systems, or MEMS, technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our Advanced Technology Services and Wafer Services customers include Infineon, D-Wave, L3Harris, Leonardo DRS, MGI, Rockley Photonics and Steifpower.
Before we began independent operations, our Minnesota fab was owned and operated by Cypress Semiconductor Corporation, or Cypress, as a captive manufacturing facility for 20 years. We have leveraged the Cypress system, manufacturing technology and process development capabilities to advance our product offerings. We became an independent company in March 2017 when we were acquired by Oxbow Industries, LLC, or Oxbow, as part of a divestiture from Cypress. Our multi-year foundry services agreement with Cypress, which ended in June 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base transferred by Cypress. Cypress was acquired in April 2020 by Infineon Technologies AG, or Infineon.
Before the closing of our initial public offering, or IPO, we converted into a Delaware corporation and changed our name to SkyWater Technology, Inc. On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock. Shares of our common stock began trading on the Nasdaq Stock Market on April 21, 2021 under the symbol “SKYT”.
Our Industry
Microelectronics are the enabling technology of the information age and have served as a conduit for the growth of the electronics industry over the past sixty years. Semiconductors make solid state electronics possible and are vital inputs for products such as computers, communications equipment, consumer products, industrial automation and control systems, military equipment, automobiles, medical equipment and increasingly a broad array of internet- enabled products and devices. As electronics have become more sophisticated and integrated, meeting the demand for semiconductors used in these products has required advances in semiconductor design and manufacturing.
Semiconductor devices are historically classified as either digital or analog based on the type of signals they process. Digital semiconductor devices process discrete, binary (“on-off” or “1-0”) electrical signals that are used for computational or data processing functions and that have driven many of the advances in computing and communication in recent years. By contrast, analog devices condition and regulate “real-world” functions such as temperature, pressure, speed, sound and electrical current. An increasing interest and focus on enabling electronics systems to interact with people has propelled analog processing, a trend which we believe will continue in the future.
To process inputs from analog sensors, digital processing is required to convert these signals into meaningful information. The demand for processing of these analog signals has led to the creation of a semiconductor category known as “mixed-signal,” which processes both analog signals and digital logic. These mixed-signal semiconductors are developed to support the rapidly expanding applications across markets through the emergence of IoT.

Analog and mixed-signal microelectronics as well as derivative and adjacent technologies, such as rad-hard, discrete power devices, superconducting, photonics, MEMS and carbon nanotubes, require higher levels of customizable functionality and performance than digital devices do. Since these analog and mixed-signal devices are produced in lower volumes than digital devices, traditional digital high-volume foundries have been generally unwilling to commit engineering resources to the processes and technologies necessary to innovate beyond their standard process offerings. This has resulted in significant unmet need at a time when demand for these specialty ICs continues to grow due to demand from the A&D, automotive and transportation, advanced computation, bio-health, consumer and industrial/IoT applications.
Rad-hard electronics enable electronic devices to be resistant to malfunctions caused by electromagnetic or particle radiation. Traditional semiconductor circuit structures are at a higher risk of damage from radiation, especially in high-radiation environments, such as space, nuclear use cases, weapon systems and high-altitude aircrafts. To modify these circuits to withstand the effects of radiation, manufacturers use extensive development and testing to create circuits that reduce the impact from electromagnetic radiation. As a result, rad-hard ICs are more expensive than traditional ICs. Consequently, most purchasers of rad-hard ICs are well-funded military and scientific organizations or produce products in high-value markets such as medical devices.
Historically, most semiconductor companies were vertically integrated. They performed all major functions including design, manufacturing, test and assembly, and sales and marketing. These types of semiconductor companies are called integrated device manufacturers, or IDMs.
As the complexity of semiconductor designs has increased over the last several decades, semiconductors have become increasingly challenging to manufacture, requiring both sophisticated manufacturing expertise and exponential increases in fab investments. These requirements have led to the creation of the foundry business model, where the cost of a fab is spread across multiple customers. These economics have driven IDMs to outsource production to foundries and divest their fabs. The industry has therefore matured, consolidated, specialized and evolved to include the following main supplier categories:
•IDMs. Vertically integrated for all major functions including design, manufacturing, test and assembly and sales and marketing. Some of these IDMs also provide foundry services to third parties.
•Fabless Semiconductor Companies. Fabless companies primarily focus on designing semiconductors and outsource the manufacturing of their proprietary design to third-party semiconductor foundries or IDMs using their standard manufacturing process technologies.
•Pure-play Foundries. Pure-play foundries, such as ours, focus exclusively on providing semiconductor manufacturing based on processes and technologies that are developed for other semiconductor companies to utilize for their respective products. Such foundries neither offer nor design their own semiconductor products.
•Packaging Outsourced Assembly and Tests, or OSATs. Also known as Outsourced Assembly and Testers, these companies work in the supply chain downstream of the groups mentioned above, and provide packaging, assembly and testing services. The same trend driving the creation of the fabless semiconductor and pure-play foundry categories described above has indirectly led to the rise of these service providers.
Our Business
We offer a unique pure-play technology foundry model that enables our customers through Technology-as-a-Service, or TaaS (see following figure), providing innovation as a service through Advanced Technology Services and 200 mm volume wafer manufacturing capabilities through Wafer Services. By having both services in one operation, we believe we are well-positioned to take advantage of the market opportunity in our end-market industries, build key market relationships as technology develops, and produce those technologies at scale as adoption expands. One advantage of our combined offering is our ability to develop a technology inside a production environment that stabilizes the production line with extensive controls managed by the operations and maintenance teams. These tools and process technology are exercised by the baseline production business, which enables quick cycles of learning and reproducible results. Furthermore, once a technology is developed inside this production environment, the ramp to commercial production is expeditious as it is unimpeded by the transfer to an outside production facility that typically follows development inside a prototyping facility. Our combined business model also takes advantage of amortizing costs of the production facility across the production business, which allows us to have access to production-grade tooling and systems without significant capital and operating costs.

Advanced Technology Services
We deliver Advanced Technology Services to co-create advanced technologies with our customers by providing engineering and process development support. Our programs focus on the next wave of microelectronics technologies, including carbon nanotube transistors, infrared imaging, superconductors, integrated photonics and 3D integration. These technologies are brought online inside a production environment that reduces the process development timeline needed to manufacture at production level scale and yield quality. This gives our customers a significant time-to-market advantage by avoiding a process transfer to another site for manufacturing, as well as stabilizing the new technology on the same tooling as will be used in manufacturing.
We have established an IP and service model that is specifically architected to enable a high degree of collaboration with innovators to facilitate a strong connection between device and process technologists. We foster collaboration by offering a diverse range of enablement services that allow us to engage across many technology platforms and with a spectrum of technology maturity levels.
Wafer Services
We offer semiconductor manufacturing services for a wide variety of silicon-based analog and mixed-signal, power discrete, MEMS and rad-hard ICs. It is our opinion that our focus on the differentiated analog and mixed-signal and complementary metal-oxide-semiconductor, or CMOS, space supports long product life-cycles and requirements that value performance over cost efficiencies. Our Bloomington, Minnesota-based fab can produce up to 156,000 wafers per year (depending on the product mix) and has at least 517 well-maintained fab and sort tools, enabling high volume production for highly customized products. Our utilization rate for the year ended January 2, 2022 was approximately 87%. We also have strong design enablement capabilities that provide customers with the ability to leverage our IP portfolio. We target customers that are underserved by larger foundries and are looking for a foundry partner that can offer the process customization or operational services and flexibility that they need but do not have the buying power to negotiate elsewhere.
In our Wafer Services category for mixed-signal technologies, the base design IP portfolio for S130 technologies originating from Cypress was licensed via a technology license agreement in 2017. As our technology platforms evolve, we are making investments in process design kit, or PDK, development with industry partners and expanding partnership with critical electronic design automation suppliers alongside emerging relationships with design service and IP suppliers to create and maintain the IP required over the next several years to enable continued customer success.
Further technology and design enablement specialization and differentiation will be aligned with emerging business domains. Examples include industrialization of CNT 3-dimensional system on a chip, or 3D-SoCs, resistive random-access memories, or RAM, and power components integrated into the base S130 and S90 platforms. The enablement for custom technologies is aligned with customers using a variety of models. These in turn can support emerging applications across the medical, automotive and standard foundry markets.
Our model depicted in the figure below employs this multi-faceted design enablement ecosystem and our combination of Advanced Technology Services and Wafer Services enables engagement with a wider range of technologies and commercial readiness. During this highly collaborative framework, a strong relationship is built between process and design teams, and significant IP is generated in both of those categories. This is an important defining characteristic of our pure-play technology foundry model.

Our Competitive Strengths
We believe we are a leader in technology innovation services, and believe that we have significant points of differentiation that will enable us to continue to succeed in the pure-play technology foundry industry. Our core strengths include the following:
•Our status as a publicly-traded, U.S.-based, U.S. investor-owned pure-play technology foundry partner with DMEA Category 1A accreditation from the DoD. Our status as a publicly-traded U.S.-based and U.S. investor-owned pure-play technology foundry with DMEA accreditation provides us with a strong position to service the aerospace and defense market. Our current and potential aerospace and defense customers are required to comply with a range of information security protocols for protecting sensitive device intellectual property with national security implications. The DoD established the Trusted Foundry Program in 2007 to provide secure access to leading-edge semiconductor technology and to ensure a trusted microelectronics supply chain for sensitive government programs with national security interests. As of January 2, 2022, there were 81 suppliers designated as “Trusted” under this program by the USG. Of those suppliers, we are one of only sixteen companies that have DMEA Category 1A Trusted Foundry accreditation through the DoD. In addition, there are other end markets, such as automotive and medical, that value working with a supplier operating within the United States, which offers a high level of protection for IP rights, or that value the convenience and branding advantage of services and products made in the United States.
•Unique IP model that offers customers an end-to-end solution for microelectronics and next-wave technology needs. We believe our pure-play technology foundry model combines the integrated process technology development services and manufacturing capability and expertise needed to address the high levels of customization specified by our customers. By combining our development lab capabilities in an advanced volume production fab, we are able to leverage our Advanced Technology Services to accelerate our customers’ time-to-market. We work alongside our customers to co-create customized ICs to meet or exceed stringent semiconductor requirements. By providing a full-scale semiconductor technology and manufacturing ecosystem, with substantial process flow integration and customized solutions, we are able to continually attract and retain customers.
•Accelerated time-to-market advantage for our customers. Our integration of development and manufacturing into a single ecosystem enables our customers’ products to be designed for manufacturing robustness without sacrificing the unique customization needed for differentiation. In addition, our wafer fab offers rapid prototyping and validation and accommodates small lot manufacturing, making our facility an optimal size for providing a complete solution for our customers and allowing them the opportunity to access the market more quickly than with other semiconductor foundries.
•A seasoned engineering team that leverages our extensive IP portfolio to support the development of emerging technologies in a fully integrated lab-to-fab environment. Our team of over 100 engineers employs intellectual property created over decades, and our fab is specially geared toward managing the complexity of developing emerging technologies alongside manufacturing with world-class excellence. Through direct collaboration with our customers, our team of engineers can leverage existing wafer process technology and process flow options to create custom fabrication processes that best serve our customers’ needs for high-performance analog and mixed-signal ICs. We also specialize in developing advanced processes for emerging technologies such as silicon photonics, superconducting and quantum computing, CMOS image sensing and DNA sequencing, among others. Our Advanced Technology Services provide us with a competitive advantage by offering significant technical expertise and customized engineering practices required for the creation and delivery of scalable specialty applications. The technological capabilities of our foundry shorten design cycles to create an expedited path for our customers’ products to reach the market.
•Optimized manufacturing environment for highly-engineered projects. Customers in our end markets value high performance and are willing to pay a premium for the Advanced Technology Services needed for the development of specialized products. Many of our customers are focused on high-margin specialty applications, which typically involve a smaller volume of production. We believe such customers are underserved by our competitors, which primarily focus on higher-volume opportunities. Our high-mix foundry automation and manufacturing systems are geared to handle high levels of customization, making smaller volume projects more economical than for competitive fabs. Our right-sized fab provides opportunities for us to leverage our manufacturing scale and expertise for customized processes and to realize higher margins for the significant engineering effort required by these complicated projects.
•Expertise in highly customized projects in a low-volume research and development environment. We specialize in, and have the equipment and process expertise necessary to deliver, effective and cost-efficient solutions while co-creating next-generation technology with our customers. We couple our Advanced Technology Services with existing PDKs that leverage proven intellectual property acquired in our divestiture from Cypress to allow our customers to co-create tailored product offerings. Our technical experience enables us to either modify existing processes or develop new, innovative solutions that are tailored to our customers’ needs. The ability of our competitors to engage in highly customized process development activities within their large-scale manufacturing operations is not feasible without the significant IP and capital expenditures required to retrofit the larger operations for the high-mix and logistically complex requirements of the technology foundry model. Our 200 mm manufacturing lines deliver a degree of agility that allows us to efficiently customize projects without significant lead-times or capital investment, and provides us with the ability to complete rapid prototyping that can quickly translate to volume production. With substantial experience in complex high-mix, mid-market manufacturing, we have consistently demonstrated our ability through deployment of our Advanced Technology Services to excel in customer programs that require specialty knowledge and expertise.
Our Growth Strategy
We intend to become a prominent U.S.-based pure-play technology foundry by leveraging our core competencies in specialty process development and advanced manufacturing, while expanding our customer base and presence in high-margin end markets. To achieve this goal, we intend to pursue the following key strategies:
•Diversify our customer base, grow our presence in existing markets, and expand into new end markets. Our Trusted Foundry designation, various industry accreditations and broad range of capabilities and services have established our presence in high-growth specialty applications. We have reduced our revenue concentration from Cypress to approximately 25% of our revenues for the year ended January 2, 2022 from approximately 100% of our revenues from the period of acquisition to July 1, 2017. We intend to continue to build upon our success in the advanced computation, A&D, automotive and transportation, bio-health, consumer and industrial/IoT markets while expanding into new markets over time. Our technology foundry services, coupled with our Trusted Foundry designation and various industry accreditations, offer unique value to our customers that we plan to leverage as we expand our presence across both current and new end markets.
•Leverage our Trusted Foundry status and find USG investments to add to our capabilities and expand our markets. We are one of only sixteen companies that have DMEA Category 1A Trusted Foundry accreditation through the DoD. We believe most foundries are not positioned to partner with the USG because of the Trusted Foundry’s security requirements, stringent government contract provisions and small lot manufacturing typical of government contracts. We have extensive experience working with highly-sensitive government projects that enable new capabilities and subsequently re-applying those capabilities to expand our market, such as the atomic layer deposition tool which was later used for other USG-funded programs and prototyping on typical engagements. In 2018, the Defense Advanced Research Projects Agency, or DARPA, awarded the largest contract in the agency’s Electronics Resurgence Initiative, or ERI, program to a team consisting of SkyWater, MIT and Stanford University, for the 3DSoC program. We will continue to evaluate these government opportunities as the USG invests to regain global technology leadership in the semiconductor industry by optimizing and securing its IC manufacturing supply chain.
•Expand in the microelectronics value chain and champion U.S.-based pure-play advanced packaging foundry services. As our industry evolves, we believe 2.5D, 3D, and System-in-Package, or SiP, advanced packaging concepts will be adopted broadly and our domestic offering for development and manufacturing of solutions in this space will be in high demand. Furthermore, our strategy is to make these services available not only to our customers developing highly differentiated and disruptive front-end technologies but also to advanced packaging services that may source chips from other foundries and seek our support for onshore heterogeneous integration solutions. In addition, as interest grows within the federal government to enhance domestic infrastructure in this area, we believe we are well-positioned to lead efforts to position the U.S. as a leader in advanced packaging technology.
•Expand in the rad-hard market. There are increasing uses for various radiation-hardened applications across multiple industries. In September 2019, we received a DoD contract for up to $170 million to build a next-generation rad-hard chip manufacturing capability. We believe our fab’s lower capital requirements will provide an attractive opportunity for future projects of this nature.

•Co-develop next-generation technologies with our customers, and grow our Advanced Technology Services. We intend to continue to engage in advanced development opportunities and leverage technologies developed to broaden our portfolio of semiconductor solutions. Access to our engineering team, production-grade technology and equipment, verified IP and trade secrets developed over several decades enable us to provide highly differentiated and customized process development and Advanced Technology Services. We believe that investing in these capabilities will enable us to maintain our market leadership and attract customers that require lower volumes and intricate engineering specifications.
•Invest in design block IP development and enable third-party creation of IP. The foundation of a PDK-driven foundry offering for wafer services is a comprehensive library of silicon-proven, well-characterized design IP blocks. We will continue to invest in IP blocks organically, through targeted external investments, by encouraging IP design companies to offer their blocks for use with customer-paid royalties.
•Expand our capabilities through cost-effective capital management, including seeking M&A opportunities to drive growth. We will continue to invest in additional manufacturing capacity and evaluate growth opportunities through acquisitions of other businesses and operations, including, with respect to (1) other foundries, (2) larger foundries looking to divest existing low-volume programs, (3) low-cost manufacturing capacity that increases our scale, and (4) adjacent markets such as advanced packaging, or AP, and bond/assembly/test, or BAT. We also may expand our current facility or convert existing spaces into clean rooms to add to our contaminant-free manufacturing environment. We believe acquiring low-cost U.S.-based facilities will expand our scale and customer base while maintaining our domestic competitive advantage without disrupting current operations.
Our Customers
We serve a diverse array of customers, ranging from designers producing near-commodity volume chips to those requiring highly-specialized, next-wave technology solutions. Cypress accounted for 25% and 29% of our revenue for the years ended January 2, 2022 and January 3, 2021, respectively. One customer, other than Cypress, represented 24% of our revenue for the year ended January 2, 2022 and two customers, other than Cypress, represented 16% and 14% of our revenue for the year ended January 3, 2021.

Our Platform Technologies
We deliver our Advanced Technology Services and Wafer Services through a wide range of proprietary platform process technologies that are targeted to multiple markets. The table below summarizes the platform technologies and the corresponding target markets.

Analog and Mixed-Signal Based Technologies
Our S90 (90 nm gate), S130 (130 nm gate) and CMOS process flows (greater than 130 nm) are the foundation of our business. These process flows have collectively produced a multitude of devices at our fab for products across a range of applications including IoT, memory, automotive, consumer wearables, and vision systems. Our process technology enables application specific integrated circuit, or ASIC, designers to produce a wide range of system-on-chip devices, or SoCs, with embedded memory. Further, we possess unique IP technology acquired from Cypress, which is anticipated to drive additional demand with IoT customers. With the deployment of 5G networks, we expect an increase in IoT devices leveraging 5G for smart sensors and connectivity applications with low power device capabilities. We offer a set of solutions for these applications with an ideal mix of digital and analog performance and a mature field of portable IP.

Rad-Hard CMOS
Our rad-hard technology is used extensively in microelectronics and mission-critical applications across aerospace & defense and bio-health end markets. We have a long legacy of supporting rad-hard CMOS. In 2019, we were awarded rad-hard program by the DoD of up to $170 million to fund a facility expansion to house and develop a new 90 nm radiation hardened by process (RHBP) mixed-signal CMOS process that will be qualified for production in early 2022. This new process technology, which is forecasted to double the performance of devices, is expected to become the most advanced strategic RHBP foundry in the United States. Furthermore, this S90RH platform uses the already- proven 90 nm fully depleted silicon-on insulator, or FDSOI, frontend process licensed from MIT-Lincoln Laboratory, where the FDSOI architecture provides improved radiation tolerance, higher transistor speed, and lower power operation. This contract also includes an option for the DoD to fund enhancements and extensions to this technology.

Discrete Power Devices
We believe our fab capabilities are well-suited for high-volume manufacturing of various discrete switching devices used in power management applications including metal–oxide–semiconductor field-effect transistor, or MOSFETS, insulated-gate bipolar transistors, or IGBTs, transient-voltage-suppression, or TVS, diodes and comparable topologies. These technologies are in high demand and growing as semiconductor content grows across product categories. These less-complex devices typically require fewer mask layers than full CMOS IC flows and thus afford us the ability to produce these and other low mask count devices structures in relatively high volumes. This product category has seen continued innovation and investment in device performance and process integration, and is ideally aligned with our Advanced Technology Services which are often needed for new devices architectures. We have licensing agreements and partnerships with fabless design companies that utilize our fab to manufacture a wide variety of discrete power devices for the general market, along with one partnership to offer radiation-hardened discrete power devices.

Advanced Packaging & Silicon Interposers
While transistor scaling is slowing and the industry at large considers new avenues for improving system performance while defraying costs, advanced semiconductor packaging is providing a solution for end markets such as computing, communications and aerospace & defense. This has created a large market opportunity which we believe we are well-positioned to address through our proprietary IP. Our silicon interposer process has a variety of advantages over traditional printed circuit board implementations including improved size, speed, power, thermal matching and excellent reliability, among others.
Our foundational mixed-signal CMOS platforms and developing copper interconnect capability align well with various requirements for passive and active solutions. Our approach confers cost, yield and IP reuse benefits that combine with recent advances in interposer interconnect standards that lower the cost and improve the speed of interconnected signals routed through the interposer as well as increase the level of security. The recent addition of our Florida facility adds unique interposer technology licensed from imec and will also accelerate our roadmaps for other key technologies in this category including hybrid bonding, fan-out wafer level packaging (FOWLP) and assembly/test. In October 2021, we announced a license and transfer agreement with Deca Technologies to establish our Florida site as the onshore source for Deca’s second generation M-SeriesTM FOWLP technology.
Heterogenous integration technologies are gaining traction in the advanced computing field to combine chips produced with different process technologies in order to achieve improved performance at the system level with attractive economics. This methodology requires integration of disparate devices using various wafer level and 2.5D and 3D integration and packaging concepts, which in turn requires new manufacturing flows and corresponding business offerings.
Superconducting
Since our initial partnership with D-Wave in 2013, we have been a leading superconducting process flow developer. We have expanded our customer base in this market to include eight companies as they develop their own proprietary superconducting technologies for both quantum computing Qubits and supercomputing applications. For example, in order to address non-traditional architectures required by quantum computing, D-Wave’s device team co-created superconducting qubits based on new materials, new devices and new architecture in order to develop efficiently, enable manufacturing and maintain confidence that their IP remains highly-competitive. D-Wave is now a leader in quantum computing hardware and cloud services and formed a partnership with Amazon Web Services in 2020 for cloud quantum computing services. We also support customers developing superconducting microelectronics for non-quantum devices for supercomputing applications where the use of zero-resistance architectures can significantly reduce the staggering amount of energy consumption used by today’s supercomputers and data centers.

3DSoC & Carbon Nanotube Transistors
In 2018, DARPA awarded the largest contract in the agency’s ERI program to a team consisting of us, MIT and Stanford University, for the 3DSoC program. The ERI funding program is focused on restoring U.S. leadership in semiconductor manufacturing technologies.
The 3DSoC initiative is focused on transitioning technology concepts demonstrated at MIT into a commercial foundry environment at SkyWater and create a multilayer stackup of logic and memory that is interconnected with fine-pitch vias that are only possible with monolithic fabrication. This combination of technologies, which tightly integrates memory with digital logic, is predicted to overcome the performance “memory wall” which is currently slowing device performance gains. The technology has disruptive potential due to facilitating leading-edge computing performance at a fraction of leading-edge costs, along with improved power and performance.
With the improved power and performance made possible through the 3DSoC program, we have the capability to apply this technology in areas such as computing, IoT and aerospace & defense.
Silicon Photonics
Optical data transmissions are pushing further into our digital infrastructure, including in data center interconnect data transmission and also within-chip data process domains to increase computation throughput.
We co-create unique solutions for customers in a range of applications, including high-speed data links, such as 100G, and 400G, light detection and ranging, or LiDAR, phased-array photonics, and photon-based quantum computing. Today, we focus on serving photonics with fabrication of low-loss waveguides with integrated detectors, optical modulators, grating couplers, phase modulators, and passive alignment fiber couplers. With the recent addition of a deep trench etching capability, we can serve a larger range of photonics capabilities in our facility. In addition, we see further potential for integration of active photonics light source elements, along with integration of these architectures with our foundational CMOS technologies to unlock inherent performance gains and lower overall system cost structure with this integration.
MEMS
We have supported MEMS fabrication since 2013 for microfluidic applications for DNA sequencing applications and have co-developed a process flow for a highly sensitive infrared imager. The infrared imager was so well-received that many subsequent USG-funded and customer-funded enhancements have pushed the performance of infrared imaging performance to its limits. Earlier in 2020, we added deep-trench etching capability which enables us to serve a variety of MEMS customers. This expansion yields new opportunities for revenue growth by allowing us to address a new market.

Manufacturing
Process Technologies. In our Minnesota facility’s 200 mm fab, process flow for a number of different node dimensions is offered ranging from 90 nm—350 nm. Given that high performance analog and mixed-signal applications do not typically benefit from the advanced node dimensions, we believe we are well-positioned to service IoT markets with high-performance analog and mixed-signal solutions on 90 nm and 130 nm process flows. We are under contract with the DoD to stand up 65 nm once the 90 nm project is qualified.
Operational Capabilities. Managing the technology foundry’s signature high-mix manufacturing operation requires special competencies with respect to the manner by which the volume production activities flow through the fab, while experimental and development efforts are interspaced on the same equipment sets. This capability has been developed within our organization over decades as the site was previously the center for Cypress process development and volume manufacturing. A unique operational model also has been developed for fab asset-tracking and equipment ownership to ensure efficient operations despite, at times, competing interests within the fab. Our fab’s throughput capacity is up to 156,000 wafers per year (device mix dependent).
Equipment. Front-end semiconductor foundry wafer manufacturing services utilize unique combinations of film process steps including photolithography, film deposition, etching and ion implantation. We maintain the equipment sets to support these processing steps and maintain a skilled internal staff to service and repair equipment to enable the 24/7 manufacturing operation. Onsite capabilities also exist for wafer testing which support our quality programs and customer required acceptance testing. As described above, government and customer programs are adding a wide variety of capabilities.
Raw materials. As a manufacturer of high precision products, we maintain critical supplier relationships to ensure high quality starting materials are available to be used in our processing activities. These raw materials include silicon wafers, high-purity compressed gases, high-purity metals for film deposition processes, high-purity acid, base, and cleaning solutions for various wet processing steps, and semiconductor grade photoresist and developer for photolithography. Our principal suppliers for these materials are:
•GlobalWafers Singapore Pte. Ltd. (silicon wafers)
•SEH America, subsidiary of Shin-Etsu Handotai, Ltd. (silicon wafers)
•Honeywell Electronic Materials, Inc. (metal sputter targets)
•Air Products & Chemicals, Inc. (bulk and specialty gases, chemicals)
•Praxair, Inc. (bulk and specialty gases)
•KMG Chemicals, Inc. (chemicals)
•The Dow Chemical Company (photoresist)
•JSR Corporation (photoresist)
•Tokyo Ohka Kogyo America, Inc. (photoresist)
•Air Products & Chemicals, Inc., Moses Lake (developer)
Certifications. We maintain several quality certifications, including industry-specific certifications required to supply products into safety-sensitive applications. These certifications require extensive information system handling audits to verify business processes ensuring best practices are followed to enable devices to be manufactured at low defect levels and with traceability to ensure individual die can be traced from foundry manufacturing process steps through their life in their real-life use cases. Our current certifications include the following:

•ISO 9001:2015
•IATF 16949:2016 (Automotive)
•ISO 14001:2015
•RoHS Directive 2011/2015
•ISO 13485 (Medical)—pending

Our Competition
We compete internationally and domestically with dedicated foundry service providers as well as with these IDMs which have in-house semiconductor manufacturing capacity or foundry operations. Many of our competitors in the conventional foundry or IDM categories have substantial production, financial, research and development and marketing resources. These competitors include the “mega” foundries such as Taiwan Semiconductor Manufacturing Company Limited, United Microelectronics Corporation and Intel Corporation, as well as specialty foundries such as Vanguard International Semiconductor Corporation, Tower Semiconductor Ltd. and XFAB Silicon Foundries SE.
In the aerospace and design foundry market, our competition includes fabs which partner exclusively with major U.S. defense contractors. While these fabs will continue to serve the critical, but often boutique, needs of the USG, we expect the USG and defense community to gradually shift to more economical routes to serve their mission. Other competition in this market includes U.S.-based commercial IDMs and foundries, such as ON Semiconductor Corporation, Tower Semiconductor Manufacturing Company and Global Foundries Inc. Other competitors for technology services include prototype fabs/labs such as MIT Lincoln Labs.
Our Advanced Technology Services category is highly distinguished, and we do not believe there is a directly competitive offering in the market today. There are alternative solutions for concept demonstration and feasibility work with vastly contrasting value propositions that include university, government or corporate laboratories. These options lack manufacturing expertise and scale to take customers to market and do not have the same position to support design for manufacturability from an early point in the development cycle as their facilities do not support quality focused manufacturing. In contrast, our TaaS model accelerates new technologies to market by streamlining the development and scaleup activities for our customers.
The principal elements of competition in the semiconductor wafer foundry industry include: technical competence; production speed and cycle time; time-to-market; research and development quality; available capacity; fab and manufacturing yields; customer service; price; management expertise; and strategic relationships.
We believe that our custom end-to-end non-recurring engineering, manufacturing, scalable production, U.S. location and the flexibility built into our core process positions us as a “right sized” fab for diverse projects of all sizes and is a key differentiator within the market.
Our ability to compete successfully also depends on factors outside of our direct control, including industry and general economic trends. Any significant increase in competition may erode our profit margins, weaken earnings or increase losses. If we cannot compete successfully in our industry, our business and results of operations could be harmed.

Sales and Marketing
Sales. Our sales processes are driven by the typical electronic system design cycle and follow standard project phases including scoping, prototyping, evaluation and qualification, and production. Variations of this cycle are common as unique customer purchasing cycles exist in different engagements across government programs and public versus private company customer types. The multi-phase purchase process results in sales cycles ranging from several months to more than a year from initial contact to volume production. In addition, for Advanced Technology Services sales engagements of next-wave technologies, close relationships are built while serving our unique Advanced Technology Services due to close collaboration between technical teams as well as business leaders in order to monitor progress and drive engagements forward. Customer relationships are important due to the long sales cycles. Our sales staff members possess significant technical competence and well-developed interpersonal skills to win and maintain customer relationships. This differentiates our front-end business organization from conventional foundries. Our highly technical staff members serve in customer-facing roles early and often in engagements in order to communicate the value of these services during a customer’s decision process.
In order to increase geographic access to customers, the sales organization leverages an outside network of sales representatives to give us access to potential customers in key markets. These sales representatives provide us coverage in the continental United States, where our corporate value proposition gives us the greatest competitive advantage. Plans are currently developing to increase our presence in Europe for differentiated CMOS solutions and unique next-wave process technologies. Next-wave technology offering representation in Asia is also being considered.
Marketing. Our marketing efforts are focused on increasing industry awareness of our corporate value proposition and our product offerings, customer engagement and ultimately converting need into demand that can be captured by the sales team. In support of these objectives, we are focused on investing in operational capabilities to help us define markets for our offerings guided by a marketing funnel that measures our marketing performance and return on investment as customers progress through stages of awareness, interest, consideration, intent, evaluation and eventually, purchase. These efforts benefit customers by helping them in pre-purchase stages to understand our offering and how it may benefit their objectives and serves to indicate to us the state of interest of various customers so that we can engage sales resources with them as their plans evolve. In addition, the nature of our business-to-business relationships provides for a unique customer purchase process in which numerous stakeholders participate. These stakeholders usually represent various parts of the customer’s business and engage with different parts of our organization. This means that building a strong brand reputation, which is consistent across all types of the customer experience, is important and presents the opportunity to differentiate our organization from our competition as we efficiently and consistently meet various customer needs across all engagement types.

Intellectual Property and Research and Development
We rely on a combination of copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual provisions, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
In addition, we seek to protect our intellectual property rights by requiring our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications, technology, and other industries in which we operate may own large numbers of patents, copyrights, trade secrets and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In the future, we may also face allegations that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties.
We have also made significant investments in research and development for our platform. Our research and development activities seek to upgrade and improve our manufacturing technologies and processes. A substantial portion of our research and development activities are undertaken in cooperation with our customers and equipment vendors. Due to the rapid changes in technology that characterize the semiconductor industry, effective research and development is essential to our success. We plan to continue to invest significantly in research and development activities in order to develop advanced process technologies for new applications. Our research and development expenses were approximately $8.7 million and $4.2 million for the years ended January 2, 2022 and January 3, 2021, respectively.

Environmental, Safety and Quality Matters
We use, generate and discharge hazardous chemicals and waste in our research and development and manufacturing activities. United States federal, state and local regulations, in addition to those of other foreign countries in which we operate, impose various environmental rules and obligations, which are becoming increasingly stringent over time, intended to protect the environment and in particular to regulate the management and disposal of hazardous substances. As a result, our facilities are ISO 14001 certified, an international standard that provides management guidance on how to achieve an effective environmental management system.
We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive) and similar legislation in California. Other laws impose liability on owners and operators of real property for any contamination of the property even if they did not cause or know of the contamination. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that environmental regulations will not impose expensive obligations on us in the future, or otherwise result in the incurrence of liabilities such as the following:
•a requirement to increase capital or other costs to comply with such regulations or to restrict discharges;
•liabilities to our employees and/or third parties; and
•business interruptions as a consequence of permit suspensions or revocations, or as a consequence of the granting of injunctions requested by governmental agencies or private parties.
We have placed significant emphasis on achieving and maintaining a high standard of manufacturing quality. Our facilities are ISO 9001 certified, an international quality standard that provides guidance to achieve an effective quality management system. In addition, our facilities are TS16949 certified. As previously discussed, our facilities also have been accredited as a Category 1A Trusted Fab for fabrication, design and testing of DoD Trusted Microelectronics.
Our facilities are currently pursuing OHSAS 18001 certification, which recognizes compliance with international occupational health and safety standards that provide guidance on how to achieve an effective health and safety management system. The health and safety standard management system assists in evaluating compliance status with all applicable health and safety laws and regulations as well as establishing preventative and control measures. We believe we are currently in compliance with all applicable health and safety laws and regulations.
Our goal in implementing OHSAS 18001, ISO 14001, ISO 9001 and TS16949 systems is to continually improve our environmental, health, safety and quality management systems. We are committed to environmental, social and governance best practices with a company-wide focus on sustainability through diverse initiatives and activities.

Human Capital Resources
As of January 2, 2022, we had 590 employees. All employees reside in the United States of America.
Our goal is to attract and retain highly qualified, passionate and agile personnel. On occasion we will employ independent contractors to support our efforts. None of our employees or contractors are subject to a collective bargaining agreement. We consider our employee relations to be good and we have never experienced a work stoppage.
Our human capital management objectives are to acquire, engage, develop and retain our top talent. We are committed to fostering an environment where all employees can grow and thrive. A diverse workforce results in a broader range of perspectives, helping drive our commitment to growth. We believe that our compensation and benefit programs are appropriately designed to attract and retain qualified talent. To create and maintain a successful work environment, we offer an annual base salary and a comprehensive package of additional benefits that support the overall well-being of all our employees and their families. Additionally, we may also grant equity awards to attract, reward and retain key employees to allow for them to share in our overall performance.
We are committed to a safe workplace for our employees and have implemented health and safety management processes into our operations. In response to the COVID-19 pandemic, we have implemented additional safety measures for the protection of our employees, including work-from-home measures for applicable employees and additional cleaning and protective measures.

Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, or Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have generally elected to take advantage of the benefits of this extended transition period.
We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our IPO, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period, if, at the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year, or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Securities Exchange Act.

Available information
We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (http://www.skywatertechnology.com) our Annual Report on Form 10-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward Looking Statements” for more information.
Risks Relating to Our Business and Our Industry
If our sole semiconductor foundry is damaged or becomes inoperable, we will be unable to develop or produce wafers in a timely manner, if at all, and our business would be materially adversely affected.
We currently perform all of our manufacturing services and most of our design services at our foundry in Bloomington, Minnesota. Our foundry operation and the equipment we use to manufacture wafers would be costly to replace and could require substantial lead time to repair or replace. Our foundry may be harmed or rendered inoperable by physical damage from fire, floods, tornadoes, power loss, telecommunications failures, break-ins and similar events, which may render it difficult or impossible for us to produce or test products for a considerable period of time. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our foundry, cleanup costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would harm our results of operations and financial condition. In addition, because any substitute facility must hold any required licensures or certifications, we may be limited in our ability to rely on a third-party to perform interim design and manufacturing services or testing processes. We cannot provide any assurance that we would be able to find another semiconductor foundry that is capable or willing to design and produce wafers in compliance with applicable specifications, or that such a substitute foundry would be willing to produce wafers for us on commercially reasonable terms. A substitute foundry may not have rights to intellectual property of others that is necessary to design, manufacture, and test products for us, and we may not be permitted to extend our license rights to a substitute foundry. Any unexpected constraints on our foundry’s ability to design, manufacture or test products could result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future, all of which would materially adversely affect our business.
Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.
Although our products are tested to meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing errors or difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations. We typically provide a one-year warranty on the operability of the products we design and manufacture. Defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products.
If we do not achieve satisfactory yields or quality, our reputation and customer relationships could be harmed.
The fabrication of wafers is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our foundry could, from time to time, experience manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the use of defective or contaminated materials could result in lower than anticipated production yields or unacceptable performance of our wafers. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time-consuming and expensive to correct. We also may experience manufacturing problems in achieving acceptable yields as a result of, among other things, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies. Poor production or defects, integration issues or other performance problems in our solutions could significantly harm our customer relationships and financial results and give rise to financial or other damages to our customers.
We have a limited operating history as a standalone company, and we may have difficulty accurately predicting our future revenues for the purpose of appropriately budgeting and adjusting our expenses.
We were divested from Cypress in 2017. Our limited operating experience as a standalone company, the dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, has and may continue to impede our ability to forecast quarterly and annual revenues accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could make it difficult for us to gain and maintain profitability and could increase the volatility of the market price of our common stock.
Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand accurately, we may incur supply shortages or lose revenue.
We generally do not obtain firm, long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build our products in advance of orders, relying on an imperfect demand forecast to optimize use of our manufacturing capacity.
Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, and demand for our customers’ products. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls and excess manufacturing capacity. Either underestimating or overestimating demand could lead to insufficient, excess or obsolete inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers.
Vaccination or testing mandates could have a material adverse impact on our business and results of operations.
The imposition of government or customer mandated vaccination or testing mandates could impact our ability to retain current employees, attract new employees or retain certain product and service contracts. It is possible that, in the event of a vaccine mandate, some of our employees may seek exemptions or otherwise resist vaccination. The imposition of vaccine mandates could potentially cause labor shortages if employees refuse to get vaccinated and their employment is terminated, either voluntarily or involuntarily. Such labor shortages could also affect our ability to retain certain specific contracts to which the mandates may apply, reduce our sales and/or affect our ability to fulfill customer orders, which may adversely affect our financial results and financial position.
A material decrease in demand for products that contain semiconductors may decrease the demand for our services and products, and a decrease in the selling prices of our customers’ products may significantly affect our business, financial results and financial position.
Our customers generally use the semiconductors produced in our fab in a wide variety of applications. Any significant decrease in the demand for end-market devices or products may decrease the demand for our services and products. In addition, if the average selling prices of end-market devices or products decline significantly, we may be pressured to reduce our selling prices, which may reduce our revenues and margins significantly. As demonstrated in the past by downturns in demand for high technology products, market conditions can change rapidly, without warning or advance notice. In such instances, our customers may experience inventory buildup or difficulties in selling their products and, in turn, may reduce or cancel orders for wafers from us, which may harm our business and profitability. The timing, severity and recovery of these downturns cannot be predicted. In order for demand for our wafer fabrication services to increase, the markets for the end products utilizing the ICs that we manufacture must develop and expand. Because our services may be used in many new applications, it is difficult to forecast demand. If demand is lower than expected, we may have excess capacity and our revenue may not be sufficient to cover all our costs and serve all our debt, which may adversely affect our financial results and financial position.
Our industry has experienced rapid technological changes, and new technologies may prove difficult to commercialize or may not gain market acceptance by our customers, which may have a material adverse effect on demand for our products and service offerings.
The industry in which we operate is subject to rapid technological change, industry standards and technological obsolescence. Our future success will depend on our ability to appropriately respond to changing technologies, including significant developments in wafer production, and changes in function of products and quality on a timely and cost-effective basis. If we adopt products and technologies that are not attractive to customers, we may not be successful in capturing or retaining our share of the market. If we fail to adopt new or enhanced technologies or processes, we could experience product obsolescence, loss of competitiveness of our products, decreased revenue and a loss of market share to competitors. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our and our customers’ adoption of such products or technologies may cause us to lose money.
We have a finite amount of production capacity, and to the extent customer demand exceeds our capacity we may lose customers and potential revenues.
In periods during which demand for our foundry services exceeds our capacity and manufacturing capabilities, we may be unable to fulfill customer demand in whole or in part, in a timely manner or at all; assure production of customers’ next-generation products; or provide additional capacity through transfer of process technologies, or ensure successful implementation, which could result in the loss of one or more of our current or potential customers, which may adversely affect our revenues, profitability and business.
A significant portion of our sales comes from two customers, the loss of which would adversely affect our financial results.
Cypress accounted for approximately 25% and 29% of our revenue for the years ended January 2, 2022 and January 3, 2021, respectively. One of our non-Cypress customers accounted for 12% of our outstanding accounts receivable as of January 2, 2022, and 24% of our revenues for the year ended January 2, 2022. If we were to lose one or more of these key customers or experience a significant decrease in volume or sales prices, our financial results would be adversely affected. We currently sell to a relatively small number of customers in total, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future. We cannot be certain that these customers will generate significant revenue for us in the future or if these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue. In addition, the loss or reduction in volume or sales price, whether due to their insolvency, or their unwillingness or inability to perform their obligations under their respective relationships with us, or if we are unable to renew or engage with them in commercially reasonable terms, or attract new customers to replace such lost business, may materially negatively impact our overall business. This is exacerbated by our current manufacturing constraints which limit our ability to sell to other customers. In addition, our business is affected by competition in the markets for the end products that our customers sell, and any decline in their business could harm our business and cause our revenue to decline.
We may not be able to successfully diversify our customer base and penetrate new markets which would negatively impact our growth strategy.
Our growth strategy depends on our ability to diversify our customer base and penetrate new markets. Our ability to add new customers to our Advanced Technology Services and Wafer Services businesses is subject to various elements outside of our control, such as fluctuations in demand for discrete components in both commodity and differentiated categories. If we are unable to attract new customers, our customer revenue could remain highly concentrated. In addition, even if we add new customers, they may not require high levels of production, negatively impacting our growth strategy.

Our growth strategy may also be adversely affected if we are unable to enter new markets, such as the rad-hard electronic markets. Because we face competition from companies with substantially greater production and marketing resources than we have, we may not be able to penetrate these new markets successfully.
Our expansion strategy carries inherent risks.
Our growth strategy includes, among other matters, diversifying our customer base, growing our presence in existing markets, expanding into new end markets, and seeking acquisition opportunities to drive growth. Although management believes that pursuing our growth strategy is in our best interests, such strategy involves substantial expenditures and risks. For example, business acquisitions or strategic partnerships pursued in connection with our growth strategy may not be completed successfully or, if completed, may not yield the expected benefits to us. In addition, such business acquisitions or strategic partnerships may materially and adversely affect our business, financial condition or results of operations. The pursuit of expansion opportunities through business acquisitions, joint ventures, stockholder agreements, government contracts or otherwise could result in operating losses and the impairment of assets, which would increase our losses or reduce or eliminate our earnings, if any.
We depend on successful parts and materials procurement for our foundry. Shortages and/or increases in the prices of these raw materials has interrupted and could continue to interrupt our operations and result in a decline in revenues.
The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions and other unpredictable factors. In 2021, we have experienced supply chain disruptions for substrates, chemicals and spare parts. In the event that these or other raw materials we acquire from third parties increase in price, we will be required to increase the prices we charge our customers, which could result in decreased sales, or we may not be permitted under our customer agreements to increase the cost to our customers, which could result in a loss or in decreased profits. Customers also may seek alternative sources of raw materials for comparable products. In the event we are unable to procure the necessary raw materials, we may not be able to operate our foundry at capacity or at all. If either of these events occur, our business and operations may be materially harmed.
Our dependence on a limited number of third-party suppliers for key components and capital equipment used in our manufacturing process could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.
We manufacture our products using components and capital equipment procured from a limited number of third-party suppliers. In some instances, the capital equipment we use has been developed and made specifically for us or for a customer, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the designs or processes that our suppliers use to manufacture components and capital equipment are proprietary, we may be unable to obtain comparable components or capital equipment from alternative suppliers. The failure of a supplier to supply components or capital equipment in a timely manner, or to supply components or capital equipment that meets our quality, quantity and cost requirements, could impair our ability to manufacture our products or decrease costs to our customers, particularly if we are unable to obtain substitute sources of these components or capital equipment on a timely basis or on terms acceptable to us.
The costs incurred by us to provide development services and manufacture our wafers may be higher than anticipated which could hurt our ability to earn a profit.
We may incur substantial cost overruns in our Advanced Technology Services and Wafer Services businesses. In particular, pricing for wafer services is typically based on a fixed price per wafer which accounts for electrical yield and mechanical scrap, in addition to all of the associated manufacturing and overhead costs. If, despite our process controls currently in place, the wafer fabrication process shifts, it may cause electrical or performance yield loss. Wafer fabrication is also especially susceptible to interruptions caused by process tooling errors or facility support interruptions such as power loss, leading to the potential for scrap. In our Advanced Technology Services business, many customers contract with us on a consumption basis, but some contract with us on a firm-fixed price basis where milestone attainment is required for payment. If the milestone scope is unexpectedly difficult, we may be required to continue expending effort and funds to achieve the milestone, which may delay revenue and increase costs. Unanticipated costs may force us to obtain additional capital or financing from other sources and would hinder our ability to earn a profit. If we incur cost overruns, there is no assurance that we could obtain the financing or capital to cover them.
A breach of our security systems or a cyber-attack that disrupts our operations or results in the breach of confidential information about us, our technology or our customers could harm our business and expose us to costly regulatory enforcement and other liability.
Our security systems are designed to maintain the physical security of our facilities and protect the confidential information and trade secrets of our customers, suppliers and employees. The risk of a security breach or disruption, particularly through cyberattacks, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our accreditation as a Trusted Foundry by the DMEA, our publicly-announced DARPA programs, our rad-hard program with the DoD, and other USG and defense-related programs may make us a specific target for such attacks or industrial or nation-state espionage. A failure to comply with cybersecurity requirements imposed by those entities may result in fines or a disruption of our ability to acquire certain contracts. Criminal or other threat actors may seek to penetrate our network security and misappropriate or compromise our confidential information, systems or trade secrets, or that of our customers, create system disruptions or cause shutdowns. If such an event were to be discovered or cause interruptions in our operations, it could result in a material reduction in the value of our trade secrets or disruption of our development and production programs, and our business operations, including, without limitation, the cancellation or delay of our sales of wafers. The costs to address the foregoing security problems and any security vulnerabilities identified before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales or other critical functions. Breaches of our security measures and the unapproved dissemination of proprietary information, such as trade secrets, or sensitive or confidential data about us or our customers could expose us, our customers or other affected third parties to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for us and damage our brand and reputation or otherwise harm our business. Our security program includes controls intended to mitigate risks to our systems, data, personnel and facilities. The program includes logical and physical controls designed to protect the confidentiality, integrity and availability of our resources. Performance of these controls is accomplished by both internal and trusted third parties. Possible security problems and security vulnerabilities of those third-party cybersecurity or other vendors may have similar effects on us.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our results of operations.
The semiconductor industry is highly cyclical and is characterized by rapid technological change and price erosion, wide fluctuations in product supply and demand, evolving technical standards, and short product life cycles for semiconductors and the end-user products in which they are used. In addition, changes in general economic conditions also can cause significant upturns and downturns in the semiconductor industry. During previous periods of downturns in the semiconductor industry, we have experienced diminished demand for end-user products and underutilization of manufacturing capacity, among other effects. We may experience renewed, and possibly more severe and prolonged, industry downturns in the future as a result of such cyclical changes. We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If an industry downturn or other unforeseen event causes revenue for a particular quarter to be lower than we initially expected, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results.
Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully, and we may lose or be unable to gain market share.
We compete with a large number of competitors in the semiconductor market, including Taiwan Semiconductor Manufacturing Company Limited, United Microelectronics Corporation, Vanguard International Semiconductor Corporation, Tower Semiconductor Ltd., X-FAB Silicon Foundries SE, ON Semiconductor Corporation, GlobalFoundries Inc., MIT Lincoln Labs and Intel Corporation. We expect to face increased competition in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. Our business relies on sales of our products and our competitors with more diversified product offerings may be better positioned to withstand a decline in the demand for semiconductor products. Some of our competitors have longer term relationships with polysilicon providers which could result in them being able to obtain raw materials on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.
Existing or future customers could eventually transition their business to a competitor with a higher production capacity or lower-cost means of production.
As a result of our smaller manufacturing footprint, we target opportunities that larger competitors are unable to fulfill efficiently. These contracts are typically lower volume but require higher levels of customization and engineering expertise. Rapid growth in demand for a customer’s products could outpace our capacity, causing that customer to supplement or fully transition production to a higher volume foundry. In addition, as a customer’s product matures, demand for customization and engineering expertise may decrease, causing downward pricing pressure or forcing the customer to seek lower-cost means of production than are economically feasible for us. Although we are seeking to increase our customer and production mixes, the loss of one or more significant customers as a result of any such customer developments could have a material adverse impact on our financial results. In addition, our Advanced Technology Services customers may choose to implement their wafer production with other foundry providers, which could limit our Wafer Services revenue growth.
Planned efficiency and cost-savings initiatives could disrupt our operations or adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of such initiatives in the anticipated time frame or at all.

We are currently pursuing several efforts to improve profitability of our operations, including, but not limited to, efficiency improvements, cost reductions, supplier pricing negotiation and workforce reorganizations. These efforts, if implemented successfully, are planned to have an impact on our short-term and long-term financial results. The implementation of these efficiency and cost-savings initiatives, including the impact of any workforce reductions, could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to grow our business could be delayed or jeopardized through planned or inadvertent results of cost-savings initiatives.
If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline, and we may not successfully execute our internal growth strategies.
Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. Qualified technical employees periodically are in great demand and may be unavailable on the timing required to satisfy our customers’ requirements. Our business requires sufficient technical expertise and expansion of our business could require us to employ additional highly skilled technical personnel. We expect competition for such personnel to increase as the market for our products expands. We cannot guarantee that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business. If the competition for personnel necessitates that we increase the wages and benefits paid to our current employees and to attract new employees, our operating expenses will increase, which would negatively impact our earnings.
We may face litigation in the future, including potential product liability claims.
As a manufacturer and seller of goods, we are exposed to the risk of litigation for a variety of reasons, including product liability lawsuits, employee lawsuits, commercial contract disputes, government enforcement actions and other legal proceedings. Any future litigation in which we may become involved may have a material adverse effect on our financial condition, operating results, business performance and business reputation. If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the wafer industry or related industries could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, both of which would harm our growth and financial performance.
We are exposed to various possible claims and hazards relating to our business, and our insurance may not fully protect us.
Although we maintain modest business disruption, theft, casualty, liability and property insurance coverage, along with worker’s compensation and related insurance, we may incur uninsured liabilities and losses as a result of the conduct of our business. In particular, we may incur liability if one or more of our products is deemed to have caused a personal injury or if we experience damage to our facilities or disruptions in our business, whether or not such disruptions result from damage at our facilities. Should uninsured losses occur, they could have a material adverse effect on our operating results, financial condition and business performance. Further, we cannot be sure that any such insurance will be sufficient to cover any actual losses or that such insurance will continue to be available to us on acceptable terms, or at all.
Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.
The U.S. government may signal support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements. We procure certain materials, tools and maintenance parts which are essential in the manufacturing of our products directly or indirectly from outside of the United States. The imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of these essential materials, tools and maintenance parts, which could hurt our competitive position and adversely impact our business, financial condition and results of operations in several ways. For example, the increase in costs and risk of supply chain interruption could drive some of our foreign customers to overseas foundries. In addition, availability concerns with respect to some of our essential materials, tools and maintenance parts could also prompt a lengthy and expensive search for alternative sources which would necessitate requalification cycles and production delays.

We are exposed to risks associated with a potential financial crisis and weaker global economy.
The tightening of monetary policy in the United States, potential turmoil in the financial markets and a potentially weakened global economy would contribute to slowdowns in the semiconductor industry. The market for the installation of wafers depends largely on commercial, customer and government capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to delay, cancel or refrain from placing orders, which may reduce our sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing. Further, these conditions and uncertainty about future economic conditions may make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations may be materially and adversely affected.
Our credit facility contains restrictive covenants that may impair our ability to conduct business.
Our credit facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to: incur additional indebtedness (including guaranty obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions (other than pursuant to transactions approved by the lender); sell or purchase assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; enter into new lease agreements; and change our line of business, in each case, subject to certain limited exceptions. As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facility and may impair our ability to conduct business. Although we have not been in full compliance with all of the covenants and requirements in our credit facility in the past, to date our lenders have either waived these violations, permitted us to amend the covenants and/or otherwise not declared an event of default. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders or amend the covenants, which may adversely affect our financial condition.
We may need to raise additional capital or financing to continue to execute and expand our business.
We may need to raise additional capital to expand or if positive cash flow is not achieved and maintained. As of January 2, 2022, our available cash balance, not including cash held by a variable interest entity that we consolidate, was $12.4 million. We may be required to pursue sources of additional capital through various means, including joint venture projects, sale and leasing arrangements, and debt or equity financings. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Newly-issued securities may include preferences, superior voting rights and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.
Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize our high-margin wafers.
We may require additional capital to finance capital expenditures and operating expenses over the next several years as we launch our high-margin, front-end design engineering services and expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our existing securities. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also include restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to us.

Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense, which could adversely affect our results of operations.
Sales of our products usually require lengthy sales cycles. Sales to our customers can be complex and require us to educate our clients about our technical capabilities and the use and benefits of our services. Customers typically undertake a significant evaluation and acceptance process, and their decisions frequently are influenced by budgetary constraints, technology evaluations, multiple approvals and unplanned administrative, processing and other delays. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term contracts. If we do not realize the sales we expect from potential clients, our revenue and results of operations could be adversely affected.
Our purchase orders often are cancellable until shortly before the start of production, and our lack of significant backlog makes it difficult for us to forecast our revenues and margins in future periods and may cause actual revenue and results to fall short of expectations.
Our purchase orders often are cancellable until shortly before the start of production, and we do not typically operate with any significant backlog, which makes it difficult for us to forecast our revenues in future periods. In addition, since our expense levels are based in part on our expectations of future revenues, we may be unable to adjust costs in a timely manner to compensate for revenue shortfalls caused by cancellations, rescheduling of orders or lower actual orders than quantities forecasted. Rescheduling may relate to quantities or delivery dates, and sometimes relates to the specifications of the products we are shipping. Consequently, we cannot be certain that orders on backlog will be shipped when expected or at all. While customers will typically provide twelve-month rolling forecasts, we expect that, in the future, our revenues in any quarter will continue to be substantially dependent upon cancellable purchase orders received in the immediately preceding quarter or two. We cannot provide any assurance that any of our customers will continue to place orders with us in the future at the same levels as in prior periods. For these reasons, our backlog at any given date may not be a reliable indicator of our future revenues and, as a result, revenue and margin forecasts, targets and guidance that we provide from time to time may fall short of expectations.
We may manufacture wafers based on forecasted demand, and if our forecasted demand exceeds actual demand, we may accumulate obsolete inventory, which may have a negative impact on our financial results.
We target manufacturing wafers in an amount matching each customer’s specific purchase order. On occasion, we may produce wafers in excess of a customer’s orders based on forecasted customer demand, because we may forecast future excess demand or because of future capacity constraints. If we manufacture more wafers than are actually ordered by customers, we may be left with excess inventory that may ultimately become obsolete and must be scrapped or sold at a significant discount. Significant amounts of obsolete inventory may have a negative impact on our financial results.
The effects of the COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic has led to significant disruption of normal business operations globally, as businesses, including SkyWater, have needed to implement modifications to employee travel and employee work locations, as required in some instances by federal, state and local authorities, which has had a negative impact on our employee productivity and has given rise to significant volatility in the global capital markets and financial system. As a result of COVID-19, our customers have or may in the future reduce their planned research and development expenditures with us or may experience facility shutdowns which result in delays in project milestones, in each case negatively affecting our revenues.
Additional effects of the public health crisis caused by the COVID-19 outbreak and the measures being taken to limit COVID-19’s spread remain uncertain and difficult to predict, but may include:
•a decrease in short-term or long-term demand or pricing for our products, and a global economic recession or depression that could further reduce demand or pricing for our products, resulting from actions taken by governments, businesses or the general public in an effort to limit exposure to and the spreading of COVID-19, such as travel restrictions, quarantines and business shutdowns or slowdowns;
•reductions in production levels, product development, technology transitions, yield enhancement activities connected to wafer production and qualification activities with our customers, resulting from our efforts to mitigate the impact of COVID-19 through social-distancing measures we have enacted in an effort to protect our employees’ and contractors’ health and well-being, including working from home, limiting the number of meeting attendees, reducing the number of people in our facilities at any one time, quarantining of team members, contractors or vendors who are at risk of contracting, or have contracted, COVID-19, and suspending employee travel, or social distancing measures;
•increased costs resulting from our efforts to mitigate the impact of COVID-19 through social distancing measures, working from home, enhanced cleaning measures and the increased use of personal protective equipment at our facilities;
•continued increases in costs for, or unavailability of, transportation, raw materials or other inputs necessary for the operation of our business;
•reductions in or cessation of operations at our facilities resulting from government restrictions on movement or business operations or our failure to prevent or adequately mitigate the spread of COVID-19 at our facilities;

•our inability to continue or resume projects due to delays in obtaining materials, equipment, labor, engineering services, government permits or any other essential aspect of projects, which could impact our ability to introduce new technologies, reduce costs or meet customer demand;
•deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in a higher rate of losses on our accounts receivables due to credit defaults; and
•continued disruptions to our supply chain in connection with the sourcing and transportation of materials, equipment and engineering support, and services from or in geographic areas that have been impacted by COVID-19 and by efforts to contain the spread of COVID-19.
The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our team members, contractors, suppliers, third-party service providers, customers or distributors. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure or financial condition. A sustained, prolonged or recurring outbreak could exacerbate the adverse impact of such measures.
Earthquakes, fires, power outages, floods, terrorist attacks, public health issues, such as COVID-19, and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, results of operations or financial condition.
A significant natural disaster, such as an earthquake, a fire, a flood or a significant power outage, or a widespread public health issue, such as the COVID-19 pandemic, could have a material adverse effect on our business, results of operations or financial condition. Although our foundry operation center is designed to be redundant and to offer seamless backup support in an emergency, we rely on two onsite data centers in addition to public cloud providers to sustain our operations. Losing any one of these three infrastructure sources could severely impact our operations. In addition, our ability to deliver our solutions as agreed with our customers depends on the ability of our supply chain, manufacturing vendors or logistics providers to deliver products or perform services we have procured from them. If any natural disaster, including a pandemic such as COVID-19, impairs the ability of our vendors or service providers to support us on a timely basis, our ability to perform our customer engagements may suffer. Disruptions from COVID-19 or a similar pandemic or public health issue could include, and have included, restrictions on the ability of our employees or the employees of our customers, vendors or suppliers to travel, or closures of our facilities or the facilities of these third parties. Such restrictions or closures could affect our ability to sell our solutions, develop and maintain customer relationships or render services, such as our consulting services, could adversely affect our ability to generate revenues or could lead to inadvertent breaches of contract by us or by our customers, vendors or suppliers. Acts of terrorism or other geopolitical unrest also could cause disruptions in our business or the business of our supply chain, manufacturing vendors or logistics providers. The adverse impacts of these risks may increase if the disaster recovery plans for us and our suppliers prove to be inadequate.
Our operating results may prove unpredictable which could negatively affect our profit.
Our operating results fluctuate and may continue to fluctuate in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from sales; the level of commercial acceptance by clients of our products; fluctuations in the demand for our service; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; the timing and recognition of revenue and related expenses; adverse litigation judgment, settlements or other litigation-related costs; our ability to increase sales to existing customers and to renew contracts with our customers; the ability of our customers to obtain funding to pay for our products and services; our ability to attract new customers; changes in our pricing policies or those of our competitors; our customers obtaining the technical knowledge and other resources to complete the design and development of their technologies and changing general economic conditions. If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.
We will incur increased costs and expenses as a result of operating as a public company and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, and particularly after we cease to be an “emerging growth company,” we will incur greater legal, accounting, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the Nasdaq Capital Market, which impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements will increase our legal, accounting, and financial compliance costs and will make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems and resources. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage.

We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
After we are no longer an “emerging growth company,” we will need to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, as we prepare for such compliance, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other matters, the effectiveness of our internal control over financial reporting in fiscal 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. We are required to disclose significant changes made in our internal control procedures on a quarterly basis.
We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Although we currently perform regulatory audits, we may need to hire additional accounting and financial staff with public company experience and technical accounting knowledge necessary to perform the evaluation needed to comply with Section 404.
We have concluded that we have material weaknesses in our internal controls due to our limited accounting and finance resources which resulted in inappropriate preparation, review and maintenance of documentation critical to the design and consistent execution of internal controls. Due to limited staffing, it can be challenging to properly prepare, review and maintain appropriate documentation critical to the process. If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures, our business may be harmed. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.
Risks Relating to Government Regulation
We are a party to several significant USG contracts, which are subject to unique risks.
The funding of USG programs is subject to annual U.S. congressional appropriations. Many of the USG programs in which we or our customers participate may extend for several years. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. In addition, the USG may modify, curtail or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination. The termination of funding for a USG program, or any modification or curtailment of one of our major USG programs or contracts, would result in a loss of anticipated future revenue attributable to that program, which could have an adverse effect on our operations, financial condition or demand for our products and services.
Our government contracts are primarily fixed-price contracts where we bear a significant portion of the risk of cost overruns. These types of government contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including prices and availability of experienced labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other reasons, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within a specified time frame or cost estimate could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.
Our government contract activities are subject to audits by USG agencies, including agency Inspectors General. If any audit, inquiry or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, fines, and suspension or debarment from doing business with the USG. In addition, we rely on certain third-party business strategy consultants to assist us in procuring new opportunities to compete for and receive USG contracts. If these contractors were to engage in any improper or illegal activities, our USG contracts could be terminated and we could be prohibited from obtaining government contract in the future, regardless of whether we had involvement or knowledge of any such activities. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be false. We have not been audited in the past by the USG but expect that we may be audited in the future.
We are sometimes subject to potential USG review of our business and security practices due to our participation in government contracts. Any such inquiry or investigation could potentially result in a material adverse effect on our results of operations and financial condition. Our USG business also is subject to specific procurement regulations and other requirements. These requirements, although customary in USG contracts, increase our performance and compliance costs. For example, we are required to comply with the DMEA Trust Accreditation process, the U.S. International Traffic in Arms Regulations, or ITAR, the U.S. Export Administration Regulations, or EAR, as well as labor requirements, pricing justifications, cybersecurity requirements and other federal contractor requirements imposed by the Federal Acquisition Regulation, or FAR, and the Defense FAR Supplement. In addition, we are subject to certain registration requirements, including registration with the Directorate of Defense Trade Controls and consortium registration or membership requirements. These compliance costs might further increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from USG contracting or subcontracting for a period of time and could have a material adverse effect on our reputation and ability to secure future USG contracts.
Some of our subsidiaries hold USG-issued facility security clearances and certain of our employees have qualified for and hold USG-issued personnel security clearances necessary to qualify for and ultimately perform certain USG contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If these employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. The USG could also “invalidate” our facility security clearances for several reasons including unmitigated foreign ownership, control or influence, mishandling of classified materials, or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required personnel security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements as well as result in the termination of any existing contracts requiring such security clearances.
Changes to DoD business practices could have a material effect on the DoD’s procurement process and adversely impact our current programs and potential new awards.
The defense industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from an increased focus by the DoD on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds to key areas for future defense spending. The DoD continues to adjust its procurement practices, requirements criteria and source selection methodology in an ongoing effort to reduce costs, gain efficiencies and enhance program management and control. We expect the DoD’s focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the DoD’s initiatives and the reduced level of spending by the DoD. Depending on how these initiatives are implemented, they could have an impact on our current programs, as well as new business opportunities with the DoD.
Our international sales and domestic operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect its operations.
Due to our international sales and domestic operations, we must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries. Conducting our operations subjects us to risks that include:
•the burdens of complying with a wide variety of U.S. and international laws, regulations and legal standards, including local data privacy laws, local consumer protection laws that could regulate permitted pricing and promotion practices, and restrictions on the use, import or export of certain technologies;
•the restrictions imposed on our business, operations, and additional security requirements required for compliance with United States export regulations, including ITAR and the EAR, including “deemed export” compliance which precludes foreign national access to restricted data, and export restrictions on materials and technology;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•fluctuations in currency exchange rates;
•tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our solutions in some international markets;
•difficulties in managing and staffing international operations;
•compliance with U.S. laws that apply to our operations, including the Foreign Corrupt Practices Act, the Trading with the Enemy Act and regulations of the Office of Foreign Assets Control;

•changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs;
•potentially adverse tax consequences and compliance costs resulting from the complexities of international tax systems and overlap of different tax regimes;
•reduced or varied protection of intellectual property rights in some countries that could expose us to increased risk of infringement of our patents and other intellectual property;
•global disruptions in custom spending patterns or our ability to provide service to our customers as a result of any widespread public health issues, including a pandemic such as COVID-19; and
•political, social and economic instability, terrorist attacks and security concerns in general.
The occurrence of any of these risks could negatively affect our international business and, consequently, our overall business, results of operations and financial condition.
Risks Relating to Intellectual Property
We depend on intellectual property to succeed in our business, and any failure or inability to obtain, preserve, enforce, defend and protect our technologies or intellectual property rights could harm our business and financial condition.
Our business relies in part on trade secrets and other non-patent intellectual property rights, all of which offer only limited protection to our products and services (including technologies and processes used in our business). Although we regularly enter into non-disclosure and confidentiality agreements with employees, vendors, customers and other third parties, these agreements may be breached or otherwise fail to prevent disclosure or use of trade secrets, know-how, and other proprietary or confidential information effectively or fail to provide an adequate remedy in the event of such unauthorized disclosure or use. Our ability to police misappropriation or infringement of our trade secrets and other non-patent intellectual property rights is uncertain, particularly in other countries. In addition, the existence of our own proprietary and confidential information, including trade secrets and know-how, does not protect against independent discovery or development of such intellectual property by other persons. If our proprietary or confidential information is misappropriated, is no longer confidential, or is not protectable as a trade secret, we may no longer be able to protect that information from further disclosure or use by others.
We currently do not own any patents. Patents can provide a competitive advantage to the patent holder because they may give the patent holder the ability to prevent competitors or other parties from practicing the inventions covered by the patents during the patent term, or they may give the patent holder the right to collect royalties from those parties, even if those parties arrived at the covered inventions independently of the patent holder. Without patent protection on our products and services, we will not have this competitive advantage. In addition, if we do not obtain patent protection for our products and services, we would not have patents to assert in response against a competitor or other party that asserts its patents against us or our customers, and we may be at a disadvantage in any patent dispute with such a party. We may in the future seek to obtain patent protection for some of our products and services, but we may not be successful. The process of applying for patents to obtain patent protection may take a long time and can be expensive. We cannot provide any assurance that patents will be issued from applications we may submit or that, if patents are issued, they will not be challenged, invalidated or circumvented or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage.
We have sought, and may in the future seek, trademark registrations for certain trademarks used in our business, but we may not be successful. Registered trademarks can provide advantages to the trademark owner in the jurisdictions covered by the registrations. The process of applying for trademark registrations may take a long time and can be expensive. We cannot provide any assurance that trademark registrations will be granted from applications we have submitted or may submit or that, if trademark registrations are granted, they will not be challenged, invalidated or circumvented or that the rights granted under the trademark registrations will provide us with meaningful protection or any commercial advantage.
Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, other countries in which we market our products and services may not respect our intellectual property rights to the same extent as the United States. Effective intellectual property enforcement may be unavailable or limited in some countries. We cannot provide any assurance that we will, at all times, enforce our intellectual property rights, and it may be difficult for us to protect our technologies and intellectual property rights from misuse or infringement by others. Further, courts may not uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to protect our proprietary and confidential information, which may reduce our opportunities to generate revenues. In the event that we are unable to enforce our intellectual property rights, our business and financial condition may be harmed.
We depend on intellectual property licensed from third parties to succeed in our business, and any failure or inability to obtain or preserve rights under third-party licenses could harm our business and financial condition.
We use technologies and intellectual property rights that we license from third parties and that are material to our business. As one example, we received a license to certain technology and intellectual property rights in connection with our divestiture from Cypress. This license remains in effect and is critical to our business, and it may be terminated in the case of specified breaches or other events.

Parties with which we currently have license agreements, or with which we may enter into license agreements in the future, may elect not to renew those agreements or may have the right to terminate those agreements for our material breach, for convenience, or upon the occurrence of a change of control or other events or circumstances at any time, which could affect our ability to make use of material technologies or intellectual property rights.
We are required to pay ongoing royalties under some of these licenses, we may undertake obligations to pay royalties in the future, and these royalty obligations do or would impose costs on our business.
Our suppliers of technologies and intellectual property rights may suffer delays, quality issues, or other problems affecting their supply to us, or a supplier’s technologies and intellectual property rights may no longer be available to us, for example if the supplier discontinues a line of business or all of its business, or liquidates, merges, or is acquired by another company. Changes in our business from time to time may require us to negotiate new licenses or modifications to existing licenses, which may not be possible. As an alternative to the above, we might be required to develop non-infringing technology, which could require significant effort and expense and ultimately might not be successful.
If third party licenses terminate or are not renewed, or if third party technologies or intellectual property rights are no longer available to us, our business and financial condition could be harmed.
Our collaboration with others regarding the development of technologies and intellectual property may require that we restrict use of certain technologies and intellectual property and may result in disputes regarding ownership of or rights to use or enforce intellectual property rights, which could harm our business and financial condition.
Our business involves collaboration, including customization and other development of technologies and intellectual property, with and for our customers, vendors and other third parties. We frequently enter into agreements with customers, vendors and others that involve customization and other development of technologies and intellectual property. Some of these agreements contain terms that allocate ownership of, and rights to use and enforce, technologies and intellectual property rights. As a result of these agreements, we may be required to limit use of, or refrain from using, certain technologies and intellectual property rights in parts of our business. Determining inventorship and ownership of technologies and intellectual property rights resulting from development activities can be difficult and uncertain. Disputes may arise with customers, vendors and other third parties regarding ownership of and rights to use and enforce these technologies and intellectual property rights or regarding interpretation of our agreements with these third parties, and these disputes may result in claims against us or claims that intellectual property rights are not owned by us, are not enforceable, or are invalid. The cost and effort to resolve these types of disputes, or the loss of rights in technologies in intellectual property rights if we lose these types of disputes, could harm our business and financial condition.
Claims by others that we infringe their proprietary rights could harm our business and financial condition.
Third parties could claim that we, or our products or services (including technologies and processes used in our business) infringe, misappropriate, or otherwise violate their intellectual property rights. The communications, technology, and other industries in which we operate are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation, including by non-practicing entities, based on allegations of infringement, misappropriation or other violations of intellectual property rights, and we expect that such claims may increase as competition in the markets we serve continues to intensify, as we introduce new products and services (including in geographic areas where we currently do not operate) and as business-model or product or service overlaps between our competitors and us occur.
To the extent that we have greater prominence and market exposure as a public company, we may face a higher risk of being the target of intellectual property claims (including infringement claims).
From time to time, we may receive notices alleging that we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. There may be third-party intellectual property rights, including patents and pending patent applications, that cover significant aspects of our products and services.
If our employees, consultants or contractors use technology or know-how, including proprietary or confidential information, such as trade secrets, owned by third parties in their work for us, disputes may arise between us and those third parties.
Any claims of infringement, misappropriation, or other violation by a third party, even claims without merit, could cause us to incur substantial defense costs and could distract our management and technical personnel from our business, and there can be no assurance that we or our products or services will be able to withstand such claims. Competitors may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, which potentially could include treble damages if we are found to have willfully infringed patents. A judgment also could include an injunction or other court order that could prevent us from using our technologies, offering our products or services, or otherwise conducting our business. In addition, we might be required to enter into a cross license or otherwise seek a license or enter into royalty arrangements for the use of the infringed intellectual property rights, which may not be available on commercially reasonable terms or at all. We may also be required to re-engineer our products or services, incur additional costs, discontinue the distribution or provision of certain products or services or the availability of certain features or capabilities of our products or services, or take other remedial actions. Any one or more of these events or circumstances, or the failure to obtain a license or the costs associated with any license, could harm our business and financial condition.

Third parties also may assert intellectual property claims against our customers relating to our products or services. Any of these claims might require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because under specified conditions we agree to defend and indemnify our customers from claims of infringement, misappropriation, or other violation of intellectual property or other rights of third parties. We may be required to incur costs of the defense of these claims, we may be required to pay settlements of these claims, and if any of these claims were to succeed, we might be forced to pay damages on behalf of our customers, which could harm our business and our reputation in the industry.
We use open source software and other technology, which could negatively affect our business and subject us to litigation or other actions.
We use software and other technology in our business that is licensed under open source license terms, and we may use more open source technology in the future. We do not currently distribute technology that includes open source, but we may do so in the future, either ourselves or through a partner. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize products that include open source. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source technology or claiming breach of open source licenses. Litigation could be costly for us to defend, harm our business and financial condition, or require us to devote additional research and development resources to change our products or services. In addition, if we were to combine our proprietary source code or other technology with open source technology in a certain manner, we could, under certain of the open source licenses, be required to release our source code or other proprietary technology to the public. This would allow our competitors to create similar products with less development effort and time. If we inappropriately use open source technology, or if the license terms for open source technology that we use change, we may be required to re-engineer our products or services, incur additional costs, discontinue the distribution of certain products or services or the availability of certain features or capabilities of our products or services, or take other remedial actions.
In addition to risks related to license requirements, usage of open source software or other technology can lead to greater risks than use of third-party commercial technology, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the technology. In addition, many of the risks associated with usage of open source, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, harm our business and financial condition. We have established processes to help alleviate these risks, but we cannot be sure that all of our use of open source is in a manner that is consistent with our current policies and procedures, or will not subject us to liability.
Risks Relating to Ownership of our Common Stock
The price of our common stock has been volatile and may continue to fluctuate substantially.
The trading price of shares of our common stock has been and is likely to continue to be volatile. The stock market in general and the market for smaller technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since shares of our common stock were sold in our IPO in April 2021 at a price of $14.00 per share, our stock price has ranged from $8.81 to $36.80 through March 1, 2022. The price of our common stock could be subject to wide fluctuations in response to the following factors, among others:
•announcements of new products, services or technologies, commercial relationships or other events by us or our competitors;
•regulatory or legal developments in the United States and other countries in which we operate;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our wafers or development programs;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•operating results that fail to meet expectations of securities analysts that cover our company;
•variations in our financial results or those of companies that are perceived to be similar to us;
•general economic and political factors, including market conditions in our industry or the industries of our customers;
•major catastrophic events;
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of smaller technology companies in general and of companies in the semiconductor, microelectronics and quantum computing industries in particular;
•sales of large blocks of our common stock;

•litigation involving us, our industry, or both, including disputes or other developments relating to our ability to patent our processes and technologies and protect our other proprietary rights;
•fluctuations in the trading volume of our shares or the size of the trading market for our shares held by non-affiliates; and
•the other factors described in this “Risk Factors” section.
If the market for smaller technology company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The market price of our common stock may also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Litigation of this nature, if instituted against us, could cause us to incur substantial costs and divert our management’s attention and resources from our business.
We do not intend to pay dividends in the future and any return on investment may be limited to the value of our common stock.
We do not anticipate paying cash dividends in the foreseeable future. Any future payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and contributing to our growth. Prospective investors seeking or needing dividend income or liquidity should therefore not purchase shares of our common stock. In addition, the terms of any future debt agreements we may enter into may preclude us from paying dividends. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.
We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company and we conduct substantially all activities through our subsidiaries. As a result, satisfying any future payment obligations we may have, and our ability to pay dividends to our stockholders if we desire to do so in the future, may be largely dependent upon cash dividends and distributions and other transfers from our subsidiaries. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividend distributions or other transfers to us. In particular, our subsidiary SkyWater Technology Foundry is limited in its ability to declare dividends or make any payment on equity to, directly or indirectly, fund a dividend or other distribution to us. Consequently, substantially all of the net assets of our subsidiaries are restricted. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
We have elected to take advantage of the controlled company exemption from certain corporate governance requirements, which could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
Oxbow, our principal shareholder, and its affiliates own approximately 69% of our outstanding common stock, and therefore control more than a majority of the voting power of our outstanding common stock. As a result, we are “controlled company” for purposes of the marketplace rules of the Nasdaq Capital Market. As a “controlled company” under the rules of the Nasdaq Capital Market, we are eligible to rely on certain exemptions from corporate governance requirements that would otherwise apply to us, including:
•a board of directors having a majority of independent directors;
•a nominating committee composed entirely of independent directors that will nominate candidates for election to the board of directors, or recommend such candidates for nomination by the board of directors; and
•a compensation committee composed entirely of independent directors that will approve the compensation payable to our chief executive officer and other executive officers.
While we do have a majority independent board, in light of our status as a controlled company, our compensation committee and nominating and corporate governance committee are not composed entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules of the Nasdaq Capital Market. Our status as a controlled company could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Oxbow and our directors and executive officers beneficially own approximately 73% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
We are an “emerging growth company” and our election to comply with the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.
We may take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (3) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with new or revised accounting standards. Our financial statements therefore may not be comparable to those of companies that comply with such new or revised accounting standards.
As a result, the information that we provide our security holders may be different than the information other public companies provide their security holders. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Provisions in our certificate of incorporation and bylaws and in Delaware law could discourage takeover attempts even if our stockholders might benefit from a change in control of our company.
Provisions in our certificate of incorporation and bylaws and in Delaware law may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may favor, including transactions in which stockholders might receive a premium for their shares of common stock. These provisions also could make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions our stockholders support, including removing or replacing our current management. The certificate of incorporation and bylaw provisions:
•limit the number of directors constituting the entire board of directors to a maximum of eleven directors, subject to the rights of the holders of any outstanding series of preferred stock, and provide that the authorized number of directors at any time will be fixed exclusively by a resolution adopted by the affirmative vote of the authorized number of directors (without regard to vacancies);
•establish advance notice procedures for stockholders to make nominations of candidates for election as directors or to present any other business for consideration at any annual or special stockholder meeting;
•require that any action to be taken by our stockholders must be affected at a duly called annual or special meeting of stockholders and not be taken by written consent; and
•provide authority for the board of directors without stockholder approval to provide for the issuance of up to 80,000,000 shares of preferred stock, in one or more series, with terms and conditions, and having rights, privileges and preferences, to be determined by the board of directors.
In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, or the Delaware General Corporation Law. This statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder (generally a person who, together with its affiliates, owns 15% or more of our voting stock) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed by this statute.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or with our directors, our officers or our other employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers or other employees, or stockholders to us or our stockholders;
•any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware;
•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or the bylaws (including any right, obligation or remedy thereunder); and
•any action asserting a claim governed by the internal affairs doctrine or any other “internal corporate claim” as such term is defined in Section 115 of the Delaware General Corporation Law, in each case subject to such court’s having personal jurisdiction over the indispensable parties named as defendants.
Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Any person purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, our officers or other employees, or our other stockholders, which may discourage such lawsuits against us and such other persons. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.
Our choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the above-specified claims and claims under the federal securities laws. Application of the choice of forum provision may be limited in some instances by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the choice of forum provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, subject to a limited exception for certain “covered class actions.” Accordingly, although this provision will apply to claims arising under the Securities Act, there is uncertainty as to whether a court would enforce the provision in connection with such claims. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Our stockholders cannot waive claims arising under the federal securities laws and the rules and regulations thereunder.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We believe that our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available in the future. We intend to develop or procure additional space in the future as we continue to add employees or customers and expand geographically.
SkyWater Minnesota
Our corporate headquarters and fabrication facility is located in Bloomington, Minnesota, where we occupy facilities of approximately 356,000 square feet. On September 29, 2020, SkyWater Technology Foundry entered into a sale leaseback transaction with Oxbow Realty, LLC, or Oxbow Realty, an entity controlled by our principal shareholder, and we now lease the property from Oxbow Realty.
SkyWater Florida
In January 2021, we expanded our operations with the addition of the Center for NeoVation, a 200 mm advanced packaging facility in Kissimmee, Florida. The facility is operated and maintained by SkyWater through a public-private partnership with Osceola County, Florida which is developing a broader technology and STEM education infrastructure at the same campus where the Center for NeoVation is located. We utilize the 109,000 square foot facility, with approximately 36,000 square feet of cleanroom space, to address emerging commercial and government agency needs for U.S.-sourced electronics. See Note 2 – Basis of Presentation and Principles of Consolidation in the notes to our consolidated financial statements for additional information. We also lease office space adjacent to the Center for NeoVation in Kissimmee, Florida, which consists of approximately 6,000 square feet and our agreement for such space expires in January 2039.

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the resolution of these ordinary-course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Even if any particular litigation is not resolved in a manner that is adverse to our interests, such litigation could have a negative impact on us because of defense and settlement costs, diversion of management resources from our business and other factors.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers as of March 9, 2022, together with their ages, positions and business experience are described below.

NAME	AGE	POSITION
Thomas Sonderman	58	President, Chief Executive Officer and Director
Steve Manko	41	Chief Financial Officer
Thomas Sonderman, President, Chief Executive Officer and Director
Mr. Sonderman has served as our President and Chief Executive Officer since December 2020 and as a member of our board since October 2020. He has served as the President of SkyWater Technology Foundry since October 2017. From January 2014 until October 2017, Mr. Sonderman served as the Vice President and General Manager of the Integrated Solutions Group at Rudolph Technologies, Inc., or Rudolph Technologies, a semiconductor company that merged with Nanometrics Incorporated to form Onto Innovation Inc. At Rudolph Technologies, Mr. Sonderman was responsible for delivering predictable profitability for the company’s integrated hardware/software business unit. From February 2009 until he joined Rudolph Technologies, Mr. Sonderman served as Vice President of Manufacturing for Globalfoundries, a semiconductor foundry, where he oversaw the spinout of GlobalFoundries from Advanced Micro Devices, Inc. Mr. Sonderman is an active member of the SEMI Fab Owners Association and the Global Semiconductor Alliance. Mr. Sonderman received a Bachelor of Science in Chemical Engineering from the Missouri University of Science Technology and a Master of Science in Electrical Engineering from National Technological University.
Steve Manko, Chief Financial Officer
Mr. Manko has served as our Chief Financial Officer since December 2020. He has served as the Chief Financial Officer of SkyWater Technology Foundry since July 1, 2020, prior to which he served as a consultant for SkyWater Technology Foundry since early 2019 in connection with a number of finance and accounting initiatives and projects. From January 2019 until June 2020, Mr. Manko was a Managing Director for Riveron Consulting, a business advisory firm, where he led the Financial Advisory Services practice in Minneapolis, assisting companies through various change events, such as acquisitions and internal process changes and optimizations. Prior to his employment at Riveron Consulting, Mr. Manko served from October 2005 until December 2018 as a Managing Director with Ernst & Young, a multinational professional advisory and accounting firm, and specialized in the Banking & Capital Markets industries. He has a Master of Business Administration from The University of Akron and a Bachelor of Arts in Accounting and Business Administration from Malone University. Mr. Manko is also a member of various accounting and finance committees and organizations.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the Nasdaq Stock Market under the symbol "SKYT" on April 21, 2021. Prior to that date, no public market for our common stock existed.
Number of Common Stock Holders
As of March 7, 2022, there were approximately three holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the operation and expansion of our business. We do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
On April 23, 2021, we issued and sold 8,004,000 of our common stock in the IPO at a public offering price of $14.00 per share, for aggregate gross proceeds of $112.1 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-254580), which was declared effective by the SEC on April 20, 2021.
The net offering proceeds to us, after deducting underwriting discounts of approximately $7.8 million and offering expenses paid by us totaling approximately $4.1 million, were approximately $100.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.
We estimate that we have utilized approximately $45 million of our IPO proceeds to pay down our revolving credit agreement, approximately $28 million of our IPO proceeds to fund capital expenditures, and approximately $27 million of our IPO proceeds to fund our operating activities.
Issuer Purchases of Equity Securities
None.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in our forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and elsewhere herein.
Our fiscal year ends on the Sunday closest to the end of the twelfth calendar month. We refer to the fiscal years ended January 2, 2022 and January 3, 2021 as fiscal 2021 and fiscal 2020, respectively. Fiscal years 2021 and 2020 include 52 and 53 weeks, respectively. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
For purposes of this section, the terms “we,” “us,” “our,” “CMI Acquisition” and “SkyWater” refer to CMI Acquisition, LLC and its subsidiaries collectively before the corporate conversion discussed below and to SkyWater Technology, Inc. and its subsidiaries collectively after the corporate conversion.

Corporate Conversion and Initial Public Offering
On April 14, 2021, in connection with the IPO of our common stock, CMI Acquisition, LLC filed a certificate of conversion, whereby CMI Acquisition, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to SkyWater Technology, Inc., which we refer to as the corporate conversion. As part of the corporate conversion, holders of Class B preferred units and common units of CMI Acquisition, LLC received shares of our common stock for each unit held immediately prior to the corporate conversion using an approximate one-to-1.56 conversion ratio for Class B preferred units and one-to-1.45 conversion ratio for common units.
On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. Shares of our common stock began trading on the Nasdaq Stock Market on April 21, 2021 under the symbol “SKYT”.
We received net proceeds from the IPO of approximately $100.2 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.9 million. We estimate that we have utilized approximately $45 million of our IPO proceeds to pay down our revolving credit agreement, approximately $28 million of our IPO proceeds to fund capital expenditures, and approximately $27 million of our IPO proceeds to fund our operating activities.
Overview
We are a U.S. investor-owned, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. In our technology-as-a-service model, we leverage a strong foundation of proprietary technology to co-develop process technology IP with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (ICs) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, our status as a publicly-traded, U.S.- based, U.S. investor-owned pure-play technology foundry with DMEA Category 1A accreditation from the DoD, is expected to position us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and easy access to a U.S. domestic supply chain. In September 2019, we entered into a contract with the DoD to receive up to $170 million to expand and upgrade our manufacturing capabilities, specifically to build next-generation rad-hard wafer solutions for the aerospace and defense sector which will have significant benefits for other commercial markets. Our fab expansion supporting this project began operations in October 2020. In January 2021, we entered into an agreement with Osceola County, Florida to take over operation of the Center for NeoVation facility in Kissimmee, Florida to accelerate pure-play advanced packaging services for differentiated technologies.
We primarily focus on serving diversified, high-growth, end users in numerous vertical markets, including (1) advanced computation, (2) A&D, (3) automotive and transportation, (4) bio-health, (5) consumer and (6) industrial/ IoT. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our Advanced Technology Services, we specialize in co-creating with our customers advanced solutions that directly serve our end markets, such as superconducting ICs for quantum computing, integrated photonics, CNTs, MEMS, technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our focus on the differentiated analog and CMOS markets supports long product life-cycles and requirements that value performance over cost-efficiencies, and leverages our portfolio IP.
Before we began independent operations, our fab was owned and operated by Cypress as a captive manufacturing facility for 20 years. We have leveraged the Cypress system, manufacturing technology and process development capabilities to advance our product offerings. We became an independent company in March 2017 when we were acquired by Oxbow, as part of a divestiture from Cypress. Our multi-year foundry services agreement with Cypress, which ended in June 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base transferred by Cypress. Cypress was acquired in April 2020 by Infineon.
Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance in fiscal 2021 and fiscal 2020 or are reasonably likely to impact our results in the future.
•Macroeconomic and competitive conditions, including cyclicality and consolidation, affecting the semiconductor industry.
•The global economic climate, including the impact on the economy from geopolitical issues and the ongoing COVID-19 pandemic. Our business has been adversely affected by the effects of the COVID-19 pandemic. We implemented modifications to employee travel and employee work locations, as required in some cases by federal, state and local authorities, which has had a negative impact on our employee productivity. As a result of the COVID-19 pandemic, one customer reduced its research and development expenditures with us, and a second customer experienced facility shutdowns which resulted in delays in project milestones, in each case negatively affecting our revenues. Because we have a manufacturing facility, we may be vulnerable to an outbreak of a new coronavirus or other contagious diseases. The effects of such an outbreak could include the temporary shutdown of our facilities, disruptions or restrictions on the ability to ship our products to our customers, as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products or of the ability of our suppliers to delivery key components on a timely basis could have material adverse effect on our revenue and operating results. See “Risk Factors—The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition” and our consolidated financial statements for further information regarding the effects of the COVID-19 pandemic on our business.
•The impact of vaccine mandates on our workforce. In the U.S., the Food and Drug Administration issued emergency use authorization for COVID-19 vaccines and the government began extensive efforts to administer them. We have taken various steps to encourage and facilitate vaccination access for our employees, in accordance with federal guidance. We have provided flexibility for employees to get vaccinated, and strongly encouraged our workforce to take care of themselves and their colleagues. In September 2021, the White House issued an executive order and guidance from the Safer Federal Workforce Task Force broadly requiring many U.S.-based federal contractors to be fully vaccinated by December 8, 2021 (or to have an approved accommodation). In early November 2021, the federal government extended that deadline to January 18, 2022. On December 7, 2021, a federal district judge issued an order, temporarily suspending the government from enforcing the federal contractor mandate. That order is on appeal. State and local governments are also taking actions related to the pandemic, imposing additional and varying requirements on industry. We have taken, and are continuing to take, steps to encourage our employees to be fully vaccinated (or to have an approved accommodation) to protect our workplace and to position us to comply with the executive order, guidance, and related contract terms, if and as necessary, as we continue to evaluate the evolving situation and our customers’ requirements. Evolving government requirements, including regarding a vaccine mandate, along with the broader impacts of the continuing pandemic, could significantly impact our workforce and performance, as well as those of our suppliers, and result in costs that we may not be able to recover fully. We continue to take robust actions to protect the health, safety and well-being of our employees, and to serve our customers with continued performance. See “Risk Factors—Vaccination or testing mandates could have a material adverse impact on our business and results of operations” for discussion of risks associated with the potential adverse effects on our business.
•On April 18, 2020, we received proceeds of $6.5 million pursuant to a loan under the Paycheck Protection Program, or PPP, under the terms of the Coronavirus Aid, Relief, and Economic Security Act. On June 10, 2021, our PPP loan was forgiven.
•The Creating Helpful Incentives to Produce Semiconductors, or CHIPS, for America Act, in which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The U.S. Senate passed broad competitiveness legislation on June 8, 2021, through the U.S. Innovation and Competition Act, which includes $52 billion in federal investments for the domestic semiconductor research, design and manufacturing provisions in the CHIPS Act. The U.S. House of Representatives passed competitiveness legislation on February 4, 2022, through the America COMPETES Act, which also includes $52 billion in CHIPS Act investments. Both legislative chambers must reach agreement on, and pass, the joint competitiveness legislation before it can be signed into law by the President.
•Our overall level of indebtedness from our revolving credit agreement for up to $65 million, which we refer to as the Revolver, and a $39 million financing from the sale of the land and building representing our headquarters in Minnesota, which we refer to as the Financing, the corresponding interest rates charged to us by our lenders and our ability to access borrowings under the Revolver.
•Identification and pursuit of specific product and geographic market opportunities that we find attractive both within and outside the United States. We will continue to more effectively address these opportunities through research and development and allocation of additional revenue and marketing resources.
•Material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate inflation. We expect the current economic environment will result in continuing price volatility and inflation for many of our raw materials. In addition, the labor market for skilled manufacturing remains tight as the United States continues to restart the economy after the COVID-19 pandemic and our labor costs have increased as a result.
•Supply chain disruptions impacting our business. We have experienced, and may continue to experience, supply chain disruption for substrates, chemicals and spare parts in addition to customer supply chain constraints that have negatively impacted our revenue.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
•revenue and gross profit; and
•earnings before interest, taxes, depreciation and amortization, as adjusted, or adjusted EBITDA, which is a financial measure not prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, that excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. For information regarding our non-GAAP financial measure, see the section entitled “—Non-GAAP Financial Measure” below.
Results of Operations
This section contains an analysis of our results of operations presented in the accompanying consolidated statement of operations. Discussions of fiscal 2020 compared to fiscal year 2019 can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 12, 2021.
Fiscal 2021 Compared to Fiscal 2020
The following table summarizes certain financial information relating to our operating results for the years ended January 2, 2022 and January 3, 2021.

	Year Ended		Dollar Change	Percentage Change
	January 2, 2022 (1)	January 3, 2021 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$162,848	$140,438	$22,410	16%
Cost of revenue:
Cost of revenue, before inventory write-down	156,878	117,746	39,132	33%
Inventory write-down (Note 16)	13,442	—	13,442	N/A
Total cost of revenue	170,320	117,746	52,574	45%
Gross profit (loss)	(7,472)	22,692	(30,164)	(133)%
Research and development	8,747	4,208	4,539	108%
Selling, general and administrative expenses	43,595	25,032	18,563	74%
Change in fair value of contingent consideration	(2,710)	2,094	(4,804)	(229)%
Operating loss	(57,104)	(8,642)	(48,462)	(561)%
Other income (expense):
Paycheck Protection Program loan forgiveness	6,453	—	6,453	N/A
Change in fair value of warrant liability	—	780	(780)	(100)%
Loss on debt extinguishment	—	(1,434)	1,434	(100)%
Interest expense	(3,542)	(5,499)	1,957	(36)%
Total other income (expense)	2,911	(6,153)	9,064	147%
Loss before income taxes	(54,193)	(14,795)	(39,398)	(266)%
Income tax expense (benefit)	(6,790)	4,919	(11,709)	(238)%
Net loss	(47,403)	(19,714)	(27,689)	(140)%
Less: net income attributable to non-controlling interests	3,293	903	2,390	N/A
Net loss attributable to SkyWater Technology, Inc.	$(50,696)	$(20,617)	$(30,079)	(146)%
Other Financial Data:
Adjusted EBITDA (2)	$(2,629)	$14,403	$(17,032)	(118)%
__________________
(1)The consolidated statements of operations are for fiscal 2021 and fiscal 2020. Our fiscal year ends on the Sunday closest to the end of the calendar year. Fiscal 2021 and fiscal 2020 contained 52 and 53 weeks, respectively.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Revenue
Revenue increased $22.4 million, or 16%, to $162.8 million for fiscal 2021, from $140.4 million for fiscal 2020. The increase for fiscal 2021 was driven by continued momentum in revenue for our Advanced Technology Services, primarily in the aerospace and defense industry.

The following table shows revenue by services type for fiscal 2021 and fiscal 2020:

	Year Ended
	January 2, 2022	January 3, 2021

	(in thousands)
Wafer Services	$51,157	$46,418
Advanced Technology Services	111,691	94,020
Total	$162,848	$140,438
The Wafer Services revenue increase for fiscal 2021 reflected the continued rebound from 2020 levels, driven primarily by demand in the IoT and automotive industries. The Advanced Technology Services revenue increase during fiscal 2021 was driven by continued program expansion with existing customers and new program additions. Additionally, fiscal 2021 included $19.2 million of revenue recognized related to services we provide to qualify customer funded tool technologies as our customers invest in our capabilities to expand our technology platforms. During the third and fourth quarter of fiscal 2021, our Advanced Technology Services experienced supply chain challenges, hiring constraints, and continued delays in the funding of existing United States government programs. This resulted in delayed revenue for certain Advanced Technology Services and Wafer Services programs in the amount of approximately $15 million for the third and fourth quarter of 2021. This included a revised schedule for a significant complex multi-year Advanced Technology Services program originally estimated to be completed in 2021 to early 2022, causing revenue to be pushed from 2021 into 2022.
Gross profit (loss)
Gross profit (loss) decreased $30.2 million, or 133%, to $(7.5) million for fiscal 2021, from $22.7 million for fiscal 2020. The decrease was due to increased cost of revenue. The cost of revenue increase was driven by an inventory charge of $13.4 million for inventory which we were contracted by a customer to manufacture (see below for more information); increased labor costs as we ramped up our Minnesota and Florida facilities; increased wafer output which typically has a lower margin than Advanced Technology Services; increased utility and freight costs; the supply chain challenges related to supply chain disruption for substrates, chemicals, and spare parts; and investments made for long-term growth to build out our rad-hard and advanced packaging capabilities. The labor market for skilled manufacturing remained tight as the United States continued to restart the economy after the COVID-19 pandemic and we increased our average starting wage in our fabs to attract the best talent in the market. The cost of revenue increases for fiscal 2021 also reflect the additional depreciation expense related to our foundry expansion in Minnesota.
Inventory Write-down
In the fourth quarter of fiscal 2021, we recorded a full inventory write-down of $13.4 million to cost of revenue for inventory which we were contracted to manufacture for a customer. The customer's financing for its COVID-19-related business was not obtained and the customer was unable to meet it contractual payment obligations. We have filed a claim against the customer for full payment. We explored alternative sales channels, such as partnering with a customer, to sell the inventory. However, our sales efforts have not progressed and it is not probable we will recover the value of the inventory.

Research and development
Research and development costs increased to $8.7 million for fiscal 2021, from $4.2 million for the fiscal 2020. The increase of $4.5 million, or 108%, was attributable to increased personnel expense of $2.4 million; increased equity-based compensation expense of $1.1 million; and increased equipment, parts and supplies expense of $0.7 million.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $43.6 million for the first twelve months of 2021, from $25.0 million for fiscal 2020. The increase of $18.6 million, or 74%, was attributable to increased equity-based compensation expense of $7.4 million; increased personnel expense of $4.7 million due to the increase in headcount due to public company requirements and build out of strategic sales and business leadership during fiscal 2021; increased insurance expense of $2.6 million; corporate conversion and IPO related costs of $1.9 million, which includes bonus awards granted to employees upon the completion of the IPO; increased information technology expense of $1.4 million; and executive transition expense of $0.4 million.
Change in fair value of contingent consideration
Change in fair value of contingent consideration was $(2.7) million for fiscal 2021, compared to $2.1 million for fiscal 2020. The contingent consideration is based on estimated royalties owed on Advanced Technology Services revenues, with respect to which we pay a quarterly royalty through 2022. In connection with our acquisition of the business from Cypress, we recorded a contingent consideration liability for the future estimated earn-out/royalties owed on Advanced Technology Services revenues. For each reporting period thereafter, we revalued future estimated earn-out payments and record the changes in fair value of the liability in our consolidated statements of operations. The decrease for fiscal 2021 was driven by lower revenue than previously forecasted.

Change in fair value of warrant liability
Change in fair value of warrant liability was $0.8 million for fiscal 2020. We had no similar expense during 2021 as the related warrants were repurchased in December 2020.
Loss on debt extinguishment
In fiscal 2020, we expensed $1.4 million of unamortized debt issuance costs and fees in connection with the extinguishment of a term loan in September and December 2020. There were no such charges in fiscal 2021.
Interest expense
Interest expense decreased to $3.5 million for fiscal 2021, from $5.5 million for fiscal 2020. The decrease in interest expense were a result of lower debt balances and lower interest rates on our Revolver and the Financing during the fiscal 2021 compared to the interest rates charged on our previous line of credit and term loan during fiscal 2020.
Income tax expense (benefit)
Income tax expense decreased to a benefit of $6.8 million for fiscal 2021 from an expense of $4.9 million for fiscal 2020. The effective income tax rate was 12.5% for fiscal 2021 compared to (33.2)% for fiscal 2020. The effective income tax rate applied to our pre-tax loss was lower for fiscal 2021 than our statutory tax rate of 21% primarily due to a deferred tax asset valuation allowance. The income tax benefit for fiscal 2021 included the tax impact from the gain on the PPP Loan forgiveness, which is exempt from federal income taxation. The effective income tax rate applied to our pre-tax loss for fiscal 2020 differed from our statutory tax rate of 21% primarily due to the disallowed loss from the sale-leaseback transaction with Oxbow Realty and the valuation allowance on deferred tax assets, partially offset by an income tax benefit for excess tax benefits recorded for stock-based compensation vesting. Refer to Note 7 – Income Taxes in the notes to our consolidated financial statements for further discussion of income taxes.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests increased to $3.3 million for fiscal 2021 from $0.9 million for fiscal 2020. Net income attributable to non-controlling interests reflects the net income of the variable interest entity, or VIE, that we consolidate, representing the economic interest in the profits and losses of Oxbow Realty that the owners of our shareholders’ equity do not legally have rights or obligations to. Since we began consolidating Oxbow Realty in the fourth quarter of 2020, fiscal 2020 included one quarter of financial results compared to four quarters for fiscal 2021.
Adjusted EBITDA
Adjusted EBITDA decreased $17.0 million, or 118%, to $(2.6) million for fiscal 2021 from $14.4 million for fiscal 2020. The decrease in adjusted EBITDA primarily reflects decreased gross profit due to increased labor and infrastructure costs as we continue to scale our business to meet the increased demands of our customers and the requirements of being a public company. For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see “—Non-GAAP Financial Measure.”
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
We had $12.4 million in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $38.6 million as of January 2, 2022. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. In fiscal 2022, we expect to use cash in operations but anticipate the use of cash to decrease as revenue grows and realize a return from the capital investments made in fiscal 2021. We believe our operating cash flows, together with our cash on hand and current availability under the Revolver will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K. We may, however, need additional cash resources due to changed business conditions or other developments, including significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our business. To the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations, which could have an adverse impact on our business and financial prospects.
Initial Public Offering
On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. We received net proceeds from the IPO of approximately $100.2 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.9 million. We estimate that we have utilized approximately $45 million of our IPO proceeds to pay down our revolving credit agreement, approximately $28 million of our IPO proceeds to fund capital expenditures, and approximately $27 million of our IPO proceeds to fund our operating activities.
Capital Expenditures
On July 26, 2021, we announced that our board of directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase overall output by at least 40% and to enable accelerated revenue growth. The remainder is focused on expediting our entry into the gallium nitride, or GaN, market, a promising technology for electric vehicles, 5G and consumer electronics, among others due to its properties that enable higher charging efficiencies, smaller ship size, and lighter weight for many applications. We believe SkyWater can fill the need for a US-based 200 mm foundry to offer technology services for GaN-based solutions expanding the serviceable market for our technology-as-a-serviceSM model. The strategic capital investment is a multi-year strategy and we invested approximately $13.8 million during fiscal 2021.
For fiscal 2021 and 2020, we spent approximately $32.0 million and $89.9 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in fiscal 2022.
We have various contracts outstanding with third parties in connection with the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $8.2 million of contractual commitments outstanding as of January 2, 2022 that we expect to be paid in fiscal 2022 through cash on hand and operating cash flows. As of January 2, 2022, the Company had executed a capital lease, which had not yet commenced, to replace the existing nitrogen plant with a larger and more modern nitrogen generator. The capital lease has a lease term of 15 years for total payments of $14 million and is expected to commence during the first half of 2022.
Contingent Consideration
For fiscal 2021 and 2020, we made cash payments of $7.4 million and $11.3 million, respectively, related to our contingent consideration royalty liability. We expect total future cash payments to be approximately $0.8 million for contingent consideration related to this liability in the future. We anticipate our cash on hand and cash flows from operations will provide the funds necessary to settle the contingent consideration royalty liability.
Working Capital
Historically, we have depended on cash on hand, funds available under our Revolver, funds from the sale of our land and building in Minnesota, cash flows from operations, and in the future may depend on additional debt and equity financings, similar to our IPO, to finance our expansion strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot be certain that we will be able to obtain future debt or equity financings adequate for our cash requirements on commercially reasonable terms or at all.
As of January 2, 2022, we had available aggregate undrawn borrowing capacity of approximately $38.6 million under our Revolver. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. For the periods presented, our use of cash was primarily driven by our investing activities, and specifically by our investments in capital expenditures.
The following table sets forth general information derived from our statement of cash flows for fiscal 2021 and 2020:

	Year Ended
	January 2, 2022	January 3, 2021

	(in thousands)
Net cash (used in) provided by operating activities	$(55,680)	$96,195
Net cash used in investing activities	$(29,823)	$(88,177)
Net cash provided by (used in) financing activities	$90,984	$(5,187)

Cash and Cash Equivalents
At January 2, 2022 and January 3, 2021, we had $12.9 million and $7.4 million of cash and cash equivalents, respectively, including cash of $0.5 million and $0.9 million held by a variable interest entity that we consolidate.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, accounts payable, accrued expenses, and deferred revenue, all of which tend to be related and are affected by changes in the timing and volume of work performed and our increased expenditures as a public company. Net cash used in operating activities was $55.7 million during fiscal 2021, a decrease of $151.9 million from $96.2 million of net cash provided by operating activities during fiscal 2020. The decrease in cash provided by operating activities in fiscal 2021 was driven primarily by the change in our working capital accounts, specifically deferred revenue and accounts receivable, and our increased net loss, reflecting higher post-IPO costs as a public company. During the fiscal 2021, we recognized revenue from customers who funded our building expansion during fiscal 2020, which resulted in lower operating cash inflows in the current year. Additionally, accounts receivable increased during fiscal 2021 due to the timing of cash collected from customers, which also resulted in lower operating cash inflows compared to the prior year.
Investing Activities
Capital expenditures are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us meet product demand and increase our manufacturing efficiencies and capacity. We had various contracts outstanding with third parties in connection with the construction of a building expansion project to increase manufacturing capacity at our Minnesota fab.
Net cash used in investing activities was $29.8 million during fiscal 2021, a decrease of $58.4 million from $88.2 million in fiscal 2020. The decrease in cash used in fiscal 2021 reflects decreased capital spending on property and equipment as we fully complete our foundry expansion project to increase manufacturing capacity at our Minnesota facility and decreased capital spending on software.
Financing Activities
Net cash provided by financing activities was $91.0 million during fiscal 2021, an increase of $96.2 million from net cash used in financing activities of $5.2 million during fiscal 2020. The increase in fiscal 2021 was driven by the proceeds from the IPO. The increase was partially offset by net repayments on the Revolver of $6.1 million and cash paid for offering costs and distributions to our VIE of $2.9 million.
Indebtedness
Sale Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to Oxbow Realty for $39 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million, and paid a guarantee fee to our principal stockholder of $2.0 million. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease. Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the property with the proceeds received recorded as a financial obligation.
Revolving Credit Agreement
On December 28, 2020, we entered into our Revolver with Wells Fargo of up to $65 million that replaced our previous line of credit and term loan. Under the agreement, the facility is available on a revolving basis, subject to availability under a borrowing base consisting of a percentage of eligible accounts receivable, inventory and owned equipment. The Revolver can be repaid and borrowed again at any time without penalty or premium until the maturity date of December 28, 2025. The Revolver is available for issuance of letters of credit to a specified limit of $10 million.
Under the Revolver, we can elect the base rate (greatest of the federal funds rate plus 0.5%, LIBOR for a one-month period plus 1%, or the institution’s prime rate) or LIBOR for a period of one, two, three or six months as selected by us, plus a margin depending on the amount of borrowings outstanding. We will also pay a commitment fee equal to 0.25% to 0.375% of the average commitment not utilized, depending on the amount not utilized. Interest payments are due monthly.
On November 3, 2021, we entered into an amendment to the Revolver, effective as of October 1, 2021, to eliminate the requirement for us to comply with the leverage ratio financial covenant contained therein with respect to the fiscal quarters ending on or prior to July 2, 2023, so long as the remaining availability under the Revolver has equaled or exceeded $15 million. Certain financial covenants, including a fixed charge coverage ratio and leverage ratio, become applicable only if unused remaining availability falls below $15 million. As of January 2, 2022, our unused remaining availability was $38.6 million and we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months. The fixed charge coverage ratio financial covenant requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 on a rolling twelve-month basis. The fixed charge coverage ratio included in our credit agreement is defined as (A) earnings before interest, taxes, depreciation and amortization (“EBITDA”), less unfinanced capital expenditures, divided by (B) fixed charges, which are generally defined as cash interest and income taxes, scheduled principal payments on loans and contingent consideration arrangements, and restricted payments such as dividends. EBITDA, as defined, includes adjustments for such items as unusual gains or losses, equity-based compensation and management fees, as well as other adjustments. The leverage ratio financial covenant requires us to maintain a leverage ratio of no greater than 3.0 to 1.0 on a rolling twelve-month basis measured quarterly. The leverage ratio included in our credit agreement is defined as our funded indebtedness as of the measurement date divided by our EBITDA for the twelve-month period as of the measurement date.
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
The Revolver is secured by a security interest in substantially all of our accounts receivable, inventory and equipment. In connection with the Revolver, we repaid all outstanding amounts owed under our Term Loan totaling $28.2 million of principal, accrued interest and prepayment penalties. Amounts owed under our Line of Credit totaling $2.8 million of principal and accrued interest were rolled over into the Revolver and our Line of Credit was discontinued.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Debt—Refer to Note 6.
•Capital expenditure commitments—Refer to Note 13.
•Capital lease commitments—Refer to Note 13.
•Sale leaseback obligation—Refer to Note 15.
•Tax obligations—Refer to Note 7.
•Other commitments and contingencies—Refer to Note 13.
Recent Accounting Developments
For information on new accounting pronouncements, see Note 3 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with preparing our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time we prepare our consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.
On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, valuation of long-lived assets and inventory, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.
Revenue Recognition
Revenue is recognized either over time as work progresses using an output measure or at a point-in-time, depending upon contract-specific terms and the pattern of transfer of control of the product or service to the customer. Due to the nature of our contracts, there can be judgment involved in determining the performance obligations that are included in the related contract. We analyze each contract to conclude what enforceable rights and obligations exist between us and our customers. In doing so, we determine our unit of account by identifying the promises within the contract that are both (1) considered to be distinct and (2) distinct within the context of each contract.

Our performance obligations generally result in a custom product with no alternative use. This could result in over time revenue recognition to the extent there is an enforceable right to payment for work completed plus a reasonable margin. In some cases, our contracts may require judgment to conclude if this enforceable right to payment plus a reasonable margin is present and thus would result in over time revenue recognition. Generally, our contracts to provide wafers do not have an enforceable right to payment for cost plus a reasonable margin and therefore revenue from such contracts are recognized at a point in time. For a significant wafer services customer due to a change in contract terms, we began recognizing revenue under a bill and hold arrangement in fiscal 2021, whereby the customer requested and agreed to purchase product to be delivered at a later date. Under this arrangement, control transfers to the customer when the product is ready for delivery, which occurs upon completion of electrical testing, but prior to shipment to the location, and at the timing, designated by the customer. The product is separately identified as belonging to the customer, the product is ready for shipment to the customer in its current form, and we do not have the ability to direct the product to a different customer. Upon completion of electrical testing, we have the right to invoice the customer, the customer obtains legal title, and the customer has the significant risks and rewards of ownership. Our fixed price and time-and-materials contracts generally do not create an asset with alternative use, but we have an enforceable right to payment for performance completed to date plus a reasonable profit margin. For certain of our fixed price and time-and-materials contracts, the customer receives the benefits provided by our performance as we complete it. In both cases, the revenue from our fixed price and time-and-materials contracts are recognized over time as we perform.
For the majority of our fixed price contracts, revenue is recognized over time using an output method based on surveys of performance completed to date to satisfy our performance obligation. This can require judgment to determine the related measure of progress that will be assigned to the respective contract.
The terms of a contract and historical business practices can, but generally do not, give rise to variable consideration. We estimate variable consideration at the most likely amount we will receive from customers. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. In general, variable consideration in our contracts relates to the entire contract. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us at contract inception and require judgment. We have no significant instances where variable consideration is constrained and not recorded at the initial time of sale. In addition, we have not experienced significant changes to our estimates and judgments related to variable consideration in our contracts.
If we make material changes to our assumptions, we may have cumulative catch-up adjustments to make in the financial statements related to revenue previously recognized. No material gross favorable or unfavorable changes to our material long-term contracts existed for fiscal 2021 or fiscal 2020.
Inventory
We produce inventory against specific customer purchase orders. Inventory is stated at the lower of cost or net realizable value, cost being determined under the first-in, first-out method. The total carrying value of our inventory is reduced for any difference between cost and estimated net realizable value, calculated as the estimated selling price less estimated costs of completion. Determining net realizable value of inventories involves significant judgments, including projecting future average selling price, future sales volumes, and estimated costs of completion.
When estimated net realizable values are below our manufacturing costs or excess, obsolete or unsellable inventory exists, we record a write-down to cost of revenue in advance of when inventories are actually sold. As a result, the timing of when product costs are charged to costs of goods sold can vary significantly. Once the carrying value of inventory is reduced, it is maintained until the product to which it relates to is sold or otherwise disposed of.
We also regularly review inventory quantities on hand to determine whether we are holding inventory that is excess, obsolete or unsellable based upon assumptions about future demand.

Although we manufacture against specific purchase orders, our customers may not be able to fulfill their contractual obligations. In fiscal 2021, we recorded a full inventory write-down of $13.4 million for inventory which we were contracted to manufacture for a specific customer. The customer's financing for its COVID-19 related business was not obtained and the customer was unable to meet it contractual payment obligations. We filed a claim against the customer for full payment and explored alternative sales channels, such as partnering with a customer, to sell the inventory. However, our sales efforts have not progressed. Given the nature of this arrangement and type of inventory, the valuation is uncertain and it is not probable we will recover the value of the inventory. The write-down of inventory manufactured for this specific customer is recorded separately in our consolidated statement of operations within cost of revenue. All other write-downs of our inventory are recorded within the caption Cost of revenue.
Income Taxes
In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions regarding the reversal of temporary differences. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business.
We currently have recorded a valuation allowance that we will maintain until, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of a decrease in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on future taxable income. Any reduction in future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings. Because the determination of the amount of deferred tax assets that can be realized is based, in part, on our forecast of future profitability, it is inherently uncertain and subjective. Changes in market conditions and our assumptions may cause the actual future profitability to differ materially from our current expectation, which may require us to increase or decrease the valuation allowance. As of January 2, 2022 and January 3, 2021, our net deferred tax assets (liabilities) prior to the valuation allowance were $8.8 million and $(6.4) million, respectively. The increase in the net deferred tax asset in fiscal 2021 was mainly due to additional temporary differences involving revenue recognition, inventory valuation and our generation of net operating loss carryforwards. Our valuation allowance as of January 2, 2022 and January 3, 2021, was $9.8 million and $1.6 million, respectively, and increased primarily due to the increase in the net deferred tax asset.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our financial condition, results of operations or cash flows.
Long-lived Assets
We review long-lived assets, including property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances, known as triggering events, indicate that the asset's carrying amount may not be recoverable. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset or asset group, negative changes in industry conditions, a significant change in a long-lived asset's use or physical condition and the introduction of competing technologies. For purposes of impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset or asset group, the asset group is not recoverable and impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset or asset group. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset over its remaining useful life. These estimated discounted cash flows are inherently subjective and include significant assumptions, specifically the forecasted revenue, forecasted operating margins, and require estimates based upon historical experience and future expectations. Due to our history of operating losses and uncertainty with forecasts, we utilized third party appraisers to assess the estimated fair value of our long-lived asset group. The estimated fair value of our long-lived assets exceeded the carrying value. As such, we did not experience an impairment of our long-lived assets despite having triggering events during fiscal 2021 and fiscal 2020.
Appraisals utilize various approaches to determine fair value, including the income approach, the sales comparison approach and the cost approach. Each appraisal approach is inherently subjective and includes significant assumptions, specifically the comparability of similar properties or equipment, the potential income and expenses that would be derived or incurred to rent those long-lived assets, obsolescence factors, and capitalization and discount rates.

Non-GAAP Financial Measure
Our audited consolidated financial statements are prepared in accordance with U.S. GAAP. To supplement our audited consolidated financial statements presented in accordance with U.S. GAAP, an additional non-GAAP financial measure is provided and reconciled in the following table.
We provide supplemental non-GAAP financial information that our management utilizes to evaluate our ongoing financial performance and provide additional insight to investors as supplemental information to our U.S. GAAP results. We use adjusted EBITDA to provide a baseline for analyzing trends in our business and to exclude certain items that may not be indicative of our core operating results. The use of non-GAAP financial information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measure. In addition, because our non-GAAP measure is not determined in accordance with U.S. GAAP, it is susceptible to differing calculations, and not all comparable or peer companies may calculate their non-GAAP measures in the same manner. As a result, the non-GAAP financial measure presented in this Annual Report on Form 10-K may not be directly comparable to similarly titled measures presented by other companies.
This non-GAAP financial measure should not be considered as an alternative to, or more meaningful than, net income determined in accordance with U.S. GAAP.
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net income (loss) before interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation and certain other items that we do not view as indicative of our ongoing performance, including fair value changes in contingent consideration, fair value changes in warrants and management fees, inventory write-down, corporate conversion and IPO related costs, Paycheck Protection Program Loan forgiveness, SkyWater Florida start-up costs, net income attributable to non-controlling interests, and management transition expense.
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

	Year Ended
	January 2, 2022	January 3, 2021

Net loss attributable to SkyWater Technology, Inc.	$(50,696)	$(20,617)
Interest expense	3,542	5,499
Income tax (benefit) expense	(6,790)	4,919
Depreciation and amortization	27,368	18,866
EBITDA	(26,576)	8,667
Inventory write-down (1)	13,442	—
Paycheck Protection Program loan forgiveness	(6,453)	—
Corporate conversion and initial public offering related costs (2)	1,934	—
SkyWater Florida start-up costs (3)	1,147	—
Management transition expense (4)	435	—
Fair value changes in contingent consideration (5)	(2,710)	2,094
Equity-based compensation (6)	12,527	2,640
Fair value changes in warrants (7)	—	(780)
Management fees (8)	332	879
Net income attributable to non-controlling interests (9)	3,293	903
Adjusted EBITDA	$(2,629)	$14,403
__________________
(1)Represents a full write-down for inventory which we were contracted to manufacture for a specific customer. See Note 16 – Inventory Write-down in the notes to our consolidated financial statements for additional information.
(2)Represents expenses directly associated with the corporate conversion and IPO, such as professional, consulting, legal and accounting services. This also includes bonus awards granted to employees upon the completion of the IPO. These expenses are not indicative of our ongoing costs and were discontinued following the completion of our initial public offering.
(3)Represents start-up costs associated with our 200 mm advanced packaging facility in Kissimmee, Florida, which includes legal fees, recruiting expenses, retention awards and facility start-up expenses. These expenses are not indicative of our ongoing costs and will be discontinued following completion of the start-up of SkyWater Florida.
(4)Represents expense for the departure of our former Chief Administrative Officer, which includes primarily severance benefits.
(5)Represents non-cash valuation adjustment of contingent consideration to fair market value during the period.
(6)Represents non-cash equity-based compensation expense.
(7)Represents non-cash valuation adjustment of warrants to fair market value during the period.
(8)Represents a related party transaction with Oxbow, our principal stockholder. As these fees are not part of the core business, will not continue after our IPO and are excluded from management’s assessment of the business, we believe it is useful to investors to view our results excluding these fees.
(9)Represents net income attributable to our VIE, which was formed for the purpose of purchasing our land and building with the proceeds of a bank loan. Since depreciation and interest expense are excluded from net loss in our adjusted EBITDA financial measure, we also exclude the net income attributable to the VIE.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our debt due to fluctuations in applicable market interest rates as described below. In the future, our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.
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
Interest Rate Risk
As of January 2, 2022, the outstanding balance of our Revolver was $26.2 million, which bears interest at a variable rate. As of January 2, 2022, the rate in effect was 4.75%, which reflects a base rate of 3.25% plus applicable margin of 1.50%. Based on the outstanding balance of our Revolver at January 2, 2022, a 100 basis point increase in the interest rate would increase interest expense by $0.3 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of
SkyWater Technology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SkyWater Technology, Inc. and subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows, for each of the two years in the period ended January 2, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 9, 2022

We have served as the Company’s auditor since 2019.

SKYWATER TECHNOLOGY, INC.
Consolidated Balance Sheets

	January 2, 2022	January 3, 2021

	(in thousands, except share and unit data)
Assets
Current assets:
Cash and cash equivalents	$12,917	$7,436
Accounts receivable, net	39,381	29,995
Inventories	17,500	27,169
Prepaid expenses and other current assets	3,854	11,972
Income tax receivable	745	—
Total current assets	74,397	76,572
Property and equipment, net	180,475	178,078
Intangible assets, net	3,891	4,561
Other assets	4,835	3,998
Total assets	$263,598	$263,209
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$1,021	$2,772
Accounts payable	7,637	16,792
Accrued expenses	17,483	25,496
Income taxes payable	—	1,710
Current portion of contingent consideration	816	8,904
Deferred revenue - current	20,808	30,653
Total current liabilities	47,765	86,327
Long-term liabilities:
Long-term debt, less current portion and unamortized debt issuance costs	58,428	69,828
Contingent consideration, less current portion	—	1,996
Long-term incentive plan	4,039	3,185
Deferred revenue - long-term	88,094	95,399
Deferred income tax liability, net	995	8,058
Other long-term liabilities	4,350	—
Total long-term liabilities	155,906	178,466
Total liabilities	203,671	264,793
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value per share (80,000,000 and zero shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 and zero shares authorized; 39,836,038 and zero shares issued and outstanding)	398	—
Additional paid-in capital	115,208	—
Class A preferred units (zero and 2,000,000 units authorized; zero issued and outstanding)	—	—
Class B preferred units (zero and 18,000,000 units authorized; zero and 18,000,000 units issued and outstanding)	—	—
Common units (zero and 5,000,000 units authorized; zero and 3,057,344 units issued; zero and 2,107,452 outstanding)	—	3,767
Accumulated deficit	(54,479)	(3,783)
Total shareholders’ equity (deficit), SkyWater Technology, Inc.	61,127	(16)
Non-controlling interests	(1,200)	(1,568)
Total shareholders’ equity (deficit)	59,927	(1,584)
Total liabilities and shareholders’ equity	$263,598	$263,209
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Operations

	Year Ended
	January 2, 2022	January 3, 2021

	(in thousands, except share, unit and per share and unit data)
Revenue	$162,848	$140,438
Cost of revenue:
Cost of revenue, before inventory write-down	156,878	117,746
Inventory write-down (Note 16)	13,442	—
Total cost of revenue	170,320	117,746
Gross profit (loss)	(7,472)	22,692
Research and development	8,747	4,208
Selling, general and administrative expenses	43,595	25,032
Change in fair value of contingent consideration	(2,710)	2,094
Operating loss	(57,104)	(8,642)
Other income (expense):
Paycheck Protection Program loan forgiveness	6,453	—
Change in fair value of warrant liability	—	780
Loss on debt extinguishment	—	(1,434)
Interest expense	(3,542)	(5,499)
Total other income (expense)	2,911	(6,153)
Loss before income taxes	(54,193)	(14,795)
Income tax expense (benefit)	(6,790)	4,919
Net loss	(47,403)	(19,714)
Less: net income attributable to non-controlling interests	3,293	903
Net loss attributable to SkyWater Technology, Inc.	$(50,696)	$(20,617)
Net loss per share attributable to common shareholders, basic and diluted:	$(1.76)
Net loss per unit attributable to Class B preferred unitholders, basic and diluted:		$(1.15)
Weighted average shares used in computing net loss per common share, basic and diluted:	29,038,174
Weighted average units used in computing net loss per Class B preferred unit, basic and diluted:		18,000,000
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders' Equity (Deficit)
(in thousands)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 29, 2019	—	$—	18,000	$—	—	$7,333	—	$—	—	$—	$—	$16,834	$24,167	$—	$24,167
Unit-based compensation	—	—	—	—	—	488	—	—	—	—	—	—	488	—	488
Exercise of common unit options	—	—	—	—	3,053	31	—	—	—	—	—	—	31	—	31
Repurchase of common units	—	—	—	—	(950)	(4,085)	—	—	—	—	—	—	(4,085)	—	(4,085)
Issuance of restricted common units	—	—	—	—	5	—	—	—	—	—	—	—	—	—	—
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,471)	(2,471)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,617)	(20,617)	903	(19,714)
Balance at January 3, 2021	—	$—	18,000	$—	2,108	$3,767	—	$—	—	$—	$—	$(3,783)	$(16)	$(1,568)	$(1,584)
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders' Equity (Deficit)
(in thousands)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at January 3, 2021	—	$—	18,000	$—	2,108	$3,767	—	$—	—	$—	$—	$(3,783)	$(16)	$(1,568)	$(1,584)
Unit-based compensation	—	—	—	—	—	5	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	(2)	—	—	—	—	—	—	—	—	—	—
Corporate conversion	—	—	(18,000)	—	(2,106)	(3,772)	—	—	31,056	311	3,461	—	—	—	—
Issuance of common stock sold in initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	8,004	80	100,082	—	100,162	—	100,162
Issuance of common stock pursuant to equity compensation plans	—	—	—	—	—	—	—	—	776	7	(7)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,672	—	11,672	—	11,672
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,925)	(2,925)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(50,696)	(50,696)	3,293	(47,403)
Balance at January 2, 2022	—	$—	—	$—	—	$—	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Year Ended
	January 2, 2022	January 3, 2021

	(in thousands)
Cash flows from operating activities:
Net loss	$(47,403)	$(19,714)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	27,368	18,866
Inventory write-down	13,442	—
Long-term incentive and stock-based compensation	12,533	2,640
Amortization of debt issuance costs included in interest expense	621	1,661
Gain on Paycheck Protection Program loan forgiveness	(6,453)	—
Gain on sale of property and equipment	(2,012)	(1,124)
Change in fair value of contingent consideration	(2,710)	2,094
Cash paid for contingent consideration in excess of initial valuation	(7,374)	(7,296)
Deferred income taxes	(7,063)	2,387
Non-cash revenue related to customer equipment	(2,481)	—
Foundry services obligation	—	(3,732)
Loss on debt extinguishment	—	1,434
Change in fair value of warrant liability	—	(780)
Changes in operating assets and liabilities:
Accounts receivable	(9,387)	31,452
Inventories	(3,773)	(11,175)
Prepaid expenses and other assets	5,098	(9,411)
Accounts payable	(5,912)	483
Accrued expenses	(569)	11,601
Deferred revenue	(17,150)	74,578
Income tax payable and receivable	(2,455)	2,231
Net cash (used in) provided by operating activities	(55,680)	96,195
Cash flows from investing activities:
Purchase of software and licenses	(1,220)	(4,085)
Proceeds from sale of property and equipment	2,159	1,676
Purchases of property and equipment	(30,762)	(85,768)
Net cash used in investing activities	(29,823)	(88,177)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriting discounts and commissions	104,212	—
Cash paid for offering costs	(1,867)	(2,183)
Proceeds from Financing	—	39,000
Proceeds from Paycheck Protection Program loan	—	6,453
Repayment of term loan	—	(38,270)
Cash paid for term loan extinguishment	—	(405)
Net repayment on line of credit	—	(12,380)
Net repayment on Revolver	(6,081)	32,303
Repayment of Financing	(990)	—
Cash paid for capital leases	(1,115)	—
Cash paid for debt issuance costs	(250)	(5,182)
Repurchase of warrants	—	(14,000)
Repurchase of common units	—	(4,085)
Cash paid for contingent consideration	—	(3,998)
Proceeds from exercise of common unit options	—	31
Distributions to VIE member	(2,925)	(2,471)
Net cash provided by (used in) financing activities	90,984	(5,187)
Net change in cash and cash equivalents	5,481	2,831
Cash and cash equivalents - beginning of period	7,436	4,605
Cash and cash equivalents - end of period	$12,917	$7,436
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Year Ended
	January 2, 2022	January 3, 2021

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,738	$4,444
Income taxes	2,923	149
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$2,168	$15,614
Equipment acquired through capital lease obligations	3,511	—
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share, unit and per share and unit data)

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
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (1) no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the earliest of (1) the last day of the first fiscal year (A) following the fifth anniversary of the completion of our initial public offering, (B) in which our total annual gross revenue is at least $1.07 billion or (C) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Corporate Conversion and Initial Public Offering
Effective April 14, 2021, we converted into a Delaware corporation pursuant to a statutory conversion and changed our name to SkyWater Technology, Inc. Previously, we operated as a Delaware limited liability company under the name CMI Acquisition, LLC. As a result of the corporate conversion, the holders of the different series of units of CMI Acquisition, LLC, became holders of common stock and options to purchase common stock of SkyWater Technology, Inc. The number of shares of common stock that holders of Class B preferred units and common units were entitled to receive in the corporate conversion was determined in accordance with a plan of conversion, which was based upon the terms of the CMI Acquisition, LLC operating agreement, and varied depending on which class of Units a holder owned. See Note 9 – Shareholders’ Equity.
On April 23, 2021, we completed our initial public offering (“IPO”) and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. Shares of common stock began trading on the Nasdaq Stock Market on April 21, 2021 under the symbol “SKYT”.
We received net proceeds from the IPO of approximately $100,162 after deducting underwriting discounts and commissions of $7,844 and offering costs of approximately $4,050. We have used the proceeds from the IPO to pay down our revolving credit facility, fund capital expenditures, and fund our operating activities. On July 26, 2021, we announced that our Board of Directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase our output. The strategic capital investment is a multi-year strategy and we invested approximately $13,800 during the year ended January 2, 2022.
Note 2 Basis of Presentation and Principles of Consolidation
The consolidated financial statements are presented in thousands of U.S. dollars (except unit and per unit information) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation
Our consolidated financial statements include our assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which we have a controlling financial interest, SkyWater Technology Foundry, Inc. (“SkyWater Technology Foundry”), SkyWater Federal, LLC (“SkyWater Federal”), SkyWater Florida, Inc. (“SkyWater Florida”) and variable interest entities (“VIE”) for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated statements of operations, shareholders’ equity (deficit) and cash flows are for the years ended January 2, 2022 and January 3, 2021. Our fiscal year ends on the Sunday closest to the end of the calendar year. The years ended January 2, 2022 and January 3, 2021 contained 52 weeks and 53 weeks, respectively.

Reclassifications
Prior year amounts related to selling and marketing expenses and general and administrative expenses were combined to conform to the current year's presentation of selling, general and administrative expenses. This combination of expenses had no effect on our reported financial position or results of operations.
Use of Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates.
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
Under the two-class method, income or losses are allocated between the common shareholders and the Class B preferred unitholders. The two-class method includes an allocation formula that determines income or loss per unit for each class according to preferred dividends and undistributed earnings or losses for the period. Our reported net loss for the year ended January 2, 2022, prior to our IPO, is increased by the amount allocated to the Class B preferred units to arrive at the loss allocated to common shareholders for purposes of calculating net loss per share. For the year ended January 3, 2021, we did not apply the two-class method since only Class B preferred units were the lowest level of equity subordination until common units were issued in December 2020. As a result of our April 2021 corporate conversion and IPO, the number of common shares used to compute net loss per common share for the year ended January 2, 2022 was retrospectively adjusted to reflect the conversion akin to a split-like situation. Our historical balance sheets reflect the number of common units outstanding prior to the corporate conversion and no adjustment was made.
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the year, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares and potentially dilutive securities outstanding for the year determined using the treasury-stock method. Because we reported a net loss for the years ended January 2, 2022 and January 3, 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of units used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At January 2, 2022 and January 3, 2021, there were restricted stock units and stock options totaling 2,731,000 and 2,329,000, respectively, excluded from the computation of diluted weighted-average because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the year ended January 2, 2022:

Year Ended January 2, 2022

(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(50,696)
Undistributed preferred return to Class B preferred unitholders	(398)
Net loss attributable to common shareholders	$(51,094)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	29,038
Net loss per common share, basic and diluted	$(1.76)
(1)    The weighted-average common shares outstanding for the year ended January 2, 2022 reflects the retrospective adjustment for the April 14, 2021 corporate conversion of 2,105,936 common units into 3,060,343 shares of common stock. The April 14, 2021 corporate conversion of 18,000,000 Class B preferred units into 27,995,400 shares of common stock is reflected prospectively on the date of conversion for the year ended January 2, 2022.
The following table sets forth the computation of basic and diluted net loss per unit attributable to Class B preferred unitholders for the year ended January 3, 2021.

Year Ended January 3, 2021

(in thousands, except per unit data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(20,617)
Denominator:
Weighted-average Class B preferred units outstanding, basic and diluted	18,000
Net loss per unit attributable to Class B preferred unitholders, basic and diluted	$(1.15)
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
We are accounting for the CfN Lease as a lease. Given the nominal minimum lease payments required under the lease, the impact to our consolidated balance sheets was insignificant. As we perform under the agreements, expenses we incur and any revenue we are able to generate from the operations of CfN will be included in our consolidated statements of operations as they are incurred or earned. If we are able to reach and maintain full capacity in the CfN for a minimum period of 20 years, Osceola will convey the land, buildings and equipment to us for no consideration at the end of the CfN Lease. At such time that we believe the conveyance of the land, buildings and equipment is reasonably assured, we will record those assets on our consolidated balance sheet at fair value and record a corresponding deferred gain. We will subsequently depreciate the assets over their remaining economic life and recognize an equivalent amount of income from the amortization of the deferred gain.
Operating Segment and Geographic Information
Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business as one operating segment. See Note 4 – Revenue, for disclosure of revenue by country. All of our long-lived assets are located in the United States.

Note 3 Summary of Significant Accounting Policies
Cash and Cash Equivalents
All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in our deposit accounts.
Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the need for an allowance for doubtful accounts by identifying troubled accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. We did not have an allowance for doubtful accounts at January 2, 2022 or January 3, 2021.
Inventories
Inventories consist of wafer raw materials, work in process, and supplies and spare parts. Cost is determined on the first-in, first-out basis. Raw materials are stated at weighted-average cost, while work in process inventory is stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. When net realizable value (which requires projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories) is below cost, we record a charge to cost of goods sold to write down inventories to their estimated net realizable value in advance of when inventories are actually sold. Supplies and spare parts are measured at cost and expensed when utilized. Supplies and spare parts are classified as inventory if expected use is within one year. Supplies and spare parts not expected to be used within one year are classified as other assets in our consolidated balance sheets. As discussed in Note 16 – Inventory Write-down, the write-down of inventory which we were contracted to manufacture for a specific customer is recorded separately in our consolidated statement of operations within cost of revenue. All other write-downs of our inventory are recorded within the caption Cost of revenue.
Deferred Offering Costs
Prior to the IPO, deferred offering costs were capitalized and consisted of fees incurred in connection with the anticipated sale of our common stock and included legal, accounting, printing, and other IPO-related costs. The balance of deferred offering costs included within prepaid assets and other current assets at January 3, 2021 was $2,183. Upon completion of the IPO, these deferred costs totaling $4,050 were reclassified to equity and recorded against the proceeds from the offering.
Property and Equipment
Property and equipment acquired in the normal course of business are initially recorded at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in our consolidated statement of operations. Depreciation has historically been computed using the straight-line method over the estimated useful lives of the assets which are generally seven to ten years for machinery and equipment and 25 years for buildings.
In December 2021, we completed an assessment of the useful lives of our machinery and equipment and adjusted the estimated useful life from seven years to ten years to better reflect the estimated periods during which the assets will remain in service. This change in accounting estimate was effective beginning in December of 2021 on a prospective basis for all machinery and equipment acquired after March 1, 2017, the date in which we became an independent company as part of a divestiture from Cypress. The effect of this change in estimate was not material to our reported net loss per share for the year ended January 2, 2022.
Intangible Assets
Our intangible assets consist of a customer list, recorded at fair value in connection with our acquisition of the business from Cypress Semiconductor Inc. (“Cypress”), and software and licenses, initially recorded at cost. Amortization is computed using the straight-line method over an estimated useful life of 4.25 years for the customer list, which is fully depreciated as of January 2, 2022, and 3 to 6 years for software and licenses.
Impairment of Long-Lived Assets
We review our long-lived assets, including property and equipment and intangible assets, to determine potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. Due to our history of operating losses and uncertainty with forecasts, we utilized third-party appraisers to assess the estimated fair value of our long-lived asset group. If such assets are considered impaired, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of long-lived assets. Management determined that there was no impairment of long-lived assets during the years ended January 2, 2022 and January 3, 2021.
Deferred Debt Issuance Costs
Deferred debt issuance costs consist of costs incurred in relation to obtaining our financing and revolving credit facility. These costs are amortized over the life of the related agreements using the effective interest method for our financing and the straight-line method for our revolving credit facility. The amortization of these costs is included in interest expense. The unamortized debt issuance costs and debt discount are presented as a direct reduction from the outstanding borrowings in our consolidated balance sheet. Unamortized deferred debt issuance costs and debt discount at the time of an extinguishment of debt are charged to interest expense, as are third party costs of a modification.
Contingent Consideration
In connection with our acquisition of the business from Cypress, the purchase price of the acquisition was allocated to assets acquired and liabilities assumed and did not result in any goodwill being recorded. We recorded a contingent consideration liability of $24,900 for the future estimated earn-out/royalties owed on Advanced Technology Services revenues, at fair value as of the acquisition date in March 2017. For each reporting period thereafter, we revalued future estimated earn-out payments and recorded the changes in fair value of the liability in our consolidated statements of operations.
The royalties represented a declining percentage of revenue generated by the sale of Advanced Technology Services through 2021, and were paid quarterly. Royalties of $7,374 and $11,294 were paid during the years ended January 2, 2022 and January 3, 2021, respectively. During the same periods, we recorded royalty expense (benefit) of $(2,710) and $2,094 to reflect the change in fair value of the contingent consideration obligation in our consolidated statements of operations. The last remaining amounts owed to Cypress related to contingent consideration will be paid in fiscal 2022.
Foundry Services Obligation
The foundry services agreement (“FSA”) obligation relates to a take-or-pay supply contract for us to provide semiconductor wafers to our main customer for a period of 40 months starting March 1, 2017, the date we acquired the business from Cypress. The contract obligation results from fixed pricing in the supply contract and a deferred volume discount that were determined to be out of market. The fair value of the FSA was estimated to be an obligation of $26,200, as of March 1, 2017, using the income approach and is not subsequently remeasured. The volume discount portion of the liability is recognized as revenue to offset the volume discounts made by us, while the fixed priced portion of the liability is amortized to revenue monthly using the straight-line method. The FSA obligation ended in June 2020.
Variable Interest Entities
We evaluate whether an entity is a VIE based on the sufficiency of the entity’s equity at risk and by determining whether the equity holders have the characteristics of a controlling financial interest. To determine if we are the primary beneficiary of a VIE, we assess whether we have the power to direct the activities that most significantly impact the economic performance of the entity as well as the obligation to absorb losses or the right to receive benefits that may be significant to the entity. These determinations are both qualitative and quantitative, and they require us to make judgments and assumptions about the entity’s forecasted financial performance and the volatility inherent in those forecasted results. We regularly review all existing entities for events that may result in an entity becoming a VIE or us becoming the primary beneficiary of an existing VIE. See Note 17 – Variable Interest Entities. Non-controlling interests reported in shareholders’ equity (deficit) on the consolidated balance sheets represent the ownership interests in the consolidated VIE held by entities or persons other than CMI.
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To recognize revenues, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenues when or as we satisfy a performance obligation. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. At contract inception, we apply judgment in determining the customer’s ability and intention to pay amounts entitled to us when due based on a variety of factors including the customer’s historical payment experience. See below and Note 4 – Revenue, for further discussion of our revenue characteristics.
Performance Obligations
We primarily derive revenue from two sources: the sale of wafers (Wafer Services) and the sale of non-recurring engineering services (Advanced Technology Services).

Wafer Services
Wafers are goods that are generally customer specific, highly customized and have no alternative use to us. For most of our contracts, we have determined that we do not have an enforceable right to obtain payment for performance completed to date plus a reasonable margin should a customer cancel an incomplete contract for reasons other than a failure by us to perform as promised. Accordingly, revenue from the sale of wafers is recognized at a point in time when control of the goods is transferred to the customer, which occurs upon shipment or receipt by the customer, depending on the contract terms. For a significant wafer services customer due to a change in contract terms, we began recognizing revenue under a bill and hold arrangement during the year ended January 2, 2022, whereby the customer requested and agreed to purchase product to be delivered at a later date. Under this arrangement, control transfers to the customer when the product is ready for delivery, which occurs upon completion of electrical testing, but prior to shipment to the location, and at the timing, designated by the customer. The product is separately identified as belonging to the customer, the product is ready for shipment to the customer in its current form, and we do not have the ability to direct the product to a different customer. Upon completion of electrical testing, we have the right to invoice the customer, the customer obtains legal title, and the customer has the significant risks and rewards of ownership. Invoices are generally issued upon shipment of the goods (or completion of electrical testing) and payable within 30 days.
For those contracts where we have determined that we do have an enforceable right to obtain payment for performance completed to date plus a reasonable margin, revenue is recognized over time using an input method based on costs incurred, which faithfully depicts the progress to meet our obligations under the contract.
Advanced Technology Services
Our Advanced Technology Services result in the customer simultaneously receiving and consuming the benefits provided by our performance because the customer has contractual rights to obtain the engineering, design and development processes in progress and could complete the services on their own or through a third party. Thus, revenue is recognized over time as we perform. Revenue from the sale of Advanced Technology Services is generated from two types of contracts:
1) Time-and-materials contracts (“T&M”) - Under T&M contracts, revenue is recognized over time using the right to invoice practical expedient, as the invoiced amount reflects the value transferred to the customer for performance completed to date for which we have a right to payment. Invoices are generally issued monthly and payable within 30 days.
2) Fixed priced research and development contracts (“Fixed Price”) - For Fixed Price contracts, revenue is recognized over time using an output method based on surveys of performance completed to date or contractual milestones if they correlate directly with the progress to satisfy our performance obligation. We have an enforceable right to payment for the performance of work completed up to contractually agreed upon milestones. Invoices are issued based on the milestones outlined in the contract, which are generally payable within 30 days.
We generally expense incremental costs of obtaining a contract when the amortization period would be less than one year. We made an accounting policy election to exclude from the measurement of revenues any sales or similar taxes collected from customers. We also elected to include freight and handling costs in cost of revenue and treat shipping, after control transfers to the customer, as a fulfillment activity.
In the normal course of business, we do not accept product returns unless the item is defective as manufactured. We generally warrant our products against defects for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement. We do not offer an incremental service-type warranty on a standalone basis apart from providing assurance that the product will function as intended. Warranty returns have been historically insignificant and as such no allowance for future returns is recorded in the financial statements.
Advertising Costs
We expense advertising costs as they are incurred. Advertising expense for the years ended January 2, 2022 and January 3, 2021 totaled $107 and $268, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include all costs incurred related to internal technology and process improvements and non-customer funded technology transfers.
Licensed Technology
We license technology and pay royalties based on the revenue of the related products sold by us. Royalties are expensed as incurred and included in cost of revenue in our consolidated statements of operations.
Share-Based Compensation
Compensation cost under our share-based compensation plans is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period. Forfeitures reduce compensation expense in the period they occur. We use the Black-Scholes option-pricing model to measure the grant-date-fair-value of awards. The Black-Scholes model requires certain assumptions to determine an award’s fair value, including expected term, risk-free interest rate, expected volatility, expected dividend yield and fair value of underlying unit of equity to which the award relates.

Income Taxes
We are taxed as a C corporation. Income taxes are accounted for under the liability method. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We recognize interest and penalties within interest expense and income tax expense, respectively, in our consolidated statement of operations.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we will adopt the new standard on January 3, 2022 for our year ending January 1, 2023. We do not expect the adoption of Topic 842 will have a material impact on our consolidated financial statements.
In June 2016, the FASB issued a new credit loss accounting standard, ASU 2016-13, Current Expected Credit Losses (“Topic 326”). This guidance replaces the current allowance for loan and lease loss accounting standard and focuses on estimation of expected losses over the life of the loans instead of relying on incurred losses. The standard is effective for certain public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, we intend to adopt the new standard on January 2, 2023 for our year ending December 31, 2023. However if we lose our emerging growth company status prior to our intended adoption date, we may be required to adopt the new standard in the year we lose such status. We do not expect adopting Topic 326 will have a material impact on our consolidated financial statements.
Note 4 Revenue
On March 6, 2020, we executed a contract for total consideration of $32,431 that includes the sale of equipment and the right to use of a portion of our existing facility to produce wafers using the customer’s equipment. We determined that the contract had one performance obligation related to the sale of the equipment to the customer and the installation of the customer’s equipment in our facility, and a lease component for the right to use our facility. The contractual amounts that relate to revenue from contracts with customers and the lease were $11,431 and $21,000, respectively. We allocated the consideration to the equipment based on estimated standalone selling prices. We are recognizing the revenue allocated to the equipment at the point in time in which control passes to the customer. We are recognizing revenue from the lease component over the estimated term of the lease – or 4.5 years.
During 2019, we signed a long-term contract for $79,783 that includes funding for additional manufacturing capacity (expansion of existing facilities and the purchase of new equipment). On March 17, 2020, we executed a contract modification to amend this contract for additional consideration of $25,642. Under the original contract, the customer (1) has a first right of refusal to future manufacturing capacity and product that is discounted over a period of approximately five years, which represents a material right and (2) purchased certain Advanced Technology Services. Advanced Technology Services will be completed over a period of approximately two years and revenue allocated to the Advanced Technology Services performance obligation are recognized over time as the performance obligation is satisfied. Consideration allocated to the material right will be recognized when or as the options are exercised or expire, which is expected to occur over the estimated period in which the customer can exercise its option and benefit from purchasing discounted product. The customer, therefore, has a right to acquire a finite number of goods at a discount over the five-year period and such right is either exercised or expires over that term. Our customer’s ability to exercise its option to acquire product at a discount will begin once the expansion is completed and continue for a period of approximately five years.
Through the 2020 modification, the customer executed options for additional equipment commitments that we will own, which will increase our capacity to provide discounted product, and to extend the material right within the contract from five to seven years. We allocated the additional consideration from the modification to the existing performance obligations based upon our use of observable inputs that faithfully depict the selling price of the promised goods or services if we sold them separately to a similar customer.
BRIDG
In connection with the TED Agreement and CfN Lease as discussed in Note 2 – Basis of Presentation and Principles of Consolidation–Center for NeoVation, we executed the LOA pursuant to which we agreed to provide engineering and test wafer services as requested by BRIDG based on our standard hourly and activity-based rates, which we are accounting for as revenue over time as we perform. In addition, we agreed to provide BRIDG access to the cleanrooms in the facilities that are subject to the TED Agreement and the CfN Lease for an access fee of approximately $15,000, less facility expenses incurred by BRIDG of approximately $1,650. We are accounting for the access fee as a stand-ready obligation with revenue recognized ratably over 38 months, the life of BRIDG’s third-party contracts for which we are a subcontractor.
Disaggregate Revenue
The following table discloses revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Year Ended January 2, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$51,157	$—	$—	$51,157
Advanced Technology Services
T&M	—	48,318	—	48,318
Fixed Price	—	58,705	—	58,705
Other	—	—	4,668	4,668
Total Advanced Technology Services	—	107,023	4,668	111,691
Total revenue	$51,157	$107,023	$4,668	$162,848

	Year Ended January 3, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Revenue recognized from foundry services obligation	Total Revenue
Wafer Services	$46,019	$—	$—	$399	$46,418
Advanced Technology Services
T&M	—	64,155	—	—	64,155
Fixed Price	—	29,476	—	—	29,476
Other	—	—	389	—	389
Total Advanced Technology Services	—	93,631	389	—	94,020
Total revenue	$46,019	$93,631	$389	$399	$140,438
The following table discloses revenue by country as determined based on customer address:

	Year Ended
	January 2, 2022	January 3, 2021
United States	$141,106	$118,480
United Kingdom	9,226	7,559
Canada	6,216	9,138
All others	6,300	5,261
	$162,848	$140,438
Deferred Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. We amortize such deferred costs as the related revenue is recognized. We recognized amortization of deferred contract costs in our consolidated statements of operations totaling $1,512 and $462 for the years ended January 2, 2022 and January 3, 2021, respectively. In our consolidated balance sheet, the current portion of deferred contract costs is included in Prepaid assets and other current assets, while the non-current portion of deferred contract costs is included in Other assets.
Contract Assets
Contract assets represent the satisfaction of over time performance obligations in advance of when we have the ability to invoice the customer. Contract assets are included in Accounts receivable, net in our consolidated balance sheets as follows:

Balance at December 29, 2019	$172
Transfers to accounts receivable, net	(15,505)
Increase due to revenue recognized in advance of customer billings	23,480
Balance at January 3, 2021	8,147
Transfers to accounts receivable, net	(24,664)
Increase due to revenue recognized in advance of customer billings	32,820
Balance at January 2, 2022	$16,303
Contract Liabilities
Contract liabilities represent payments from customers for which performance obligations have not yet been satisfied. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The current and long-term portions of contract liabilities are included in Deferred revenue on our consolidated balance sheets.
The contract liabilities and other significant components of deferred revenue are as follows:

	January 2, 2022			January 3, 2021
	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue
Current	$16,141	$4,667	$20,808	$25,986	$4,667	$30,653
Long-term	76,816	11,278	88,094	79,455	15,944	95,399
Total	$92,957	$15,945	$108,902	$105,441	$20,611	$126,052
Significant changes in contract liabilities are as follows:

Balance at December 29, 2019	$51,474
Revenue recognized included in the balance at the beginning of the year	(1,553)
Increase due to payments received, excluding amounts recognized as revenue during the year	55,520
Balance at January 3, 2021	105,441
Revenue recognized included in the balance at the beginning of the year	(22,933)
Increase due to payments received, excluding amounts recognized as revenue during the year	10,449
Balance at January 2, 2022	$92,957
Remaining Performance Obligations
As of January 2, 2022, we had approximately $92,060 of transaction price allocated to remaining performance obligations that are unsatisfied (or partially satisfied) on contracts with an original expected duration of one year or more, which are primarily related to Advanced Technology Services contracts. We expect to recognize those remaining performance obligations as follows:

Within one year	$15,243
From one to two years	18,928
From two to three years	11,712
After three years	46,177
Total	$92,060
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
Contract Estimates
Pricing is established at or prior to the time of sale with our customers, and we record sales at the agreed-upon selling price. The terms of a contract and historical business practices can, but generally do not, give rise to variable consideration. We estimate variable consideration at the most likely amount we will receive from customers. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. In general, variable consideration in our contracts relates to the entire contract. As a result, the variable consideration is allocated proportionately to all performance obligations. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us at contract inception. There are no significant instances where variable consideration is constrained and not recorded at the initial time of sale.
Contract Modifications
When contracts are modified to account for changes in contract specifications and requirements, we consider whether the modification either creates new, or changes existing, enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original product or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) under the cumulative catch-up method. When the modifications include additional performance obligations that are distinct and at a relative stand-alone selling price, they are accounted for as a new contract and performance obligation and recognized prospectively. We had no significant contract modifications during the year ended January 2, 2022. We had one significant contract modification during the year ended January 3, 2021 as noted above. However, this contract modification did not result in an adjustment to previously recognized revenue.
Note 5 Balance Sheet Information
Certain significant amounts included in our consolidated balance sheets consist of the following:

	January 2, 2022	January 3, 2021
Accounts receivable, net:
Trade accounts receivable	$23,022	$21,357
Unbilled revenue (contract assets)	16,303	8,147
Note receivable	—	230
Employee note receivable	—	222
Other receivables	56	39
Total accounts receivable, net	$39,381	$29,995
On December 31, 2020, we entered into a note receivable with a key employee for $222. The note was repaid in full during the third quarter of 2021.

	January 2, 2022	January 3, 2021
Inventories:
Raw materials	$3,340	$1,463
Work-in-process	7,339	19,719
Supplies and spare parts	6,821	5,987
Total inventories—current	17,500	27,169
Supplies and spare parts classified as other assets	2,388	1,949
Total inventories	$19,888	$29,118
In 2021, we recorded a full write-down of work-in-process inventory in which we were contracted to manufacture for a specific customer. See Note 16 – Inventory Write-down, for further discussion.

	January 2, 2022	January 3, 2021
Prepaid expenses and other current assets:
Prepaid expenses	$1,759	$2,761
Deferred contract costs	1,579	1,647
Prepaid inventory	516	—
Equipment purchased for customers (1)	—	5,343
Deferred offering costs	—	2,183
Other	—	38
Total prepaid assets and other current assets	$3,854	$11,972
__________________

(1)We acquired equipment for a customer that we installed and calibrated in our facility. Prior to the customer obtaining ownership and control of the equipment, we recorded costs incurred to date within prepaid expenses and other current assets.

	January 2, 2022	January 3, 2021
Property and equipment, net:
Land	$5,396	$5,396
Buildings and improvements	87,156	85,197
Machinery and equipment	143,105	124,130
Fixed assets not yet in service	29,229	22,602
Total property and equipment, at cost	264,886	237,325
Less: Accumulated depreciation	(84,411)	(59,247)
Total property and equipment, net	$180,475	$178,078
Depreciation expense was $25,478 and $17,721 for the years ended January 2, 2022 and January 3, 2021, respectively.

	January 2, 2022	January 3, 2021
Intangible assets, net:
Customer list	$1,500	$1,500
Software and licenses	6,625	5,408
Total intangible assets, at cost	8,125	6,908
Less: Accumulated amortization	(4,234)	(2,347)
Total intangible assets, net	$3,891	$4,561
Intangible assets consist of purchased software and license costs and a customer list from our acquisition of the business in 2017. For the years ended January 2, 2022 and January 3, 2021, amortization of the customer list intangible asset charged to operations was $353 and $353 and amortization of software and licenses was $1,537 and $792, respectively.
Remaining estimated aggregate annual amortization expense for intangible assets is as follows for the years ending:

Amortization Expense
2022	$1,606
2023	1,166
2024	511
2025	338
2026	270
Thereafter	—
Total	$3,891

	January 2, 2022	January 3, 2021
Other assets:
Supplies and spare parts	$2,388	$1,949
Deferred contract costs	1,760	2,049
Other assets	687	—
Total other assets	$4,835	$3,998

	January 2, 2022	January 3, 2021 (1)
Accrued expenses:
Accrued compensation	$4,557	$6,315
Accrued royalties	1,854	2,145
Capital lease obligations	1,192	—
Accrued fixed asset expenditures	861	6,337
Accrued commissions	189	5,183
Other accrued expenses	8,830	5,516
Total accrued expenses	$17,483	$25,496
__________________
(1)We reclassified certain January 3, 2021 amounts to conform to the current period presentation. The reclassification includes a) separate presentation of accrued royalties from other accrued expenses and b) the combination of accrued accounts payable with other accrued expenses. These reclassifications had no impact on the reported results of operations.
Note 6 Debt
The components of debt outstanding are as follows:

	January 2, 2022	January 3, 2021
Revolver	$26,223	$32,303
Financing (by VIE)	37,850	38,839
Paycheck Protection Program loan	—	6,453
Unamortized debt issuance costs (1)	(4,624)	(4,995)
Total long-term debt, including current maturities	59,449	72,600
Less: Current portion of long-term debt	(1,021)	(2,772)
Long-term debt, excluding current portion and unamortized debt issuance costs	$58,428	$69,828
__________________
(1)Unamortized debt issuance costs as of January 2, 2022 included $1,471 for the Revolver (as defined below) and $3,153 for the Financing (as defined below). Unamortized debt issuance costs as of January 3, 2021 included $1,537 for the Revolver and $3,458 for the Financing (by VIE).
Revolver
On December 28, 2020, we entered into an amended and restated revolving credit agreement with Wells Fargo Bank, National Association (“Revolver”) of up to $65,000 that replaced our Line of Credit (as defined below) and our Term Loan agreement (as defined below), both dated October 23, 2018. Under the agreement, the facility is available on a revolving basis, subject to availability under a borrowing base consisting of a percentage of eligible accounts receivable, inventory and owned equipment. As of January 2, 2022, the outstanding balance of our Revolver was $26,223 at an interest rate of 4.75% and our unused remaining availability was $38,627. The Revolver can be repaid and borrowed again at any time without penalty or premium until the maturity date of December 28, 2025. The Revolver is available for issuance of letters of credit to a specified limit of $10,000.
Under the Revolver, we can elect the base rate (greatest of the federal funds rate plus 0.5%, LIBOR for a one-month period plus 1%, or the institution’s prime rate) or LIBOR for a period of one, two, three or six months as selected by us, plus a margin depending on the amount of borrowings outstanding. We also pay a commitment fee equal to 0.25% to 0.375% of the average commitment not utilized, depending on the amount not utilized. Interest payments are due monthly.
On November 3, 2021, we entered into an amendment to the Revolver, effective as of October 1, 2021, to eliminate the requirement for us to comply with the leverage ratio financial covenant contained therein with respect to the fiscal quarters ending on or prior to July 2, 2023, so long as the remaining availability under the Revolver has equaled or exceeded $15,000. Certain financial covenants, including a fixed charge coverage ratio and leverage ratio, become applicable only if unused remaining availability falls below $15,000. As of January 2, 2022, our unused remaining availability was $38,627 and we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months. The fixed charge coverage ratio financial covenant requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 on a rolling twelve-month basis. The fixed charge coverage ratio included in our credit agreement is defined as (A) earnings before interest, taxes, depreciation and amortization (“EBITDA”), less unfinanced capital expenditures, divided by (B) fixed charges, which are generally defined as cash interest and income taxes, scheduled principal payments on loans and contingent consideration arrangements, and restricted payments such as dividends. EBITDA, as defined, includes adjustments for such items as unusual gains or losses, equity-based compensation and management fees, as well as other adjustments. The leverage ratio financial covenant requires us to maintain a leverage ratio of no greater than 3.0 to 1.0 on a rolling twelve-month basis measured quarterly. The leverage ratio included in our credit agreement is defined as our funded indebtedness as of the measurement date divided by our EBITDA for the twelve-month period as of the measurement date.
The Revolver agreement contains covenants, including restrictions on indebtedness, liens, mergers, consolidations, investments, acquisitions, disposition of assets, and transactions with affiliates. Dividends, redemptions and other payments on equity (restricted payments) are limited to (1) restricted payments to the loan parties, and (2) declaring and making dividend payments or other distributions payable solely in capital stock. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of certain covenants, default to material indebtedness, bankruptcy, ERISA violations, material judgments, change in control and termination or invalidity of guaranty or security documents.
The Revolver is secured by a security interest in substantially all of our accounts receivable, inventory and equipment. We incurred third-party transaction costs of $884 and fees paid to the lender of our Revolver of $488, which we recognized, along with the $175 of prior unamortized debt issuance costs from the Line of Credit, as debt issuance costs and are amortizing as additional interest expense over the life of the Revolver.
Financing
On September 30, 2020, the VIE which we consolidate (see Note 15 – Related Party Transactions, and Note 17 – Variable Interest Entities) entered into a loan agreement with Citi Real Estate Fund for $39,000 (the “Financing”). The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. The interest rate under the Financing is fixed at 3.44%. The Financing is guaranteed by our principal stockholder, Oxbow, who is also the sole equity member of the VIE.
The Financing includes a financial covenant that requires our VIE to maintain a debt service coverage ratio of at least 1.2 to 1.0. The debt service coverage ratio included in the loan agreement is defined as (A) underwritable cash flow to (B) the aggregate amount of debt service which would be due for the 12-month period immediately preceding the date of calculation. Underwritable cash flow is equal to the sum of gross rents we are paying to the VIE plus the trailing 12 months operating income, less the trailing 12 months operating expenses. The Financing also includes a financial covenant for CMI to maintain an EBITDAR ratio of at least 5.0 to 1.0. EBITDAR is the quotient (calculated based on a trailing 12-month basis) of (i) our annual earnings before interest, taxes, depreciation, amortization and restructuring or rent costs, divided by (ii) the amount of gross rents we pay. The loan agreement contains covenants, including restrictions on indebtedness, liens, mergers, investments, acquisitions, disposition of assets, and transactions with affiliates, and requirements to provide quarterly and annual financial information for us and our VIE and to maintain a manager for the property. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of certain covenants, default to material indebtedness, bankruptcy, material judgments, and change in control.
The Financing is secured by a security interest in the land and building which was the subject of the sale-leaseback transaction (see Note 15 – Related Party Transactions – Sale-Leaseback Transaction). Our VIE incurred third-party transaction costs of $65, which are recognized as debt issuance costs and are amortizing as additional interest expense over the life of the Financing. We incurred additional third-party transaction costs of $3,487, which are recognized as debt issuance costs and are amortizing as additional interest expense over the life of the Financing.
Paycheck Protection Program
On April 18, 2020, we received proceeds of $6,453 pursuant to a loan from TCF Bank under the Paycheck Protection Program (“PPP”). On June 10, 2021, the PPP loan was fully forgiven and $6,453 was recorded as other income in the consolidated statement of operations.
Line of Credit
On October 23, 2018, we entered into a revolving credit agreement (“Line of Credit”) up to $20,000. The Line of Credit could be repaid and borrowed again at any time without penalty or premium until the maturity date of October 23, 2021. On December 28, 2020, in connection with the Revolver as noted above, amounts owed under our Line of Credit totaling $2,752 of principal and accrued interest were rolled over into the Revolver and our Line of Credit was discontinued. We accounted for the amendment of our Line of Credit as a modification with the remaining unamortized debt issuance costs of $175 recognized as debt issuance costs of our Revolver.
Term Loan
On October 23, 2018, we entered into a $36,500 term loan agreement (“Term Loan”). The Term Loan was repayable in equal quarterly installments, with the balance payable at the maturity date of October 23, 2021. We were required to make principal prepayments to the lender for certain proceeds of disposition of assets and for extraordinary receipts. We could prepay the loan at any time, subject to a prepayment penalty of 3% in the first year of the loan, 2% in the second year and 1% in the final year. The Line of Credit and Term Loan were secured by a security interest in substantially all of our assets.

In connection with the sale-leaseback transaction on September 29, 2020 as more fully described in Note 15 – Related Party Transactions, we were required by the conditions of our Term Loan to amend the Term Loan agreement and make a prepayment of principal amounting to $6,348 resulting from the reduction in our borrowing base. We also incurred expenses of $182 to finalize the amendment. We accounted for the prepayment as a partial extinguishment of our Term Loan and recognized a loss of $223 in our consolidated statement of operations consisting of a partial write-off of unamortized debt issuance costs and fees paid to our lender.
On December 28, 2020, in connection with the Revolver as noted above, we repaid all outstanding amounts owed under our Term Loan totaling $27,774 of principal, $161 of accrued interest and incurred $278 of prepayment penalties. We accounted for the repayment of our Term Loan as an extinguishment and recognized a loss of $1,211 in our consolidated statement of operations consisting of a write-off of unamortized debt issuance costs of $933 and the prepayment penalties paid to our Term Loan lender.
Maturities
The Revolver is due in December 2025. The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. Future principal payments as of January 2, 2022 for our Revolver and consolidated VIE’s Financing, excluding unamortized debt issuance costs, are as follows:

2022	$1,021
2023	1,060
2024	1,094
2025	27,360
2026	1,177
Thereafter	32,361
Total	$64,073
Liquidity and Cash Requirements
Historically, we have addressed our liquidity needs (including funds required to make scheduled principal and interest payments, refinance debt and fund working capital, and planned capital expenditures) with operating cash flows, borrowings under credit facilities, and proceeds from the term loans. Our ability to execute our operating strategy is dependent on our ability to continue to access capital through our Revolver and other sources of financing and if we were unable to obtain financing on reasonable terms, this may impact our ability to execute our operating strategy.
We had $12,442 in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $38,627 as of January 2, 2022. However, we must maintain availability under the Revolver of at least $15,000 to avoid compliance with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. In fiscal 2022, we expect to use cash in operations, but anticipate the use of cash to decrease as revenue grows and we realize a return for the capital investments made in fiscal 2021. We believe our cash on hand and current availability under the Revolver will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K. We may, however, need additional cash resources due to changed business conditions or other developments, including significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our business. To the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations, which could have an adverse impact on our business and financial prospects.
Note 7 Income Taxes
The components of income tax expense (benefit) are as follows:

	Year Ended
	January 2, 2022	January 3, 2021
Current:
Federal	$379	$1,499
State	(106)	1,033
Total current tax expense	273	2,532
Deferred:
Federal	(6,794)	2,777
State	(269)	(390)
Total deferred tax expense (benefit)	(7,063)	2,387
Income tax expense (benefit)	$(6,790)	$4,919
A reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 21% to loss before income taxes is as follows:

	Year Ended
	January 2, 2022	January 3, 2021
Taxes at U.S. statutory tax rate	$(11,381)	$(3,107)
State income taxes, net of federal income tax benefit	(1,023)	(297)
Paycheck Protection Program loan forgiveness	(1,477)	—
Permanent differences	59	(97)
Tax credits	(400)	(281)
Remeasurement of deferred tax assets and liabilities	—	(58)
Change in valuation allowance	8,210	1,609
Equity-based compensation	—	(1,196)
Non-deductible executive compensation	561	—
Disallowed loss on sale-leaseback transaction	—	8,208
Non-controlling interest	(745)	(190)
Other	(594)	328
Income tax expense (benefit)	$(6,790)	$4,919
Effective income tax rate	12.5%	(33.2)%

The significant components of deferred tax assets and liabilities are reflected in the following table:

	January 2, 2022	January 3, 2021
Deferred tax assets:
Deferred compensation and accrued vacation	$966	$787
Deferred revenue	22,368	16,198
Financing lease	7,682	7,689
Net operating loss and credit carryforwards	4,194	38
Inventory	5,176	154
Stock-based compensation	1,629	—
Other	546	398
Total deferred tax assets	42,561	25,264
Deferred tax liabilities:
Property and equipment	(33,129)	(31,713)
Prepaids and other	(608)	—
Total deferred tax liabilities	(33,737)	(31,713)
Net deferred tax asset (liability)	8,824	(6,449)
Valuation allowance	(9,819)	(1,609)
Net deferred tax liability after valuation allowance	$(995)	$(8,058)
Our federal net operating loss carryforwards do not expire. Federal net operating loss carryforwards are subject to limitation of 80% of taxable income in any given tax year beginning after December 31, 2020. Our state net operating loss carryforwards will expire over various periods through 2042 and are not subject to the aforementioned limitation. Management assesses the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations, to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. On the basis of this evaluation, a valuation allowance of $9,819 and $1,609 has been recorded as of January 2, 2022 and January 3, 2021, respectively.
On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law charges, including among other things: (i) modification to the federal net operating loss rules, including permitting federal net operating losses incurred in 2018, 2019 and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes; (ii) enhanced recoverability of AMT tax credit carryforwards; (iii) delayed payment of employer payroll taxes; (iv) increased the limitation on business interest expenses under IRC Section 163(j) for the 2019 and 2020 tax years to permit additional expensing of interest; and (v) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k). While we have included the income tax impact of relevant provisions of the CARES Act in our consolidated financial statements, such impacts were not material.
We are not currently under examination by the Internal Revenue Service or in any state jurisdictions, but we may be subject to examination in these jurisdictions in the future. Our tax returns are open to examination for the years 2018 through 2021. We have analyzed our filing position with the Internal Revenue Service and all state tax jurisdictions where we file tax returns. We believe our income tax filing positions and deductions will be sustained on examination and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations or cash flows. Pursuant to FASB authoritative guidance regarding accounting for tax uncertainties, no liability has been recorded for uncertain tax positions. As allowed under this guidance, we would accrue, if applicable, income tax related interest and penalties in income tax expense in our consolidated statement of operations. No interest and penalties were incurred during the years ended January 2, 2022 and January 3, 2021.
Note 8 Warrant Liability
We issued a warrant on March 1, 2017 to the lender in connection with a prior term loan. The warrant entitled the holder to purchase Class A Preferred Units representing 10% of our outstanding units on the date of any exercise, with an exercise price of $0.01 per unit. The warrant was exercisable from the date of issuance through March 1, 2027. Upon full repayment of the Term Loan outstanding, the holder could tender the warrant and receive cash from us for the fair value of the warrant. Accordingly, we accounted for the fair value of the warrant as a liability, with the change in fair value during each reporting period being recognized under the caption Change in fair value of warrant liability in other income (expense) in our consolidated statements of operations. We valued the warrant by using 10% of the estimated total fair value of our equity using an option pricing model, deducting the total exercise price at $0.01 per unit, and then deducting a discount for lack of marketability. Our fair value was determined using (1) discounted projected future cash flows, using a weighted average cost of capital, and (2) our EBITDA multiple.

During the year ended January 3, 2021, we recorded income of $780 in our consolidated statements of operations for the change in fair value of the warrant liability. On December 28, 2020, we repurchased the warrant for $14,000.
Note 9 Shareholders’ Equity
Classes of Equity Units
Until our corporate conversion on April 14, 2021, we had three classes of limited liability interests, designated as Class A preferred units, Class B preferred units, and common units (collectively, the “Unit” or “Units”). There were 2,000,000 Class A preferred units authorized specifically for issuance upon exercise of warrants, of which none were issued and outstanding at January 3, 2021. There were 18,000,000 Class B preferred units authorized, of which 18,000,000 were issued and outstanding at January 3, 2021. There were 5,000,000 common units authorized, of which 3,057,344 were issued and 2,107,452 were outstanding as of January 3, 2021. Class A preferred units and common units were non-voting classes, and Class B preferred units are a voting class.
Conversion
On April 14, 2021, we completed a corporate conversion. Pursuant to the certificate of incorporation effected in connection with the corporate conversion, our authorized capital stock consists of 200,000,000 shares of voting common stock, par value $0.01 per share, and 80,000,000 shares of preferred stock, par value $0.01 per share. As of January 2, 2022, giving effect to the corporate conversion and our IPO, 39,836,038 shares of common stock were issued and outstanding. No shares of our preferred stock were outstanding. As discussed in Note 1 – Nature of Business, on April 21, 2021, our common stock began trading on the Nasdaq Stock Market under the symbol “SKYT”.
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
Common Units Repurchased
In December 2020, key employees and two directors who were granted Common Unit options in 2017 and 2018 exercised their 3,052,672 options for an equivalent number of Common Units. In connection with the exercise of those options, we agreed to repurchase 949,892 Common Units at $4.28 per Common Unit, including 634,103 Common Units from our two directors. We recorded the cash paid for the repurchase of those Common Units amounting to $4,085 as a reduction to the Common Unit balance in our consolidated balance sheet as of January 3, 2021.
Note 10 Share-Based Compensation
2021 Equity Incentive Plan
In connection with our IPO, we adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO and no further awards will be issued under the previous Employee Unit Option Plan. No awards remained outstanding from the Employee Unit Option Plan as of January 2, 2022 and at the corporate conversion date. Under the 2021 Equity Plan, 5,000,000 shares of common stock are available for issuance to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. The share reserve of the 2021 Plan will be increased effective the first business day of each calendar year commencing in 2022 by an amount equal to the lesser of: (i) 150,000 shares of common stock; (ii) three percent (3%) of the shares of common stock outstanding on the final day of the immediately preceding calendar year; and (iii) such smaller number of shares of common stock as determined by the compensation committee.
Stock Options
On April 21, 2021, we granted 343,000 stock options which vest in full on the first anniversary of the grant date and expire 15 months from the grant date. During the year ended January 2, 2022, we also granted 783,000 stock options which vest ratably on each of the first, second, third, and fourth anniversaries of the grant date and expire ten years from the grant date. Share-based compensation expense related to stock option awards was $1,348 and $488 for the years ended January 2, 2022 and January 3, 2021, respectively. Actual forfeitures are recognized as they occur.
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

Year Ended January 2, 2022
Expected volatility:	46.0%
Expected term (in years):	1.13 - 6.25
Risk-free interest rate:	0.09% - 1.38%
The following table summarizes our stock option activity during the twelve months ended January 2, 2022:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life
Balance outstanding as of January 3, 2021	—	$—
Granted	1,126	$14.26
Exercised	—	$—
Forfeited or canceled	(140)	$14.00
Balance outstanding as of January 2, 2022	986	$14.29	$2,104	6.7 years
Balance vested and exercisable as of January 2, 2022	—	$—	$—	0.0 years
The weighted average grant-date fair value of options granted in the year ended January 2, 2022 was $5.38. As of January 2, 2022, total unrecognized compensation cost related to stock options was $3,987 and is expected to be recognized over a weighted average period of approximately 3.2 years.
Restricted Common Stock
On November 1, 2020, we granted 4,672 restricted common units to two directors. Upon the corporate conversion, such restricted common units were converted into 6,788 shares of restricted common stock, which vested during the fourth quarter of fiscal 2021.
Restricted Common Stock Units
On April 21, 2021, we granted 441,000 restricted common stock units to eligible employees and directors which vest in full on the first anniversary of the grant date. During the year ended January 2, 2022, we also granted 326,000 restricted common stock units which vest ratably on each of the first, second and third anniversaries of the grant date. The common stock relating to these restricted common stock units is issued upon vesting. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units have been issued.
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
Share-based compensation expense related to restricted common stock unit awards was $10,000 and $0 for years ended January 2, 2022 and January 3, 2021, respectively. Actual forfeitures are recognized as they occur. As of January 2,

2022, total unrecognized compensation cost related to restricted common stock units was $7,549 and is expected to be recognized over a weighted average period of approximately 1.7 years. The estimated fair value of restricted common stock units is based on the grant date closing price of our common stock for time-based vesting awards. The total fair value of restricted stock units vested during the year ended January 2, 2022 was $13,960.
The following table summarizes our restricted common stock unit activity during the twelve months ended January 2, 2022:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Balance outstanding as of January 3, 2021	2,329	$3.87
Granted	767	$15.31
Vested	(776)	$3.87
Forfeited or canceled	(575)	$5.57
Balance outstanding as of January 2, 2022	1,745	$8.34
2021 Employee Stock Purchase Plan
In connection with our IPO, we also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A maximum of 707,000 shares of our common stock has been reserved for issuance under the 2021 ESPP. Under the 2022 ESPP, eligible employees may purchase our common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of our common stock as of the beginning or end of each offering period, which may range from 6 to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of our common stock may be purchased by an employee each offering period. The initial six-month offering period commenced on September 1, 2021 and no shares were purchased under the 2021 ESPP during the year ended January 2, 2022. As of January 2, 2022, $937 was withheld on behalf of employees for future purchases under the 2021 ESPP and recorded as accrued compensation. Share-based compensation expense related to the 2021 ESPP was $329 for the year ended January 2, 2022. Actual forfeitures are recognized as they occur. As of January 2, 2022, total unrecognized compensation cost related to the 2021 ESPP was $147 and will be recognized on a straight-line basis over the six-month offering period.
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

Year Ended January 2, 2022
Expected volatility:	46.3%
Expected term (in years):	0.50
Risk-free interest rate:	0.06%
Weighted average grant-date fair value per share	$8.87
Share-Based Compensation Expense Allocation
Share-based compensation expense was allocated in the consolidated statements of operations as follows:

	Year Ended
	January 2, 2022	January 3, 2021
Cost of revenue	$2,550	$—
Research and development	1,148	—
Selling, general and administrative expenses	7,979	488
	$11,677	$488
Note 11 Benefit Plans
401(k) Plan

We established a defined contribution plan which qualifies under Section 401(k) of the Code and covers employees who meet certain age and service requirements. Employee contributions are limited to the maximum amount allowed by the Code. We may make discretionary matching contributions or profit-sharing contributions. For the years ended January 2, 2022 and January 3, 2021, we made contributions of $1,751 and $1,005, respectively.
Long-Term Incentive Plan
We adopted a long-term incentive plan (“LTIP”) in 2018 for certain key employees. Management determines the key employees who are eligible to participate in the program and the amounts to be awarded to each such employee. The employee generally vests in the deferred compensation 50 percent after three years of service and 100 percent after five years of service. Employees are 100 percent vested in the event of death, disability, retirement or change in control. Until January 2, 2021, the amounts awarded were adjusted by the percentage change in our annual appraised value. Effective January 3, 2021, the outstanding awards will continue to vest but will no longer be adjusted for the annual investment return. Awards do not represent shares in our company, and vested participant accounts are paid in cash upon separation from service.
The value of the LTIP award is recognized as expense over the requisite service period in our consolidated statements of operations. Total compensation expense related to the LTIP was $855 and $2,152 for the years ended January 2, 2022 and January 3, 2021, respectively.
Note 12 Fair Value Measurements
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
Level 3 inputs are used in the valuation of our contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

	Contingent Consideration	Warrant Liability
Balance at Balance December 29, 2019	$20,100	$14,780
Payments	(11,294)	(14,000)
Change in fair value	2,094	(780)
Balance at January 3, 2021	10,900	—
Payments	(7,374)	—
Change in fair value	(2,710)	—
Balance at January 2, 2022	$816	$—
The change in fair value is reflected in our consolidated statements of operations.
The fair value of our contingent consideration liability at January 2, 2022 and January 3, 2021 was determined using forecasted receipts of projected future revenues of Advanced Technology Services. The royalty is paid out quarterly through 2022. The forecasted future cash flows were discounted reflecting the risk in estimating future revenues. We expect total future cash payments to be approximately $816.
The fair value of our warrant liability was developed using the approach discussed in Note 8 – Warrant Liability. The warrants were revalued at December 29, 2019 based on updated forecasts of our business, and changes in marketplace assumptions including the discount rate, and revenue and earnings multiples of guideline companies. On December 28, 2020, we repurchased the warrants for $14,000.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at January 2, 2022 and January 3, 2021 due to the short maturity of these items. The carrying values of our borrowings under our Revolver and Financing approximate their fair values due to the frequency of the floating interest rate resets on these borrowings. The fair value of the Revolver and Financing were determined based on inputs that are classified as Level 2 in the fair value hierarchy.

Our non-financial assets such as property and equipment and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of January 2, 2022 and January 3, 2021, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 13 Commitments and Contingencies
Foundry Services Agreement
Under the FSA which expired in June 2020, we were required to provide semiconductor wafers to our main customer over a 40-month period, beginning March 1, 2017, at contractual rates. As part of the FSA, the customer guaranteed certain levels of purchase orders for wafers. Revenue from this customer was $40,632 for the year ended January 3, 2021.
Self Insurance
We maintain a self-insurance program for our employees’ health care costs. We are liable for losses on claims up to $200 per individual and $5,600 in total for all individuals as of January 2, 2022. We maintain third party insurance coverage for any losses in excess of such amounts. Self-insurance costs are accrued based on claims reported as of the balance sheet date, as well as an estimated liability for claims incurred but not reported. The accrued liability for self-insurance costs of $447 and $404 as of January 2, 2022 and January 3, 2021, respectively, was recorded in accrued expenses in our consolidated balance sheets.
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
Capital Expenditures
We have various contracts outstanding with third parties which primarily relate to the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $8,200 of contractual commitments outstanding as of January 2, 2022 that we expect to be paid in 2022, through cash on hand and operating cash flows.
Capital Lease Commitments
The Company leases certain manufacturing equipment and an office space in Kissimmee, Florida under non-cancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was $2,532 at January 2, 2022. As of January 2, 2022, the Company had executed a capital lease that had not yet commenced. The capital lease was executed to replace the existing nitrogen plant with a larger and more modern nitrogen generator. The capital lease has a lease term of 15 years for total fixed payments of approximately $14,000 and is expected to commence during the first half of 2022.
Future minimum lease payments for assets under capital leases at January 2, 2022 are as follows:

2022	$1,459
2023	453
2024	207
2025	185
2026	185
Thereafter	2,230
Total lease payments	4,719
Less: imputed interest	(2,327)
Total	$2,392
Operating Lease Commitments
The Company leases warehouse space in Eagan, Minnesota with a lease term through December of 2025. As of January 2, 2022, the future minimum payments for this lease are $203.

Note 14 Major Customers and Concentration Risk
The following customers accounted for 10% or more of revenue for the years ended January 2, 2022 and January 3, 2021:

	Year Ended
	January 2, 2022	January 3, 2021
Customer A	24%	14%
Customer B	25%	29%
Customer C	*	16%
	49%	59%
__________________
* Represents less than 10% of revenue.
We had two major customers that accounted for 25% and 12% of outstanding trade accounts receivable as of January 2, 2022 and four major customers that accounted for 30%, 20%, 19% and 18% of outstanding trade accounts receivable as of January 3, 2021. The loss of a major customer could adversely affect our operating results and financial condition.
Note 15 Related Party Transactions
Oxbow Industries, LLC (“Oxbow”), our principal stockholder, provided management and financial consulting services to us for an annual management fee not to exceed $700. We incurred management fees to Oxbow of $215 and $640 for the years ended January 2, 2022 and January 3, 2021, respectively, which have been expensed and included in selling, general and administrative expenses in our consolidated statements of operations.
A member of our board of directors provided legal and professional services to us. We incurred fees of $117 and $239 for the twelve months ended January 2, 2022 and January 3, 2021, which have been expensed and included in selling, general and administrative expenses in our consolidated statements of operations.
Sale-Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to an entity (“Oxbow Realty”) controlled by our principal stockholder for $39,000, less applicable third-party transaction costs of $1,494 and fees paid to Oxbow Realty of $1,950, representing expenses incurred to complete the sale, and to our principal owner of $1,950, representing fees to secure a guarantee of Oxbow Realty’s loan from a bank. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of January 2, 2022 were as follows (such amounts are eliminated from our consolidated financial statements due to the consolidation of Oxbow Realty, see Note 17 – Variable Interest Entities):

2022	$4,836
2023	4,932
2024	5,031
2025	5,132
2026	5,234
Thereafter	84,116
Total lease payments	109,281
Less: imputed interest	(81,935)
Total	$27,346
Note 16 Inventory Write-down
Although we manufacture against specific purchase orders, our customers may not be able to fulfill their contractual obligations. In fiscal 2020, we were contracted to manufacture temperature differential sensing wafers for a specific customer in a COVID-19 related business. The customer's financing for its COVID-19 related business was not obtained and the customer was unable to meet it contractual payment obligations. We have filed a claim against the customer for full payment. We explored alternative sales channels, such as partnering with a customer, to sell the inventory. However, our sales efforts have not progressed and it is not probable we will recover the value of the inventory. In fiscal 2021, we recorded a full inventory write-down of $13,442 to cost of revenue for this inventory due to uncertainty in the net realizable value and our ability to sell this inventory to other customers. The write-down of inventory manufactured for this specific customer is recorded separately in our consolidated statement of operations within cost of revenue.
Note 17 Variable Interest Entities
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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by us as of January 2, 2022 and January 3, 2021. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

	January 2, 2022	January 3, 2021
Cash and cash equivalents	$475	$860
Prepaid expenses	192	99
Finance receivable	37,437	36,930
Other assets	200	—
Total assets	$38,304	$37,889
Accounts payable	$1,232	$672
Accrued expenses	479	9
Debt	37,793	38,776
Total liabilities	$39,504	$39,457
The following table shows the revenue and expenses of Oxbow Realty that are consolidated by us for the year ended January 2, 2022, and for the period from September 29, 2020 to January 3, 2021. We began consolidating Oxbow Realty on September 29, 2020. We have included these amounts, net of eliminations, in the corresponding tables in the notes to our consolidated financial statements.

	Year Ended January 2, 2022	Period from September 29, 2020 to January 3, 2021
Revenue	$5,018	$1,345
General and administrative expenses	382	213
Interest expense	1,343	229
Total expenses	1,725	442
Net income	$3,293	$903
Note 18 Condensed Financial Information (Parent Company Only)
Since the restricted net assets of SkyWater Technology, Inc.'s subsidiaries (formerly CMI Acquisition, LLC) exceed 25% of our consolidated net assets, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with our consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Balance Sheets

	January 2, 2022	January 3, 2021

	(in thousands, except share, unit and per share data)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Income tax receivable	745	—
Total current assets	745	—
Due from subsidiaries	24,419	49,791
Investment in subsidiaries	61,127	(16)
Deferred income tax asset	404	38
Total assets	$86,695	$49,813
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$1,783
Income taxes payable	—	1,710
Current portion of contingent consideration	816	8,904
Total current liabilities	816	12,397
Long-term liabilities:
Long-term debt, less current portion and unamortized debt issuance costs	24,752	35,436
Contingent consideration, less current portion	—	1,996
Total liabilities	25,568	49,829
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value per share (80,000,000 and zero shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 and zero shares authorized, 39,836,038 and zero shares issued and outstanding)	398	—
Additional paid-in capital	115,208	—
Class A preferred units (zero and 2,000,000 units authorized; zero issued and outstanding)	—	—
Class B preferred units (zero and 18,000,000 units authorized; zero and 18,000,000 units issued and outstanding)	—	—
Common units (zero and 5,000,000 units authorized; zero and 3,057,344 units issued; zero and 2,107,452 outstanding)	—	3,767
Accumulated deficit	(54,479)	(3,783)
Total shareholders’ equity (deficit)	61,127	(16)
Total liabilities and shareholders’ equity (deficit)	$86,695	$49,813

SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Statements of Operations

	Year Ended
	January 2, 2022	January 3, 2021

	(in thousands, except per unit and per share data)
Revenue	$—	$—
Operating expenses	—	—
Operating income	—	—
Other income (expense), net	—	—
Loss before income taxes and equity in net loss of subsidiaries	—	—
Income tax expense (benefit)	—	—
Equity in net loss of subsidiaries	(50,696)	(20,617)
Net loss	$(50,696)	$(20,617)
Net loss per share attributable to common shareholders, basic and diluted	$(1.76)
Net loss per unit attributable to Class B preferred unitholders, basic and diluted		$(1.15)
Basis of Presentation
SkyWater Technology, Inc. (the “Parent”) owns 100% of SkyWater Technology Foundry, SkyWater Federal and SkyWater Florida, our primary operating subsidiaries. The Parent was formed from the conversion of CMI Acquisition, LLC into a Delaware corporation on April 14, 2021 and became the ultimate parent of the subsidiaries previously owned by CMI Acquisition, LLC.
The Parent is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. No investment or noncontrolling interest related to Oxbow Realty is shown in the parent company schedule, as subsidiaries and VIE’s are not consolidated, and the Parent does not have rights or obligations to these amounts. The Parent has no cash and, as a result, all expenses and obligations of the Parent are allocated to and paid by its subsidiaries. The Parent and SkyWater Technology Foundry are the borrowers under the Revolver discussed in Note 6 – Debt. However, SkyWater Technology Foundry is limited in its ability to declare dividends or make any payment on equity to, directly or indirectly, fund a dividend or other distribution to the Parent in connection with those borrowings. Dividends, redemptions and other payments on equity (restricted payments) are limited to (1) restricted payments to the loan parties, and (2) declaring and making dividend payments or other distributions payable solely in capital stock. Due to the aforementioned restrictions, substantially all of the net assets of the Parent’s subsidiaries are restricted.
These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the investment in subsidiaries is presented under the equity method of accounting. A condensed statement of cash flows was not presented because the Parent has no cash, and, therefore, no material operating, investing, or financing cash flow activities for the years ended January 2, 2022 and January 3, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As a result, these parent-only statements should be read in conjunction with the accompanying notes to these consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities Exchange Commission for newly public companies. Additionally, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 2, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weaknesses in Internal Control over Financial Reporting
As disclosed in Item 1A, “Risk Factors,” we identified material weaknesses in our internal control over financial reporting. As of January 2, 2022, we have material weaknesses in components of the COSO framework, including the control environment and risk assessment due to our limited accounting and finance resources, which resulted in inappropriate preparation, review and maintenance of documentation and information that is critical to the design and consistent execution and monitoring of internal controls. We did not sufficiently design, implement, and maintain control activities related to the recording of revenue to sufficiently assess the obligations for proper accounting, review of the completion of performance obligations and recognition of revenue. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plan
To address our material weaknesses, we are in the process of hiring additional qualified accounting and finance personnel. In addition, we have developed a 2022 Sarbanes Oxley 404 Remediation Plan which includes the various timing for implementation and documentation of policies, procedures and controls across all of our various processes.
While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for information concerning our executive officers included in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers,” which is incorporated by reference herein, information in response to this item is incorporated herein by reference to the information set forth under the captions “Nominees for Election at the Annual Meeting” and “Corporate Governance” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10 K.
Code of Ethics and Code of Conduct
Our code of ethics is applicable to our chief executive officer and senior financial officers. In addition, we have adopted a code of conduct applicable to the conduct of our business by our employees, officers and directors. Our code of ethics and code of conduct are posted on our website. We do not incorporate the information on our website into this Annual Report on Form 10-K and you should not consider any such information that can be accessed through our website as part of this Annual Report. We intend to disclose any amendments to certain provisions of our code of ethics, or any waivers of those provisions, as required by the Nasdaq Listing Rules, the rules and regulations of the SEC and applicable law on our website promptly following the date of such amendment or waiver.
ITEM 11.    EXECUTIVE COMPENSATION
Information in response to this item is incorporated herein by reference to the information set forth under the captions “Director Compensation” and “Executive Compensation” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information in response to this item is incorporated herein by reference to the information set forth under the caption “Principal Stockholders” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of January 2, 2022:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our shareholders (1)	986,000 (2)	$14.29 (3)	4,164,000 (4)
Equity compensation plans not approved by our shareholders (5)	N/A	N/A	N/A
Total	986,000	$14.29 (3)	4,164,000 (4)
__________________
(1)Columns (a) and (c) of the table above do not include 670,000 unvested restricted common stock units outstanding under the SkyWater Technology, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”) or 707,000 shares authorized for issuance under the SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan.
(2)Consists of options outstanding under the Equity Incentive Plan.
(3)Represents the weighted-average exercise price of outstanding options under the Equity Incentive Plan.
(4)Reflects the number of shares available for future issuance under the Equity Incentive Plan.
(5)Columns (a) and (c) of the table above do not include 1,075,000 unvested restricted common stock units outstanding that were converted from restricted unit units upon our corporate conversion.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information in response to this item is incorporated herein by reference to the information set forth under the captions “Corporate Governance - Director Independence,” “Corporate Governance - Policy on Review and Approval of Transactions with Related Persons” and “Corporate Governance - Certain Relationships and Transactions with Related

Persons” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information in response to this item is incorporated herein by reference to the information set forth under the caption “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1.    All Financial Statements and Supplemental Information
    Our consolidated financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.
    2.    Financial Statement Schedules
        All financial statement schedules are omitted as they are not required.
    3.    Exhibits
        The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.
(b)    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of SkyWater Technology, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

3.2	Bylaws of SkyWater Technology, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

4.1
Registration Rights Agreement, dated April 23, 2021, among SkyWater Technology, Inc., CMI Oxbow Partners, LLC and the individuals identified on Schedule A thereto. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 19, 2021)

4.2	Description of Registrant’s Securities

10.1+	SkyWater Technology, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.2+	Nonqualified Stock Option Agreement pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.3+	Incentive Stock Option Agreement pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.4+	Restricted Stock Unit Agreement pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.5+
Restricted Stock Unit Agreement for Directors pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.6+	SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.7†
Process Technology License Agreement, dated as of March 1, 2017, by and between Cypress Semiconductor Corporation and Cypress Semiconductor (Minnesota) Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.8†
Amendment No. 1 to the Process Technology License Agreement, dated as of March 19, 2020, by and between Cypress Semiconductor Corporation and SkyWater Technology Foundry, Inc. (f/k/a Cypress Semiconductor (Minnesota) Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.9†
Amendment No. 2 to the Process Technology License Agreement, dated as of April 16, 2020, by and between Cypress Semiconductor Corporation and SkyWater Technology Foundry, Inc. (f/k/a Cypress Semiconductor (Minnesota) Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.10+
Form of Restricted Unit Agreement, by and between CMI Acquisition, LLC and certain directors of CMI Acquisition, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.11+
Restricted Unit Unit Agreement, by and between CMI Acquisition, LLC and certain officers of CMI Acquisition, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.12
Purchase Agreement, dated as of September 29, 2020, by and between SkyWater Technology Foundry, Inc. and Oxbow Realty Partners, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.13
Lease, dated as of September 30, 2020, by and between Oxbow Realty Partners, LLC, as landlord, and SkyWater Technology Foundry, Inc., as tenant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.14
Amended and Restated Credit Agreement, dated as of December 28, 2020, by and among Wells Fargo Bank, National Association, as administrative agent, lead arranger and book runner, the lenders party thereto, CMI Acquisition, LLC, SkyWater Technology Foundry, Inc. and the other borrowers party thereto (incorporated by reference) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.15
Waiver, Consent and First Amendment to Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Wells Fargo Bank, National Association, as administrative agent, CMI Acquisition, LLC, SkyWater Technology Foundry, Inc. and the other borrowers party thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.16
Second Amendment to Amended and Restated Credit Agreement, dated as of August 1, 2021, by and among Wells Fargo Bank, National Association, as administrative agent, SkyWater Technology, Inc. and SkyWater Technology Foundry, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021)

10.17
Third Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2021, by and among Wells Fargo Bank, National Association, as administrative agent, SkyWater Technology, Inc. and SkyWater Technology Foundry, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

10.18
Warrant Purchase Agreement, dated as of December 27, 2020, by and between CMI Acquisition, LLC and Gordon Brothers Finance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.19
Technology and Economic Development Agreement, dated January 25, 2021, by and between Osceola County, Florida and SkyWater Florida, Inc., and joined for limited purposes by ICAMR, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.20	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.21+	SkyWater Technology, Inc. Executive Severance and Change of Control Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.22+	SkyWater Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or any compensatory plan, contract or arrangement.
†    Certain identified portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*    The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyWater Technology, Inc.

Date: March 9, 2022	By:	/s/ Thomas Sonderman
Name: Thomas Sonderman President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Sonderman	Chief Executive Officer and Director	March 9, 2022
Thomas Sonderman	(Principal Executive Officer)

/s/ Steve Manko	Chief Financial Officer	March 9, 2022
Steve Manko	(Principal Financial and Accounting Officer)

/s/ Wendi B. Carpenter	Director	March 9, 2022
Wendi B. Carpenter

/s/ Nancy Fares	Director	March 9, 2022
Nancy Fares

/s/ John T. Kurtzweil	Director	March 9, 2022
John T. Kurtzweil

/s/ Chunyi Leong	Director	March 9, 2022
Chunyi Leong

/s/ Thomas R. Lujan	Director	March 9, 2022
Thomas R. Lujan

/s/ Gary J. Obermiller	Director	March 9, 2022
Gary J. Obermiller

/s/ Loren A. Unterseher	Director	March 9, 2022
Loren A. Unterseher