Form 10-Q
period 2022-04-03
SkyWater Technology, Inc
filed 2022-05-18
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 3, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
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
On May 13, 2022, the number of shares of common stock, $0.01 par value, outstanding was 40,310,292.

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
•our ability to protect our intellectual property rights; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended January 2, 2022.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 3, 2022	January 2, 2022

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$6,435	$12,917
Accounts receivable, net	47,698	39,381
Inventories	13,113	17,500
Prepaid expenses and other current assets	6,417	3,854
Income tax receivable	744	745
Total current assets	74,407	74,397
Property and equipment, net	187,364	180,475
Intangible assets, net	5,494	3,891
Other assets	4,411	4,835
Total assets	$271,676	$263,598
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,030	$1,021
Accounts payable	6,014	7,637
Accrued expenses	24,082	17,483
Current portion of contingent consideration	816	816
Deferred revenue - current	23,273	20,808
Total current liabilities	55,215	47,765
Long-term liabilities:
Long-term debt, less current portion and unamortized debt issuance costs	67,727	58,428
Long-term incentive plan	4,249	4,039
Deferred revenue - long-term	82,944	88,094
Deferred income tax liability, net	798	995
Other long-term liabilities	13,234	4,350
Total long-term liabilities	168,952	155,906
Total liabilities	224,167	203,671
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 39,904,690 and 39,836,038 shares issued and outstanding)	399	398
Additional paid-in capital	118,873	115,208
Accumulated deficit	(71,085)	(54,479)
Total shareholders’ equity, SkyWater Technology, Inc.	48,187	61,127
Non-controlling interests	(678)	(1,200)
Total shareholders’ equity	47,509	59,927
Total liabilities and shareholders’ equity	$271,676	$263,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands, except share, unit and per share and unit data)
Revenue	$48,121	$48,101
Cost of revenue	49,061	38,935
Gross profit (loss)	(940)	9,166
Research and development	2,282	1,927
Selling, general and administrative expenses	11,690	8,603
Change in fair value of contingent consideration	—	56
Operating loss	(14,912)	(1,420)
Other income (expense):
Interest expense	(1,029)	(1,058)
Total other expense	(1,029)	(1,058)
Loss before income taxes	(15,941)	(2,478)
Income tax expense (benefit)	(194)	(425)
Net loss	(15,747)	(2,053)
Less: net income attributable to non-controlling interests	859	758
Net loss attributable to SkyWater Technology, Inc.	$(16,606)	$(2,811)
Net loss per share attributable to common shareholders, basic and diluted:	$(0.42)	$(1.04)
Weighted average shares used in computing net loss per common share, basic and diluted:	39,861,688	3,060,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
For the Three Months Ended April 3, 2022 and April 4, 2021
(dollars, units and shares in thousands)
(Unaudited)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at January 3, 2021	—	$—	18,000	$—	2,108	$3,767	—	$—	—	$—	$—	$(3,783)	$(16)	$(1,568)	$(1,584)
Unit-based compensation	—	—	—	—	—	5	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	(2)	—	—	—	—	—	—	—	—		—
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(981)	(981)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(2,811)	(2,811)	758	(2,053)
Balance at April 4, 2021	—	$—	18,000	$—	2,106	$3,772	—	$—	—	$—	$—	$(6,594)	$(2,822)	$(1,791)	$(4,613)

Balance at January 2, 2022	—	$—	—	$—	—	$—	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
Issuance of common stock pursuant to equity compensation plans	—	—	—	—	—	—	—	—	69	1	658	—	659	—	659
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,007	—	3,007	—	3,007
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(337)	(337)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(16,606)	(16,606)	859	(15,747)
Balance at April 3, 2022	—	$—	—	$—	—	$—	—	$—	39,905	$399	$118,873	$(71,085)	$48,187	$(678)	$47,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Cash flows from operating activities:
Net loss	$(15,747)	$(2,053)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	6,458	6,482
Amortization of debt issuance costs included in interest expense	172	160
Long-term incentive and stock-based compensation	3,216	235
Change in fair value of contingent consideration	—	56
Cash paid for contingent consideration in excess of initial valuation	—	(3,356)
Deferred income taxes	(197)	(1,697)
Non-cash revenue related to customer equipment	—	(2,481)
Changes in operating assets and liabilities:
Accounts receivable	(86)	3,265
Inventories	(3,843)	(4,061)
Prepaid expenses and other assets	(2,139)	4,546
Accounts payable and accrued expenses	4,057	2,187
Deferred revenue	(2,684)	(14,514)
Income tax payable and receivable	1	2,807
Net cash used in operating activities	(10,792)	(8,424)
Cash flows from investing activities:
Purchase of software and licenses	(400)	(219)
Purchases of property and equipment	(4,414)	(5,178)
Net cash used in investing activities	(4,814)	(5,397)
Cash flows from financing activities:
Net proceeds on Revolver	9,392	13,030
Proceeds from employee stock purchase plan	659	—
Cash paid for offering costs	—	(1,199)
Cash paid for capital leases	(334)	—
Distributions to VIE member	(337)	(981)
Repayment of Financing	(256)	(249)
Net cash provided by financing activities	9,124	10,601
Net change in cash and cash equivalents	(6,482)	(3,220)
Cash and cash equivalents - beginning of period	12,917	7,436
Cash and cash equivalents - end of period	$6,435	$4,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$882	$1,009
Income taxes	2	(1,534)
Noncash investing and financing activity:
Property and equipment acquired, not yet paid	$1,537	$6,622
Equipment acquired through capital lease obligations	9,035	2,470
Intangible assets acquired, not yet paid	1,628	—
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
On April 23, 2021, we completed our initial public offering (“IPO”) and issued 8,004,000 shares of common stock. Shares of common stock began trading on the Nasdaq Stock Market on April 21, 2021 under the symbol “SKYT”.
Note 2 Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements as of April 3, 2022, and for the three months ended April 3, 2022 and April 4, 2021, are presented in thousands of U.S. dollars (except share and per share information), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of January 2, 2022. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of our financial position as of April 3, 2022, our results of operations, shareholders' equity (deficit) and cash flows for the three months ended April 3, 2022 and April 4, 2021.
The results of operations for the three months ended April 3, 2022 are not necessarily indicative of the results of operations to be expected for the year ending January 1, 2023, or for any other interim period, or for any other future year.
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
The condensed consolidated statements of operations, shareholders’ equity (deficit) and cash flows are for the three months ended April 3, 2022 and April 4, 2021, each of which consisted of 13 weeks.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Liquidity and Cash Requirements
Our ability to execute our operating strategy is dependent on our ability to continue to access capital through our Revolver (as defined in Note 6 – Debt) and other sources of financing. Our current business plans indicate that we will require additional liquidity to continue our operations for the next 12 months from the issuance of the consolidated financial statements. In response to this, we are in the process of implementing a plan to reduce operating costs to improve cash flow, which includes a reduction in spending and a delayed increase in personnel, and may require us to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations. Management believes that its cash and cash equivalents on hand, available borrowings on our Revolver, and these cost reduction measures, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the consolidated financial statements.
The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. To the extent that our current resources and plans to reduce expenses are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.
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
Net Loss Per Share
We calculate basic and diluted net loss per common share in conformity with the two-class method required for companies with participating securities. Our previously outstanding Class B preferred units met the criteria of a participating security as they contained the rights to an 8% “preferred return” on the deemed original equity value of each such Class B preferred unit (accrued daily since the date of issuance of each such Class B preferred unit). Under the two-class method, income or losses are allocated between the common shareholders and the Class B preferred unitholders. The two-class method includes an allocation formula that determines income or loss per unit for each class according to preferred dividends and undistributed earnings or losses for the period. Our reported net loss for the three months ended April 4, 2021 is increased by the amount allocated to the Class B preferred units to arrive at the loss allocated to common shareholders for purposes of calculating net loss per share. As a result of our April 2021 corporate conversion and IPO, the number of common shares used to compute net loss per common share for the three months ended April 4, 2021 was retrospectively adjusted to reflect the conversion akin to a split-like situation.
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
the net loss by the weighted-average number of shares and potentially dilutive securities outstanding for the period determined using the treasury-stock method. Because we reported a net loss for the three months ended April 3, 2022 and April 4, 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At April 3, 2022 and April 4, 2021, there were restricted stock units and stock options totaling 3,414,000 and 2,329,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(16,606)	$(2,811)
Undistributed preferred return to Class B preferred unitholders	—	(359)
Net loss attributable to common shareholders	$(16,606)	$(3,170)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	39,862	3,060
Net loss per common share, basic and diluted	$(0.42)	$(1.04)
__________________
(1)The weighted-average common shares outstanding for the three months ended April 4, 2021 reflects the retrospective adjustment for the April 14, 2021 corporate conversion of 2,105,936 common units into 3,060,343 shares of common stock.
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
Note 3 Summary of Significant Accounting Policies
Our audited consolidated financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended April 3, 2022, except with respect to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") 2016-2, Leases (“Topic 842”).
Recently Issued Accounting Standards
In February 2016, the FASB issued Topic 842. The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 3, 2022 for our year ending January 1, 2023. The adoption of Topic 842 did not have a material impact on our condensed consolidated financial statements as disclosed in Note 15 – Leases.
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
Note 4 Revenue
Wafer Services Contract
In March 2022, we signed a new contract with a significant wafer services customer. Under the contract, orders are non-cancellable and we have an enforceable right to complete the orders and to payment for any finished or in-process wafers plus a reasonable margin. The wafers produced for that customer are highly customized and have no alternative use to us. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers beginning in March 2022. The contract terms and pricing is applicable to all in-process and future wafers. We recorded revenue of $8,230 in the first quarter of 2022 to account for recognition of wafer services activities in process at the date the contract was signed.
Disaggregated Revenue
The following table discloses revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Three Months Ended April 3, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$13,205	$8,341	$—	$21,546
Advanced Technology Services
T&M	—	18,908	—	18,908
Fixed Price	—	6,500	—	6,500
Other	—	—	1,167	1,167
Total Advanced Technology Services	—	25,408	1,167	26,575
Total revenue	$13,205	$33,749	$1,167	$48,121

	Three Months Ended April 4, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$10,019	$—	$—	$10,019
Advanced Technology Services
T&M	—	10,792	—	10,792
Fixed Price	—	26,123	—	26,123
Other	—	—	1,167	1,167
Total Advanced Technology Services	—	36,915	1,167	38,082
Total revenue	$10,019	$36,915	$1,167	$48,101

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The following table discloses revenue by country as determined based on customer address:

	Three Months Ended
	April 3, 2022	April 4, 2021
United States	$42,359	$43,621
United Kingdom	1,781	2,086
Canada	1,670	1,609
All others	2,311	785
	$48,121	$48,101
Deferred Contract Costs
We recognized amortization of deferred contract costs in our condensed consolidated statements of operations totaling $195 and $551 for the three months ended April 3, 2022 and April 4, 2021, respectively.
Contract Assets
Contract assets are $26,207 and $16,303 at April 3, 2022 and January 2, 2022, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheets. The contract assets balance at April 3, 2022 includes the impact from the new wafer services contract described above, in which we recorded revenue and contract assets of $8,230 for in-process wafers.
Contract Liabilities
The contract liabilities and other significant components of deferred revenue are as follows:

	April 3, 2022			January 2, 2022
	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue
Current	$18,606	$4,667	$23,273	$16,141	$4,667	$20,808
Long-term	72,833	10,111	82,944	76,816	11,278	88,094
Total	$91,439	$14,778	$106,217	$92,957	$15,945	$108,902
The decrease in contract liabilities from January 2, 2022 to April 3, 2022 was primarily the result of completion of specific performance obligations for our customers. Approximately 3% of our total contract liabilities at January 2, 2022 were recognized in revenue in the first three months of 2022. Approximately 15% of our total contract liabilities at January 3, 2021 were recognized in revenue in the first three months of 2021.
Remaining Performance Obligations
As of April 3, 2022, we had approximately $89,903 of transaction price allocated to remaining performance obligations that are unsatisfied (or partially satisfied) on contracts with an original expected duration of one year or more, which are primarily related to Advanced Technology Services contracts. We expect to recognize those remaining performance obligations as follows:

Within one year	$17,070
From one to two years	17,992
From two to three years	10,968
After three years	43,873
Total	$89,903
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Note 5 Balance Sheet Information
Certain significant amounts included in our condensed consolidated balance sheets consist of the following:

	April 3, 2022	January 2, 2022
Accounts receivable, net:
Trade accounts receivable	$21,491	$23,022
Unbilled revenue (contract assets)	26,207	16,303
Other receivables	—	56
Total accounts receivable, net	$47,698	$39,381

	April 3, 2022	January 2, 2022
Inventories:
Raw materials	$3,865	$3,340
Work-in-process	1,390	7,339
Supplies and spare parts	7,858	6,821
Total inventories—current	13,113	17,500
Supplies and spare parts classified as other assets	2,252	2,388
Total inventories	$15,365	$19,888

	April 3, 2022	January 2, 2022
Prepaid expenses and other current assets:
Prepaid expenses	$3,116	$1,759
Deferred contract costs	2,785	1,579
Prepaid inventory	516	516
Total prepaid assets and other current assets	$6,417	$3,854

	April 3, 2022	January 2, 2022
Property and equipment, net:
Land	$5,396	$5,396
Buildings and improvements	87,396	87,156
Machinery and equipment	173,924	143,105
Fixed assets not yet in service	11,059	29,229
Total property and equipment, at cost	277,775	264,886
Less: Accumulated depreciation	(90,411)	(84,411)
Total property and equipment, net	$187,364	$180,475
Depreciation expense was $6,031 and $6,047 for the three months ended April 3, 2022 and April 4, 2021, respectively. In December 2021, we completed an assessment of the useful lives of our machinery and equipment and adjusted the estimated useful life from seven years to ten years to better reflect the estimated periods during which the assets will remain in service. This change in accounting estimate was effective beginning in December of 2021 on a prospective basis for all machinery and equipment acquired after March 1, 2017, the date in which we became an independent company as part of a divestiture from Cypress. The effect of this change in estimate resulted in a $445 decrease in depreciation expense for the three months ended April 3, 2022.
Intangible assets consist of purchased software and license costs from our acquisition of the business in 2017. Additionally, we have entered into license agreements for third-party software and licensed technology, which also comprise intangible assets. During the three months ended April 3, 2022, we acquired third-party software and licensed technology of

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
$2,028, which will be amortized over a weighted average estimated life of 8.8 years. Intangible assets are summarized as follows:

	April 3, 2022	January 2, 2022
Intangible assets, net:
Software and licensed technology	$8,653	$6,625
Customer list	—	1,500
Total intangible assets, at cost	8,653	8,125
Less: Accumulated amortization	(3,159)	(4,234)
Total intangible assets, net	$5,494	$3,891
For the three months ended April 3, 2022 and April 4, 2021, amortization of the customer list intangible asset charged to operations was $0 and $88, respectively, and amortization of software and licensed technology was $425 and $347, respectively.
Remaining estimated aggregate annual amortization expense is as follows for the years ending:

Amortization Expense
Remainder of 2022	$1,403
2023	1,429
2024	754
2025	601
2026	433
Thereafter	874
Total	$5,494

	April 3, 2022	January 2, 2022
Other assets:
Supplies and spare parts	$2,252	$2,388
Deferred contract costs	862	1,760
Other assets	1,297	687
Total other assets	$4,411	$4,835

	April 3, 2022	January 2, 2022
Accrued expenses:
Accrued compensation	$5,596	$4,557
Patents and licensed technology obligations	2,000	—
Accrued commissions	241	189
Accrued fixed asset expenditures	1,252	861
Accrued royalties	2,586	1,854
Capital lease obligations	1,597	1,192
Other accrued expenses	10,810	8,830
Total accrued expenses	$24,082	$17,483

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Note 6 Debt
The components of debt outstanding are as follows:

	April 3, 2022	January 2, 2022
Revolver	$35,615	$26,223
Financing (by VIE)	37,593	37,850
Unamortized debt issuance costs (1)	(4,451)	(4,624)
Total long-term debt, including current maturities	68,757	59,449
Less: Current portion of long-term debt	(1,030)	(1,021)
Long-term debt, excluding current portion and unamortized debt issuance costs	$67,727	$58,428
__________________
(1)Unamortized debt issuance costs as of April 3, 2022 included $1,379 for the Revolver (as defined below) and $3,072 for the Financing (as defined below). Unamortized debt issuance costs as of January 2, 2022 included $1,471 for the Revolver and $3,153 for the Financing (by VIE).
Revolver
The outstanding balance of our amended and restated revolving credit agreement with Wells Fargo Bank, National Association (the “Revolver”) was $35,615 as of April 3, 2022 at an interest rate of 2.9%. Our remaining availability under the Revolver was $29,101 as of April 3, 2022. However, we must maintain availability under the Revolver of at least $15,000 in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. As of April 3, 2022, our unused remaining availability was $29,101 and we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
Maturities
As of April 3, 2022, the Revolver is due in December 2025. The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. Future principal payments of our Revolver and consolidated VIE’s Financing, excluding unamortized debt issuance costs, are as follows:

Remainder of 2022	$767
2023	1,060
2024	1,094
2025	36,749
2026	1,177
Thereafter	32,361
Total	$73,208
Note 7 Income Taxes
The effective tax rates for the three months ended April 3, 2022 and April 4, 2021 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in our deferred tax asset valuation allowance. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the three months ended April 3, 2022 was 1.2%, compared to 17.2% for the three months ended April 4, 2021. The income tax benefit rate applied to our pre-tax loss was lower for the three months ended April 3, 2022 and April 4, 2021 than our statutory tax rate of 21% primarily due to a deferred tax asset valuation allowances.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $12,918 was recorded as of April 3, 2022 to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at January 2, 2022 was $9,819.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
No liability has been recorded for uncertain tax positions. We would accrue, if applicable, income tax related interest and penalties in income tax expense in our condensed consolidated statement of operations. There were no interest and penalties incurred during the three months ended April 3, 2022 and April 4, 2021.
Note 8 Shareholders’ Equity
Classes of Equity Units
Until our corporate conversion on April 14, 2021, we had three classes of limited liability interests, designated as Class A preferred units, Class B preferred units, and common units (collectively, the “Unit” or “Units”). The Class A preferred units were authorized specifically for issuance upon exercise of warrants, of which none were issued and outstanding. Class A preferred units and common units were non-voting classes, and Class B preferred units are a voting class.
Conversion
On April 14, 2021, we completed a corporate conversion. Pursuant to the certificate of incorporation effected in connection with the corporate conversion, our authorized capital stock consists of 200,000,000 shares of voting common stock, par value $0.01 per share, and 80,000,000 shares of preferred stock, par value $0.01 per share. As of April 3, 2022, giving effect to the corporate conversion and our IPO, 39,904,690 shares of common stock were issued and outstanding. No shares of our preferred stock were outstanding. On April 21, 2021, our common stock began trading on the Nasdaq Stock Market under the symbol “SKYT”.
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
Note 9 Share-Based Compensation
2021 Equity Incentive Plan
In connection with our IPO, we adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO. As of April 3, 2022, the 2021 Equity Plan provides for the issuance of up to 5,150,000 shares of common stock to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. The share reserve of the 2021 Equity Plan will be increased effective the first business day of each calendar year by an amount equal to the lesser of: (i) 150,000 shares of common stock; (ii) three percent (3%) of the shares of common stock

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
outstanding on the final day of the immediately preceding calendar year; and (iii) such smaller number of shares of common stock as determined by the compensation committee.
Stock Options
During the three months ended April 3, 2022, we granted 549,000 stock options, respectively, which vest ratably on each of the first, second, third, and fourth anniversaries of the grant date and expire 10 years from the grant date. No stock options were granted during the three months ended April 4, 2021. Share-based compensation expense related to stock option awards was $423 and $0 for the three months ended April 3, 2022 and April 4, 2021, respectively. Actual forfeitures are recognized as they occur.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions noted in the following table. The risk-free interest rate used in the option valuation model was based on yields available on the grant dates for U.S. Treasury Strips with maturity consistent with the expected life assumption. The expected term of the option represents the period of time that options granted are expected to be outstanding and is based on the Securities and Exchange Commission ("SEC") Simplified Method (midpoint of average vesting time and contractual term). Expected volatility is based on an average of the historical, daily volatility of a peer group of similar companies over a period consistent with the expected life assumption ending on the grant date. We assumed no dividend yield in the valuation of the options granted as we have never declared or paid dividends on our common stock and currently intend to retain earnings for use in operations.

Three Months Ended
April 3, 2022
Expected volatility:	47.2%
Expected term (in years):	6.25
Risk-free interest rate:	1.9%
The following table summarizes our stock option activity during the three months ended April 3, 2022:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life
Balance outstanding as of January 2, 2022	986	$14.29
Granted	549	$11.24
Exercised	—	$—
Forfeited or canceled	(99)	$13.25
Balance outstanding as of April 3, 2022	1,436	$13.20	$—	7.4 years
Balance vested and exercisable as of April 3, 2022	22	$14.00	$—	0.2 years
The weighted average grant-date fair value of options granted in the three months ended April 3, 2022 was $5.37. As of April 3, 2022, total unrecognized compensation cost related to stock options was $5,782 and is expected to be recognized over a weighted average period of approximately 3.5 years.
Restricted Common Stock Units
During the three months ended April 3, 2022, we granted 10,000 restricted common stock units to newly appointed directors which vest in full on May 31, 2022. During the three months ended April 3, 2022, we granted 263,000 restricted common stock units, which vest ratably on each of the first, second and third anniversaries of the grant date. The common stock relating to these restricted common stock units is issued upon vesting. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units have been issued. No restricted common stock units were granted during the three months ended April 4, 2021.
Share-based compensation expense related to restricted common stock unit awards was $2,377 and $0 for the three months ended April 3, 2022 and April 4, 2021, respectively. Actual forfeitures are recognized as they occur. As of April 3, 2022, total unrecognized compensation cost related to restricted common stock units was $7,511 and is expected to be

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
recognized over a weighted average period of approximately 1.8 years. The estimated fair value of restricted common stock units is based on the grant date closing price of our common stock for time-based vesting awards. No restricted stock units vested during the three months ended April 3, 2022 and April 4, 2021.
The following table summarizes our restricted common stock unit activity during the three months ended April 3, 2022:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Balance outstanding as of January 2, 2022	1,745	$8.34
Granted	273	$11.24
Vested	—	$—
Forfeited or canceled	(40)	$16.57
Balance outstanding as of April 3, 2022	1,978	$8.52
2021 Employee Stock Purchase Plan
In connection with our IPO, we also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A maximum of 707,000 shares of our common stock has been reserved for issuance under the 2021 ESPP. Under the 2021 ESPP, eligible employees may purchase our common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of our common stock as of the beginning or end of each offering period, which may range from 6 to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of our common stock may be purchased by an employee each offering period. The initial six-month offering period commenced on September 1, 2021 and 69,000 shares were purchased under the 2021 ESPP during the three months ended April 3, 2022. As of April 3, 2022 and January 2, 2022, $351 and $937, respectively, was withheld on behalf of employees for future purchases under the 2021 ESPP and recorded as accrued compensation. Share-based compensation expense related to the 2021 ESPP was $207 for the three months ended April 3, 2022. Actual forfeitures are recognized as they occur. As of April 3, 2022, total unrecognized compensation cost related to the 2021 ESPP was $381 and will be recognized on a straight-line basis over the six-month offering period.
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

Three Months Ended April 3, 2022
Expected volatility:	47.2%
Expected term (in years):	0.50
Risk-free interest rate:	0.60%
Weighted average grant-date fair value per share	$3.20
Share-Based Compensation Expense Allocation
Share-based compensation expense was allocated in the condensed consolidated statements of operations as follows:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	Three Months Ended
	April 3, 2022	April 4, 2021
Cost of revenue	$1,040	$—
Research and development	207	—
Selling, general and administrative expenses	1,760	5
	$3,007	$5
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
Level 3 inputs are used in the valuation of our contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Beginning balance	$816	$10,900
Payments	—	(3,356)
Change in fair value	—	56
Ending balance	$816	$7,600
We expect to pay our contingent consideration liability in the second quarter of 2022 at the amount currently recorded on our condensed consolidated balance sheet.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at April 3, 2022 and January 2, 2022 due to the short maturity of these items. The carrying values of our borrowings under our Revolver and Financing approximate their fair values due to the frequency of the floating interest rate resets on these borrowings. The fair value of the Revolver and Financing were determined based on inputs that are classified as Level 2 in the fair value hierarchy.
Our non-financial assets such as property and equipment and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of April 3, 2022 and January 2, 2022, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Capital Expenditures
We have various contracts outstanding with third parties which primarily relate to the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $10 million of contractual commitments outstanding as of April 3, 2022 that we expect to be paid in 2022, through cash on hand and operating cash flows.
Note 12 Major Customers and Concentration Risk
The following customers accounted for 10% or more of revenue for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
	April 3, 2022	April 4, 2021
Customer A	16%	37%
Customer B	40%	19%
Customer C	*	10%
	56%	66%
__________________
* Represents less than 10% of revenue.
We had two major customers that accounted for 33% and 29% of outstanding trade accounts receivable as of April 3, 2022 and two major customers that accounted for 25% and 12% of outstanding trade accounts receivable as of January 2, 2022. The loss of a major customer could adversely affect our operating results and financial condition.
Note 13 Related Party Transactions
Professional Services
Oxbow Industries, LLC (“Oxbow”), our principal stockholder, provided management and financial consulting services to us. We incurred management fees to Oxbow of $0 and $160 of during the three months ended April 3, 2022 and April 4, 2021, respectively, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
A member of our board of directors provided legal and professional services to us. We incurred fees of $0 and $116 for the three months ended April 3, 2022 and April 4, 2021, respectively, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
Sale-Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to an entity (“Oxbow Realty”) controlled by our principal stockholder. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of April 3, 2022 were as follows (such amounts are eliminated from our condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 14 – Variable Interest Entities):

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

Remainder of 2022	$3,631
2023	4,932
2024	5,031
2025	5,132
2026	5,234
Thereafter	84,116
Total lease payments	108,076
Less: imputed interest	(80,660)
Total	$27,416
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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by us as of April 3, 2022 and January 2, 2022. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

	April 3, 2022	January 2, 2022
Cash and cash equivalents	$240	$475
Prepaid expenses	424	192
Finance receivable	37,492	37,437
Other assets	256	200
Total assets	$38,412	$38,304
Accounts payable	$855	$1,232
Accrued expenses	697	479
Debt	37,538	37,793
Total liabilities	$39,090	$39,504
 The following table shows the revenue and expenses of Oxbow Realty that are consolidated by us for the three months ended April 3, 2022 and April 4, 2021. We have included these amounts, net of eliminations, in the corresponding tables in the notes to our condensed consolidated financial statements.

	Three Months Ended
	April 3, 2022	April 4, 2021
Revenue	$1,260	$1,345
General and administrative expenses	77	252
Interest expense	324	335
Total expenses	401	587
Net income	$859	$758

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Note 15 Leases
On January 3, 2022, we adopted ASU No. 2016-02, Leases, and all related amendments using the "Comparatives Under 840 Option" transition approach. Under this transition approach, comparative prior periods, including disclosures, were not restated. We elected the transition package of practical expedients which, among other things, allowed us to carry forward historical lease classification. We chose not to elect the hindsight practical expedient. The adoption of the standard did not have an impact on our condensed consolidated statements of operations and there was no adjustment to our retained earnings. We do not expect the adoption of the new standard to have a material impact on our operating results on an ongoing basis.
The most significant impact of the new leases standard was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. On January 3, 2022, the adoption of the new standard resulted in the recognition of a right-of-use asset of $184 and a lease liability of $184.
We lease certain property and equipment, such as our headquarters in Minnesota, our office location in Florida and certain production equipment under finance leases. We also lease our manufacturing location in Florida and warehouse space in Minnesota under operating leases. We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. On April 1, 2022, we commenced a finance lease for a new nitrogen generator. The lease has a term of 15 years for total fixed payments of approximately $14,000.
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of our leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain we will exercise that option. As of April 3, 2022, the operating lease liability and operating right-of-use assets did not include any lease extension options.
We have lease agreements with lease and non-lease components and have elected to account for these as a single lease component only for equipment leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows:

Three Months Ended April 3, 2022
Operating lease cost	$13
Finance lease cost:
Amortization of assets	347
Interest on lease liabilities	88
Variable lease cost	—
Total net lease cost	$448
Short-term lease cost amounted to $70 for the three months ended April 3, 2022.
Supplemental cash flow information related to leases are as follows:

Three Months Ended April 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12
Operating cash flows used for finance leases	88
Financing cash flows used for finance leases	334

Right of use assets obtained in exchange for lease liabilities:
Operating leases	184
Finance leases	9,035

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The weighted average remaining lease term and weighted average discount rates related to leases are as follows:

April 3, 2022
Weighted average remaining lease term:
Operating leases	3.8 years
Finance leases	13.2 years
Weighted average discount rate:
Operating leases	4.8%
Finance leases	8.5%
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	April 3, 2022
Assets
Operating lease right-of-use assets	Other assets	$174
Finance lease right-of-use assets	Property and equipment, net	11,135
Total lease right-of-use assets		$11,309
Operating lease liabilities
Current portion of operating lease liabilities	Accrued expenses	$42
Operating lease liabilities, excluding current portion	Other long-term liabilities	132
Total operating lease liabilities		174
Finance lease liabilities
Current portion of finance lease liabilities	Accrued expenses	1,597
Finance lease liabilities, excluding current portion	Other long-term liabilities	9,523
Total finance lease liabilities		11,120
Total lease liabilities		11,294
Future maturities of lease liabilities as of April 3, 2022 are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
Remainder of 2022	$36	$1,915	$1,951
2023	50	1,436	1,486
2024	51	1,212	1,263
2025	54	1,133	1,187
2026	—	1,135	1,135
Thereafter	—	11,968	11,968
Total lease payments	191	18,799	18,990
Less imputed interest	(17)	(7,679)	(7,696)
Total lease liabilities	$174	$11,120	$11,294
With the exception of the future minimum lease commitments related to our lease of the land and building representing our primary operating location in Bloomington, Minnesota, which are eliminated in consolidation, we had no disclosures in the prior year period related to leases.
SkyWater as the Lessor
In March 2020, we executed a contract with a customer that includes the right to use of a portion of our existing facility to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
$21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue. See Note 4 – Revenue for additional information on revenue recognition and deferred revenue of the operating lease. The carrying value of the facility space utilized by the lessee was approximately $27,000, net of accumulated depreciation of $1,939 and $1,558 as of April 3, 2022 and January 2, 2022, respectively, and is included in property and equipment on our condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes, included in our Annual Report on Form 10-K for the year ended January 2, 2022. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in our forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Forward-Looking Statements” herein and elsewhere in our Annual Report on Form 10-K.
We refer to the three-month periods ended April 3, 2022 and April 4, 2021 as the first quarter of 2022 and first quarter of 2021, respectively. Each of these three-month periods includes 13 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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
We received net proceeds from the IPO of approximately $100.2 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.9 million. We estimate that we utilized approximately $45 million of our IPO proceeds to pay down our revolving credit agreement, approximately $28 million of our IPO proceeds to fund capital expenditures, and approximately $27 million of our IPO proceeds to fund our operating activities.
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
We primarily focus on serving diversified, high-growth end users in numerous vertical markets, including (1) advanced computation, (2) aerospace and defense, or A&D, (3) automotive and transportation, (4) bio-health, (5) consumer and (6) industrial/internet of things, or IoT. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our Advanced Technology Services, we specialize in co-creating with our customers advanced solutions that directly serve our end markets, such as superconducting ICs for quantum computing, integrated photonics, carbon nanotube technologies, or CNTs, microelectromechanical systems, or MEMS, technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our focus on the differentiated analog and complementary metal-oxide-semiconductor, or CMOS, markets supports long product life-cycles and requirements that value performance over cost-efficiencies, and leverages our portfolio IP.
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
Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first three months of 2022 and 2021 or are reasonably likely to impact our results in the future.
■Macroeconomic and competitive conditions, including cyclicality and consolidation, affecting the semiconductor industry.
■The global economic climate, including the impact on the economy from geopolitical issues and the ongoing COVID-19 pandemic. Our business has been adversely affected by the effects of the COVID-19 pandemic. We implemented modifications to employee travel and employee work locations, as required, in some cases by federal, state and local authorities, which has had a negative impact on our employee productivity. As a result of the COVID-19 pandemic, one customer reduced its research and development expenditures with us, and a second customer experienced facility shutdowns which resulted in delays in project milestones, in each case negatively affecting our revenues. Because we have a manufacturing facility, we may be vulnerable to an outbreak of a new coronavirus or other contagious diseases. The effects of such an outbreak could include the temporary shutdown of our facilities, disruptions or restrictions on the ability to ship our products to our customers, as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products or of the ability of our suppliers to delivery key components on a timely basis could have material adverse effect on our revenue and operating results. See “Risk Factors—The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition” in our Annual Report on Form 10-K and our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding the effects of the COVID-19 pandemic on our business.
■The impact of vaccine mandates on our workforce. In the U.S., the Food and Drug Administration issued emergency use authorization for COVID-19 vaccines and the government began extensive efforts to administer them. We have taken various steps to encourage and facilitate vaccination access for our employees, in accordance with federal guidance. We have provided flexibility for employees to get vaccinated, and strongly encouraged our workforce to take care of themselves and their colleagues. In September 2021, the White House issued an executive order and guidance from the Safer Federal Workforce Task Force broadly requiring many U.S.-based federal contractors to be fully vaccinated by December 8, 2021 (or to have an approved accommodation). In early November 2021, the federal government extended that deadline to January 18, 2022. On December 7, 2021, a federal district judge issued an order, temporarily suspending the government from enforcing the federal contractor mandate. That order is on appeal. State and local governments are also taking actions related to the pandemic, imposing additional and varying requirements on industry. We have taken, and are continuing to take, steps to encourage our employees to be fully vaccinated (or to have an approved accommodation) to protect our workplace and to position us to comply with the executive order, guidance, and related contract terms, if and as necessary, as we continue to evaluate the evolving situation and our customers’ requirements. Evolving government requirements, including regarding a vaccine mandate, along with the broader impacts of the continuing pandemic, could significantly impact our workforce and performance, as well as those of our suppliers, and result in costs that we may not be able to recover fully. We continue to take robust actions to protect the health, safety and well-being of our employees, and to serve our customers with continued performance. See “Risk Factors—Vaccination or testing mandates could have a material adverse impact on our business and results of operations” in our Annual Report on Form 10-K for discussion of risks associated with the potential adverse effects on our business.
■The Creating Helpful Incentives to Produce Semiconductors, or CHIPS, for America Act, in which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The U.S. Senate passed broad competitiveness legislation on June 8, 2021, through the U.S. Innovation and Competition Act, which includes $52 billion in federal investments for the domestic semiconductor research, design and manufacturing provisions in the CHIPS Act. The U.S. House of Representatives passed competitiveness legislation on February 4, 2022, through the America COMPETES Act, which also includes $52 billion in CHIPS Act investments. Both legislative chambers must reach agreement on, and pass, the joint competitiveness legislation before it can be signed into law by the President.
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
■Material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate inflation. We expect the current economic environment will result in continuing price volatility and inflation for many of our raw materials. In addition, the labor market for skilled manufacturing remains tight and our labor costs have increased as a result.
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

Results of Operations
First Quarter of 2022 Compared to First Quarter of 2021
The following table summarizes certain financial information relating to our operating results for the first quarter of 2022 and for the first quarter of 2021.

	First Quarter Ended		Dollar Change	Percentage Change
	April 3, 2022 (1)	April 4, 2021 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$48,121	$48,101	$20	—%
Cost of revenue	49,061	38,935	10,126	26%
Gross profit (loss)	(940)	9,166	(10,106)	(110)%
Research and development	2,282	1,927	355	18%
Selling, general and administrative expenses	11,690	8,603	3,087	36%
Change in fair value of contingent consideration	—	56	(56)	(100)%
Operating income (loss)	(14,912)	(1,420)	(13,492)	(950)%
Other income (expense):
Interest expense	(1,029)	(1,058)	29	(3)%
Total other income (expense)	(1,029)	(1,058)	29	3%
Loss before income taxes	(15,941)	(2,478)	(13,463)	(543)%
Income tax expense (benefit)	(194)	(425)	231	(54)%
Net loss	(15,747)	(2,053)	(13,694)	(667)%
Less: net income attributable to non-controlling interests	859	758	101	13%
Net loss attributable to SkyWater Technology, Inc.	$(16,606)	$(2,811)	$(13,795)	(491)%
Other Financial Data:
Adjusted EBITDA (2)	$(4,836)	$5,629	$(10,465)	(186)%
__________________
(1)The consolidated statements of operations are for the first quarter of 2022 and the first quarter of 2021. The first quarter of 2022 and 2021 each contained 13 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Revenue
Revenue was $48.1 million for the first quarter of 2022 compared to $48.1 million for the first quarter of 2021. During the first quarter of 2022, we signed a new contract with a significant wafer services customer. The new contract included increased pricing terms and changed other terms, whereby revenue is recognized over time beginning in March 2022. As a result, we recorded revenue of $8.2 million in the first quarter of 2022 to account for recognition of wafer services activities in process at the date the contract was signed.
The following table shows revenue by services type for the first quarters of 2022 and 2021:

	First Quarter Ended		Dollar Change	Percentage Change
	April 3, 2022	April 4, 2021

	(in thousands)
Wafer Services	$21,546	$10,019	$11,527	115%
Advanced Technology Services	26,575	38,082	(11,507)	(30)%
Total	$48,121	$48,101	$20	0%
The Wafer Services revenue increase for the first quarter of 2022 reflects the $8.2 million impact from recognition of in process wafers in March 2022 and continued demand in the IoT and automotive industries.

The Advanced Technology Services revenue decrease during the first three months of 2022 was due to a decrease in the amount of revenue recognized related to services to qualify customer funded tool technologies. Tool revenue was $1.0 million during the first quarter of 2022 compared to $15.4 million during the first quarter of 2021. The decrease was partially offset by continued momentum in U.S. government activities, in partnership with SkyWater, to bolster the domestic semiconductor supply chain and strengthen the defense industrial base.
Gross profit (loss)
Gross profit (loss) decreased $10.1 million, or 110%, to $(0.9) million for the first quarter of 2022, from $9.2 million for the first quarter of 2021. The decrease was due to increased cost of revenue. The cost of revenue increase was driven by more activities, labor inflation, supply chain constraints, and investments in our strategic platforms. Our labor costs increased as we continued to hire at our Minnesota and Florida facilities to support increased activities. In addition to headcount increases, we are seeing wage inflation, similar to others in the semiconductor industry. The labor market for skilled manufacturing remains tight and we have increased our average starting wage in our fabs to attract the best talent in the market. We also experienced higher prices for freight, substrates, equipment, spare parts, chemicals, and gases as we added additional sources at a higher cost to compliment the output from our primary suppliers and navigate supply chain challenges. The gross loss for the first quarter of 2022 includes increased equity-based compensation of $1.1 million.
Research and development
Research and development costs increased to $2.3 million for the first quarter of 2022, from $1.9 million for the first quarter of 2021. The increase of $0.4 million, or 18%, was attributable to increased personnel expense of $0.2 million from our continued investment in internal personnel and external engineering support; and increased equity-based compensation expense of $0.2 million.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $11.7 million for the first quarter of 2022, from $8.6 million for the first quarter of 2021. The increase of $3.1 million, or 36%, was attributable to increased equity-based compensation expense of $1.8 million; increased insurance expense of $1.2 million; and increased personnel expense of $0.5 million due to the increase in headcount due to public company requirements and build out of strategic sales and business leadership during the first quarter of 2022. The increase was partially offset by decreased commission expenses of $0.6 million.
Interest expense
Interest expense decreased to $1.0 million for the first quarter of 2022, from $1.1 million for the first quarter of 2021. The decrease in interest expense was a result of lower debt balances, partially offset by higher interest rates on our Revolver during the first three months of 2022 compared to the interest rates charged during the comparable prior year period.
Income tax expense (benefit)
Income tax benefit decreased to $0.2 million for the first quarter of 2022, from a benefit of $0.4 million for the first quarter of 2021. The effective income tax rate for the first quarter of 2022 was 1.2%, compared to an effective income tax rate of 17.2% for the first quarter of 2021. The effective income tax rate applied to our pre-tax loss was lower for the first quarters of 2022 and 2021 than our statutory tax rate of 21% primarily due to deferred tax asset valuation allowances.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests increased to $0.9 million for the first quarter of 2022, from $0.8 million for the first quarter of 2021. Net income attributable to non-controlling interests reflects the net income of the variable interest entity, or VIE, that we consolidate, representing the economic interest in the profits and losses of Oxbow Realty that the owners of our shareholders’ equity do not legally have rights or obligations to.
Adjusted EBITDA
Adjusted EBITDA decreased $10.5 million, or 186%, to $(4.8) million for the first quarter of 2022 from $5.6 million for the first quarter of 2021. The decrease in adjusted EBITDA during the first quarter of 2022 primarily reflects decreased gross profit due to increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers and the requirements of being a public company. For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”

Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to continue to access capital through our Revolver and other sources of financing. Our current business plans indicate that we will require additional liquidity to continue our operations for the next 12 months from the issuance of the consolidated financial statements. In response to this, we are in the process of implementing a plan to reduce operating costs to improve cash flow, which includes a reduction in spending and a delayed increase in personnel, and may require us to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations. Management believes that its cash and cash equivalents on hand, available borrowings on our Revolver, and these cost reduction measures, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the consolidated financial statements.
The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. To the extent that our current resources and plans to reduce expenses are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.
We had $6.2 million in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $29.1 million as of April 3, 2022. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023.
Initial Public Offering
On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. We received net proceeds from the IPO of approximately $100.2 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.9 million. We estimate that we utilized approximately $45 million of our IPO proceeds to pay down our revolving credit agreement, approximately $28 million of our IPO proceeds to fund capital expenditures, and approximately $27 million of our IPO proceeds to fund our operating activities.
Capital Expenditures
On July 26, 2021, we announced that our Board of Directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase overall output by at least 40% and to enable accelerated revenue growth. The remainder is focused on expediting our entry into the gallium nitride, or GaN, market, a promising technology for electric vehicles, 5G and consumer electronics, among others due to its properties that enable higher charging efficiencies, smaller ship size, and lighter weight for many applications. We believe SkyWater can fill the need for a US-based 200 mm foundry to offer technology services for GaN-based solutions expanding the serviceable market for our technology-as-a-serviceSM model. The strategic capital investment is a multi-year strategy and we invested approximately $15.8 million during 2021 and the first quarter of 2022.
For the first three months of 2022, we spent approximately $4.8 million on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under our Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in 2022.
We have various contracts outstanding with third parties in connection with the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $10 million of contractual commitments outstanding as of April 3, 2022 that we expect to be paid in 2022, through cash on hand and availability under our Revolver. On April 1, 2022, we commenced a finance lease for a nitrogen generator. The lease has a term of 15 years for total fixed payments of approximately $14 million.
Contingent Consideration
We anticipate paying $0.8 million to settle the remaining obligation related to our contingent consideration royalty liability in the first half of 2022. We anticipate our cash on hand and availability under our Revolver will provide the funds necessary to settle the contingent consideration royalty liability.

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
As of April 3, 2022, we had available aggregate undrawn borrowing capacity of approximately $29.1 million under our Revolver. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. For the periods presented, our use of cash was primarily driven by our investing activities, and specifically by our investments in capital expenditures.
The following table sets forth general information derived from our condensed consolidated statement of cash flows for the first three months of 2022 and 2021:

	Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Net cash used in operating activities	$(10,792)	$(8,424)
Net cash used in investing activities	$(4,814)	$(5,397)
Net cash provided by financing activities	$9,124	$10,601
First Quarter of 2022 Compared to First Quarter of 2021
Cash and Cash Equivalents
At April 3, 2022 and January 2, 2022, we had $6.4 million and $12.9 million of cash and cash equivalents, respectively, including cash of $0.2 million and $0.5 million, respectively, held by a variable interest entity that we consolidate.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, accounts payable, accrued expenses, and deferred revenue, all of which tend to be related and are affected by changes in the timing and volume of work performed and our increased expenditures as a public company. Net cash used in operating activities was $10.8 million during the first three months of 2022, a decrease of $2.4 million from $8.4 million of cash used in operating activities during the first three months of 2021. The decrease in cash provided by operating activities during the first three months of 2022 was driven primarily by an increase in our costs as described in Gross profit (loss) above. Our operating cash flow was additionally impacted from the change in our working capital accounts. Deferred revenue decreased during the first three months of 2022 as we recognized revenue from customers who funded our building expansion during 2020.
Investing Activities
Capital expenditures are a significant use of our capital resources. These investments are intended to enable revenue growth in new and expanding markets, help us meet product demand and increase our manufacturing efficiencies and capacity.
Net cash used in investing activities was $4.8 million during the first three months of 2022, a decrease of $0.6 million from $5.4 million during the first three months of 2021. The decrease in cash used during the first three months of 2022 reflects decreased capital spending on property and equipment as we fully complete our foundry expansion project to increase manufacturing capacity at our Minnesota facility.
Financing Activities
Net cash provided by financing activities was $9.1 million during the first three months of 2022, a decrease of $1.5 million from net cash provided by financing activities of $10.6 million during the first three months of 2021. The decrease in net cash provided by financing activities during the first three months of 2022 was driven by a decrease in net proceeds of our revolver, which amounted to $9.4 million during the first three months of 2022 compared to $13.0 million during the first three months of 2021. The decrease was additionally driven by a decrease in distributions to our VIE and partially offset from proceeds from our employee stock purchase plan.
Indebtedness
Sale Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to Oxbow Realty, LLC, or Oxbow Realty, an entity controlled by our principal stockholder for $39 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million and paid a guarantee fee to our principal stockholder of $2.0 million. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease. Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the property with the proceeds received recorded as a financial obligation.
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
On November 3, 2021, we entered into an amendment to the Revolver, effective as of October 1, 2021, to eliminate the requirement for us to comply with the leverage ratio financial covenant contained therein with respect to the fiscal quarters ending on or prior to July 2, 2023, so long as the remaining availability under the Revolver has equaled or exceeded $15 million. Certain financial covenants, including a fixed charge coverage ratio and leverage ratio, become applicable only if unused remaining availability falls below $15 million. As of April 3, 2022, our unused remaining availability was $29.1 million and we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months. The fixed charge coverage ratio financial covenant requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 on a rolling twelve-month basis. The fixed charge coverage ratio included in our credit agreement is defined as (A) earnings before interest, taxes, depreciation and amortization (“EBITDA”), less unfinanced capital expenditures, divided by (B) fixed charges, which are generally defined as cash interest and income taxes, scheduled principal payments on loans and contingent consideration arrangements, and restricted payments such as dividends. EBITDA, as defined, includes adjustments for such items as unusual gains or losses, equity-based compensation and management fees, as well as other adjustments. The leverage ratio financial covenant requires us to maintain a leverage ratio of no greater than 3.0 to 1.0 on a rolling twelve-month basis measured quarterly. The leverage ratio included in our credit agreement is defined as our funded indebtedness as of the measurement date divided by our EBITDA for the twelve-month period as of the measurement date.
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

Contractual Obligations
There were no significant changes outside the ordinary course of business in our contractual obligations from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Material Cash Requirements” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.
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
Critical Accounting Policies and Estimates
In connection with preparing our condensed consolidated financial statements in accordance with U.S. GAAP, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time we prepare our condensed consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.
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
There have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 2, 2022, except as set forth below.
Revenue Recognition of New Wafer Services Contract
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
In March 2022, we signed a new contract with a significant wafer services customer. Under the contract, orders are non-cancellable and we have an enforceable right to complete the orders and to payment for any finished or in-process wafers plus a reasonable margin. The wafers produced for that customer are highly customized and have no alternative use to us. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers beginning in March 2022. The contract terms and pricing is applicable to all in-process and future wafer. We recorded revenue of $8,230 in the first quarter of 2022 to account for recognition of wafer services activities in process at the date the contract was signed. Additionally, this change in the timing of revenue recognition reduced our work-in-process inventory and increased our unbilled receivables (contract assets) and cost of revenue. Under the previous contract with the significant customer, we were recognizing revenue at a point-in-time under a bill and hold arrangement as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2022.

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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net income before interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation and certain other items that we do not view as indicative of our ongoing performance, including fair value changes in contingent consideration, management fees, inventory write-down, corporate conversion and IPO related costs, Paycheck Protection Program Loan forgiveness, SkyWater Florida start-up costs, net income attributable to non-controlling interests, and management transition expense.
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

	First Quarter Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(16,606)	$(2,811)
Interest expense	1,029	1,058
Income tax (benefit) expense	(194)	(425)
Depreciation and amortization	6,458	6,482
EBITDA	(9,313)	4,304
SkyWater Florida start-up costs (1)	402	—
Fair value changes in contingent consideration (2)	—	56
Equity-based compensation (3)	3,216	235
Management fees (4)	—	276
Net income attributable to non-controlling interests (5)	859	758
Adjusted EBITDA	$(4,836)	$5,629
__________________
(1)Represents start-up costs associated with our 200 mm advanced packaging facility in Kissimmee, Florida, which includes legal fees, recruiting expenses, retention awards and facility start-up expenses. These expenses are not indicative of our ongoing costs and will be discontinued following completion of the start-up of SkyWater Florida.
(2)Represents non-cash valuation adjustment of contingent consideration to fair market value during the period.
(3)Represents non-cash equity-based compensation expense.
(4)Represents a related party transaction with Oxbow, our principal stockholder. As these fees are not part of the core business, did not continue after our IPO and are excluded from management’s assessment of the business, we believe it is useful to investors to view our results excluding these fees.
(5)Represents net income attributable to our VIE, which was formed for the purpose of purchasing our land and building with the proceeds of a bank loan. Since depreciation and interest expense are excluded from net loss in our adjusted EBITDA financial measure, we also exclude the net income attributable to the VIE.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 3, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial

Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 3, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As disclosed in Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended January 2, 2022, we previously identified material weaknesses in our internal control over financial reporting. As of April 3, 2022, we have material weaknesses in components of the COSO framework, including the control environment and risk assessment due to our limited accounting and finance resources, which resulted in inappropriate preparation, review and maintenance of documentation and information that is critical to the design and consistent execution and monitoring of internal controls. We did not sufficiently design, implement, and maintain control activities related to the recording of revenue to sufficiently assess the obligations for proper accounting, review of the completion of performance obligations and recognition of revenue. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plan
To address our material weaknesses, we are in the process of hiring additional qualified accounting and finance personnel. In addition, we have developed a 2022 Sarbanes-Oxley 404 Remediation Plan which includes the various timing for implementation and documentation of policies, procedures and controls across all of our various processes.
While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our condensed consolidated financial statements are prepared in accordance with U.S. GAAP.
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
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” our Annual Report on Form 10-K for the year ended January 2, 2022. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of SkyWater Technology, Inc. (incorporated by reference)

3.2	Bylaws of SkyWater Technology, Inc. (incorporated by reference)

10.1	Frame Agreement for the Purchase of Wafers and Services, dated March 29, 2022, between Infineon Technologies AG and SkyWater Technology Foundry, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SkyWater Technology, Inc.

Date: May 18, 2022	By:	/s/ Thomas Sonderman
Thomas Sonderman President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)