Form 10-Q
period 2022-07-03
SkyWater Technology, Inc
filed 2022-08-17
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 3, 2022

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
On August 8, 2022, the number of shares of common stock, $0.01 par value, outstanding was 40,454,685.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 3, 2022	January 2, 2022

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$10,974	$12,917
Accounts receivable, net	49,906	39,381
Inventories	11,866	17,500
Prepaid expenses and other current assets	6,077	3,854
Income tax receivable	744	745
Total current assets	79,567	74,397
Property and equipment, net	187,141	180,475
Intangible assets, net	6,576	3,891
Other assets	3,363	4,835
Total assets	$276,647	$263,598
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,042	$1,021
Accounts payable	13,848	7,637
Accrued expenses	25,094	17,483
Current portion of contingent consideration	441	816
Deferred revenue - current	24,339	20,808
Total current liabilities	64,764	47,765
Long-term liabilities:
Long-term debt, less current portion and unamortized debt issuance costs	77,190	58,428
Long-term incentive plan	3,636	4,039
Deferred revenue - long-term	79,392	88,094
Deferred income tax liability, net	858	995
Other long-term liabilities	13,178	4,350
Total long-term liabilities	174,254	155,906
Total liabilities	239,018	203,671
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 40,449,776 and 39,836,038 shares issued and outstanding)	404	398
Additional paid-in capital	121,697	115,208
Accumulated deficit	(84,090)	(54,479)
Total shareholders’ equity, SkyWater Technology, Inc.	38,011	61,127
Non-controlling interests	(382)	(1,200)
Total shareholders’ equity	37,629	59,927
Total liabilities and shareholders’ equity	$276,647	$263,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(in thousands, except share, unit and per share and unit data)
Revenue	$47,407	$41,189	$95,528	$89,290
Cost of revenue	45,327	39,377	94,388	78,312
Gross profit	2,080	1,812	1,140	10,978
Research and development	2,361	3,339	4,643	5,266
Selling, general and administrative expenses	10,795	15,415	22,485	24,018
Change in fair value of contingent consideration	—	(942)	—	(886)
Operating loss	(11,076)	(16,000)	(25,988)	(17,420)
Other (expense) income:
Paycheck Protection Program loan forgiveness	—	6,453	—	6,453
Interest expense	(1,040)	(912)	(2,069)	(1,970)
Total other (expense) income	(1,040)	5,541	(2,069)	4,483
Loss before income taxes	(12,116)	(10,459)	(28,057)	(12,937)
Income tax expense (benefit)	63	(4,237)	(131)	(4,662)
Net loss	(12,179)	(6,222)	(27,926)	(8,275)
Less: net income attributable to non-controlling interests	826	757	1,685	1,515
Net loss attributable to SkyWater Technology, Inc.	$(13,005)	$(6,979)	$(29,611)	$(9,790)
Net loss per share attributable to common shareholders, basic and diluted:	$(0.32)	$(0.20)	$(0.74)	$(0.54)
Weighted average shares used in computing net loss per common share, basic and diluted:	40,203,050	34,707,758	40,031,615	18,884,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
For the Three Months Ended July 3, 2022 and July 4, 2021
(dollars, units and shares in thousands)
(Unaudited)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at April 4, 2021	—	$—	18,000	$—	2,106	$3,772	—	$—	—	$—	$—	$(6,594)	$(2,822)	$(1,791)	$(4,613)
Corporate Conversion	—	—	(18,000)	—	(2,106)	(3,772)	—	—	31,056	311	3,461	—	—	—	—
Issuance of common stock sold in initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	8,004	80	100,082	—	100,162	—	100,162
Stock-based compensation	—	$—	—	$—	—	$—	—	$—	—	$—	$6,539	$—	$6,539	$—	$6,539
Balance at Distribution to VIE member	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$(392)	$(392)
Balance at Net income (loss)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$(6,979)	$(6,979)	$757	$(6,222)
Balance at July 4, 2021	—	—	—	—	—	—	—	—	39,060	391	110,082	(13,573)	96,900	(1,426)	95,474

Balance at April 3, 2022	—	$—	—	$—	—	$—	—	$—	39,905	$399	$118,873	$(71,085)	$48,187	$(678)	$47,509
Issuance of common stock pursuant to stock-based compensation awards and ESPP	—	—	—	—	—	—	—	—	545	5	781	—	786	—	786
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,043	—	2,043	—	2,043
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(530)	(530)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(13,005)	(13,005)	826	(12,179)
Balance at July 3, 2022	—	$—	—	$—	—	$—	—	$—	40,450	$404	$121,697	$(84,090)	$38,011	$(382)	$37,629
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
For the Six Months Ended July 3, 2022 and July 4, 2021
(dollars, units and shares in thousands)
(Unaudited)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at January 3, 2021	—	$—	18,000	$—	2,108	$3,767	—	$—	—	$—	$—	$(3,783)	$(16)	$(1,568)	$(1,584)
Unit-based compensation	—	—	—	—	—	5	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	(2)	—	—	—	—	—	—	—	—	—	—
Corporate Conversion	—	—	(18,000)	—	(2,106)	(3,772)	—	—	31,056	311	3,461	—	—	—	—
Issuance of restricted common units	—	—	—	—	—	—	—	—	8,004	80	100,082	—	100,162	—	100,162
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,539	—	6,539	—	6,539
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,373)	(1,373)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(9,790)	(9,790)	1,515	(8,275)
Balance at July 4, 2021	—	$—	—	$—	—	$—	—	$—	39,060	$391	$110,082	$(13,573)	$96,900	$(1,426)	$95,474

Balance at January 2, 2022	—	$—	—	$—	—	$—	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
Issuance of common stock pursuant to equity compensation plans	—	—	—	—	—	—	—	—	614	6	1,439	—	1,445	—	1,445
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,050	—	5,050	—	5,050
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(867)	(867)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(29,611)	(29,611)	1,685	(27,926)
Balance at July 3, 2022	—	$—	—	$—	—	$—	—	$—	40,450	$404	$121,697	$(84,090)	$38,011	$(382)	$37,629
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 3, 2022	July 4, 2021

	(in thousands)
Cash flows from operating activities:
Net loss	$(27,926)	$(8,275)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	13,657	13,336
Gain on Paycheck Protection Program loan forgiveness	—	(6,453)
Amortization of debt issuance costs included in interest expense	348	320
Long-term incentive and stock-based compensation	5,334	7,008
Change in fair value of contingent consideration	—	(886)
Cash paid for contingent consideration in excess of initial valuation	(375)	(6,114)
Deferred income taxes	(137)	(5,191)
Non-cash revenue related to customer equipment	—	(2,481)
Changes in operating assets and liabilities:
Accounts receivable	(1,024)	(3,401)
Inventories	(3,865)	(1,998)
Prepaid expenses and other assets	(751)	5,672
Accounts payable and accrued expenses	6,047	(4,482)
Deferred revenue	(5,170)	(16,695)
Income tax payable and receivable	—	(1,171)
Net cash used in operating activities	(13,862)	(30,811)
Cash flows from investing activities:
Purchase of software and licenses	(400)	(357)
Purchases of property and equipment	(5,463)	(12,898)
Net cash used in investing activities	(5,863)	(13,255)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriting discounts and commissions	—	104,212
Net proceeds on Revolver	18,946	382
Proceeds from the issuance of common stock pursuant to the employee stock purchase plan and a long term incentive plan	1,128	—
Cash paid for offering costs	—	(1,205)
Cash paid for capital leases	(416)	(288)
Distributions to VIE member	(867)	(1,373)
Cash paid on license technology obligations	(500)	—
Repayment of Financing	(509)	(495)
Net cash provided by financing activities	17,782	101,233
Net change in cash and cash equivalents	(1,943)	57,167
Cash and cash equivalents - beginning of period	12,917	7,436
Cash and cash equivalents - end of period	$10,974	$64,603
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 3, 2022	July 4, 2021

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,857	$1,635
Income taxes	3	1,701
Noncash investing and financing activity:
Property and equipment acquired, not yet paid	$6,972	$11,444
Common stock issuance costs incurred, not yet paid	—	662
Equipment acquired through capital lease obligations	9,008	2,603
Intangible assets acquired, not yet paid	2,562	—
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
Note 2 Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements as of July 3, 2022, and for the three and six months ended July 3, 2022 and July 4, 2021, are presented in thousands of U.S. dollars (except share and per share information), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of January 2, 2022. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of our financial position as of July 3, 2022, our results of operations, shareholders' equity (deficit) and cash flows for the three and six months ended July 3, 2022 and July 4, 2021.
The results of operations for the three and six months ended July 3, 2022 are not necessarily indicative of the results of operations to be expected for the year ending January 1, 2023, or for any other interim period, or for any other future year.
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
The condensed consolidated statements of operations, shareholders’ equity (deficit) and cash flows are for the three and six months ended July 3, 2022 and July 4, 2021, each of which consisted of 13 weeks.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Liquidity and Cash Requirements
The accompanying Condensed Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.
For the three and six months ended July 3, 2022, we have incurred losses of $13,005 and $29,611, respectively. As of July 3, 2022, we had cash and cash equivalents of $10,974.

Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt) and other sources of financing. Our current business plans indicate that we will require additional liquidity to continue our operations for the next 12 months from the issuance of the consolidated financial statements. In response to this, we plan to pursue additional debt and equity financing, and are implementing a plan to reduce operating costs to improve cash flow, which includes a reduction in spending and a delayed increase in personnel, and may require us to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations. Additionally, the Company obtained a support letter from Oxbow, an affiliate of our principal stockholder, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due through at least one year and a day beyond the issuance of these financial statements on August 17, 2022. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, available borrowings on our Revolver, cost reduction measures and the support letter from an affiliate of our principal stockholder, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the condensed consolidated financial statements.
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
COVID-19
In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) outbreak a global pandemic. The COVID-19 pandemic has spread throughout the United States and the world, with the continued potential for significant impact. Our business has been adversely affected by the effects of the COVID-19 pandemic. We implemented modifications to employee travel and employee work locations, as required in some cases by federal, state and local authorities, which has had a negative impact on employee productivity. Because we have manufacturing operations, we may be vulnerable to an outbreak of a new coronavirus or other contagious diseases. Although we have not experienced a shutdown of our manufacturing facilities, the effects of such an outbreak could include the temporary shutdown of our operations or the operations of our customers, disruptions or restrictions on the ability to ship our products to our customers as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products, the ability of our suppliers to deliver key components on a timely basis, or our customers’ ability to order and take delivery of our products could have a material adverse effect on our revenue and operating results. The future broader implications of the pandemic remain uncertain and will depend on certain future developments, including the duration, scope and severity of the pandemic, the effectiveness of vaccines and the impact of vaccine mandates on our workforce.
Net Loss Per Share
We calculate basic and diluted net loss per common share in conformity with the two-class method required for companies with participating securities. Our previously outstanding Class B preferred units met the criteria of a participating security as they contained the rights to an 8% “preferred return” on the deemed original equity value of each such Class B

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
preferred unit (accrued daily since the date of issuance of each such Class B preferred unit). Under the two-class method, income or losses are allocated between the common shareholders and the Class B preferred unitholders. The two-class method includes an allocation formula that determines income or loss per unit for each class according to preferred dividends and undistributed earnings or losses for the period. Our reported net loss for the six months ended July 4, 2021 is increased by the amount allocated to the Class B preferred units to arrive at the loss allocated to common shareholders for purposes of calculating net loss per share. As a result of our April 2021 corporate conversion and IPO, the number of common shares used to compute net loss per common share for the six months ended July 4, 2021 was retrospectively adjusted to reflect the conversion akin to a split-like situation.
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares and potentially dilutive securities outstanding for the period determined using the treasury-stock method. Because we reported a net loss for the three and six months ended July 3, 2022 and July 4, 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At July 3, 2022 and July 4, 2021, there were restricted stock units and stock options totaling 2,526,000 and 3,966,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(13,005)	$(6,979)	$(29,611)	$(9,790)
Undistributed preferred return to Class B preferred unitholders	—	(39)	—	(398)
Net loss attributable to common shareholders	$(13,005)	$(7,018)	$(29,611)	$(10,188)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	40,203,050	34,707,758	40,031,615	18,884,051
Net loss per common share, basic and diluted	$(0.32)	$(0.20)	$(0.74)	$(0.54)
__________________
(1)The weighted-average common shares outstanding for the six months ended July 4, 2021 reflects the retrospective adjustment for the April 14, 2021 corporate conversion of 2,105,936 common units into 3,060,343 shares of common stock.
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
Note 3 Summary of Significant Accounting Policies
Our audited consolidated financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three and six months ended July 3, 2022, except with respect to the

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") 2016-2, Leases (“Topic 842”).
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
Note 4 Revenue
Wafer Services Contract
In March 2022, we signed a new contract with a significant wafer services customer. Under the contract, orders are non-cancellable and we have an enforceable right to complete the orders and to payment for any finished or in-process wafers plus a reasonable margin. The wafers produced for that customer are highly customized and have no alternative use to us. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers beginning in March 2022. The contract terms and pricing is applicable to all in-process and future wafers. We recorded revenue of $8,230 in the first six months of 2022 to account for recognition of wafer services activities in process at the date the contract was signed.
Disaggregated Revenue
The following table discloses revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Three Months Ended July 3, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$3,519	$14,065	$—	$17,584
Advanced Technology Services
T&M	—	20,000	—	20,000
Fixed Price	—	8,656	—	8,656
Other	—	—	1,167	1,167
Total Advanced Technology Services	—	28,656	1,167	29,823
Total revenue	$3,519	$42,721	$1,167	$47,407

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	Three Months Ended July 4, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$14,312	$—	$—	$14,312
Advanced Technology Services
T&M	—	10,692	—	10,692
Fixed Price	—	15,018	—	15,018
Other	—	—	1,167	1,167
Total Advanced Technology Services	—	25,710	1,167	26,877
Total revenue	$14,312	$25,710	$1,167	$41,189

	Six Months Ended July 3, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$16,724	$22,406	$—	$39,130
Advanced Technology Services
T&M	—	38,908	—	38,908
Fixed Price	—	15,156	—	15,156
Other	—	—	2,334	2,334
Total Advanced Technology Services	—	54,064	2,334	56,398
Total revenue	$16,724	$76,470	$2,334	$95,528

	Six Months Ended July 4, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$24,331	$—	$—	$24,331
Advanced Technology Services
T&M	—	21,484	—	21,484
Fixed Price	—	41,141	—	41,141
Other	—	—	2,334	2,334
Total Advanced Technology Services	—	62,625	2,334	64,959
Total revenue	$24,331	$62,625	$2,334	$89,290
The following table discloses revenue by country as determined based on customer address:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
United States	$38,550	$36,612	$80,908	$80,233
United Kingdom	1,443	2,367	3,224	4,453
Canada	1,864	1,547	3,534	3,156
All others	5,550	663	7,862	1,448
	$47,407	$41,189	$95,528	$89,290
Deferred Contract Costs
We recognized amortization of deferred contract costs in our condensed consolidated statements of operations totaling $399 and $426 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $594 and $977 for the six months ended July 3, 2022 and July 4, 2021, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Contract Assets
Contract assets are $26,005 and $16,303 at July 3, 2022 and January 2, 2022, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheets. The contract assets balance at July 3, 2022 includes the impact from the new wafer services contract described above, in which we recorded revenue and contract assets of $8,230 for in-process wafers.
Contract Liabilities
The contract liabilities and other significant components of deferred revenue are as follows:

	July 3, 2022			January 2, 2022
	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue
Current	$19,673	$4,666	$24,339	$16,141	$4,667	$20,808
Long-term	70,448	8,944	79,392	76,816	11,278	88,094
Total	$90,121	$13,610	$103,731	$92,957	$15,945	$108,902
The decrease in contract liabilities from January 2, 2022 to July 3, 2022 was primarily the result of completion of specific performance obligations for our customers. Approximately 8% of our total contract liabilities at January 2, 2022 were recognized in revenue in the first six months of 2022. Approximately 20% of our total contract liabilities at January 3, 2021 were recognized in revenue in the first six months of 2021.
Remaining Performance Obligations
As of July 3, 2022, we had approximately $88,521 of transaction price allocated to remaining performance obligations that are unsatisfied (or partially satisfied) on contracts with an original expected duration of one year or more, which are primarily related to Advanced Technology Services contracts. We expect to recognize those remaining performance obligations as follows:

Within one year	$18,074
From one to two years	16,483
From two to three years	11,394
After three years	42,570
Total	$88,521
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
Note 5 Balance Sheet Information
Certain significant amounts included in our condensed consolidated balance sheets consist of the following:

	July 3, 2022	January 2, 2022
Accounts receivable, net:
Trade accounts receivable	$23,901	$23,022
Unbilled revenue (contract assets)	26,005	16,303
Other receivables	—	56
Total accounts receivable, net	$49,906	$39,381

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	July 3, 2022	January 2, 2022
Inventories:
Raw materials	$3,945	$3,340
Work-in-process	335	7,339
Supplies and spare parts	7,586	6,821
Total inventories—current	11,866	17,500
Supplies and spare parts classified as other assets	2,356	2,388
Total inventories	$14,222	$19,888

	July 3, 2022	January 2, 2022
Prepaid expenses and other current assets:
Prepaid expenses	$1,881	$1,759
Deferred contract costs	3,680	1,579
Prepaid inventory	516	516
Total prepaid assets and other current assets	$6,077	$3,854

	July 3, 2022	January 2, 2022
Property and equipment, net:
Land	$5,396	$5,396
Buildings and improvements	87,742	87,156
Machinery and equipment	179,784	143,105
Fixed assets not yet in service	11,288	29,229
Total property and equipment, at cost	284,210	264,886
Less: Accumulated depreciation	(97,069)	(84,411)
Total property and equipment, net	$187,141	$180,475
Depreciation expense was $6,683 and $6,400 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $12,714 and $12,447 for the six months ended July 3, 2022 and July 4, 2021, respectively. In December 2021, we completed an assessment of the useful lives of our machinery and equipment and adjusted the estimated useful life from seven years to ten years to better reflect the estimated periods during which the assets will remain in service. This change in accounting estimate was effective beginning in December of 2021 on a prospective basis for all machinery and equipment acquired after March 1, 2017, the date in which we became an independent company as part of a divestiture from Cypress. The effect of this change in estimate resulted in a $445 and $889 decrease in depreciation expense for the three and six months ended July 3, 2022, respectively.
Intangible assets consist of purchased software and license costs from our acquisition of the business in 2017. Additionally, we have entered into license agreements for third-party software and licensed technology, which also comprise intangible assets. During the six months ended July 3, 2022, we acquired third-party software and licensed technology of $3,062, which will be amortized over a weighted average estimated life of 9.3 years. Intangible assets are summarized as follows:

	July 3, 2022	January 2, 2022
Intangible assets, net:
Software and licensed technology	$10,277	$6,625
Customer list	—	1,500
Total intangible assets, at cost	10,277	8,125
Less: Accumulated amortization	(3,701)	(4,234)
Total intangible assets, net	$6,576	$3,891

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
For the three months ended July 3, 2022 and July 4, 2021, amortization of the customer list intangible asset charged to operations was $0 and $88, respectively, and amortization of software and licensed technology was $518 and $366, respectively. For the six months ended July 3, 2022 and July 4, 2021, amortization of the customer list intangible asset charged to operations was $0 and $176, respectively, and amortization of software and licensed technology was $943 and $713, respectively.
Remaining estimated aggregate annual amortization expense is as follows for the years ending:

Amortization Expense
Remainder of 2022	$1,058
2023	1,635
2024	909
2025	744
2026	577
Thereafter	1,653
Total	$6,576

	July 3, 2022	January 2, 2022
Other assets:
Supplies and spare parts	$2,356	$2,388
Deferred contract costs	—	1,760
Operating lease right-of-use assets	163	—
Other assets	844	687
Total other assets	$3,363	$4,835

	July 3, 2022	January 2, 2022
Accrued expenses:
Accrued compensation	$5,007	$4,557
Licensed technology	2,500	—
Accrued commissions	242	189
Accrued fixed asset expenditures	1,728	861
Accrued royalties	3,355	1,854
Capital lease obligations	1,306	1,192
Accrued inventory	1,467	1,966
Other accrued expenses	9,489	6,864
Total accrued expenses	$25,094	$17,483
Note 6 Debt
The components of debt outstanding at July 3, 2022 and January 2, 2022 are as follows:

	July 3, 2022	January 2, 2022
Revolver	$45,167	$26,223
Financing (by VIE)	37,341	37,850
Unamortized debt issuance costs (1)	(4,276)	(4,624)
Total long-term debt, including current maturities	78,232	59,449
Less: Current portion of long-term debt	(1,042)	(1,021)
Long-term debt, excluding current portion and unamortized debt issuance costs	$77,190	$58,428

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
__________________
(1)Unamortized debt issuance costs as of July 3, 2022 included $1,286 for the Revolver (as defined below) and $2,990 for the Financing (as defined below). Unamortized debt issuance costs as of January 2, 2022 included $1,471 for the Revolver and $3,153 for the Financing (by VIE).
Revolver
The outstanding balance of our amended and restated revolving credit agreement with Wells Fargo Bank, National Association (the “Revolver”) was $45,167 as of July 3, 2022 at an interest rate of 4.1%. Our remaining availability under the Revolver was $17,551 as of July 3, 2022. However, we must maintain availability under the Revolver of at least $15,000 in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. As of July 3, 2022, our unused remaining availability was $17,551 and we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
Maturities
As of July 3, 2022, the Revolver is due in December 2025. The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. Future principal payments of our Revolver and consolidated VIE’s Financing, excluding unamortized debt issuance costs, are as follows:

Remainder of 2022	$515
2023	1,060
2024	1,094
2025	46,305
2026	1,177
Thereafter	32,357
Total	$82,508
Note 7 Income Taxes
The effective tax rates for the three and six months ended July 3, 2022 and July 4, 2021 differ from the statutory tax rates due to state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units and changes in our deferred tax asset valuation allowance. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the three and six months ended July 3, 2022 was (0.5)% and 0.5%, respectively, and the effective tax rate for the three and six months ended July 4, 2021 was 40.5% and 36.0% respectively. The income tax rate applied to our pre-tax loss was lower for the three and six months ended July 3, 2022 than our statutory tax rate of 21% primarily due to a deferred tax asset valuation allowance. The income tax rate applied to our pre-tax loss was higher for the three and six months ended July 4, 2021 than our statutory tax rate of 21% primarily due to the gain realized as a result of the proceeds received from the paycheck protection loan forgiveness program.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $13,662 was recorded as of July 3, 2022 to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at January 2, 2022 was $9,819.
No liability has been recorded for uncertain tax positions. We would accrue, if applicable, income tax related interest and penalties in income tax expense in our condensed consolidated statement of operations. There were no interest and penalties incurred during the three and six months ended July 3, 2022 and July 4, 2021.
Note 8 Shareholders’ Equity
Classes of Equity Units

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
Conversion
On April 14, 2021, we completed a corporate conversion. Pursuant to the certificate of incorporation effected in connection with the corporate conversion, our authorized capital stock consists of 200,000,000 shares of voting common stock, par value $0.01 per share, and 80,000,000 shares of preferred stock, par value $0.01 per share. As of July 3, 2022, giving effect to the corporate conversion and our IPO, 40,449,776 shares of common stock were issued and outstanding. No shares of our preferred stock were outstanding. On April 21, 2021, our common stock began trading on the Nasdaq Stock Market under the symbol “SKYT”.
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
Note 9 Share-Based Compensation
2021 Equity Incentive Plan
In connection with our IPO, we adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO. As of July 3, 2022, the 2021 Equity Plan provides for the issuance of up to 5,150,000 shares of common stock to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. The share reserve of the 2021 Equity Plan will be increased effective the first business day of each calendar year by an amount equal to the lesser of: (i) 150,000 shares of common stock; (ii) three percent (3%) of the shares of common stock outstanding on the final day of the immediately preceding calendar year; and (iii) such smaller number of shares of common stock as determined by the compensation committee.
Stock Options
During the six months ended July 3, 2022, we granted 549,000 stock options, respectively, which vest ratably on each of the first, second, third, and fourth anniversaries of the grant date and expire 10 years from the grant date. During the six months ended July 4, 2021, we granted 343,000 stock options which vest in full on the first anniversary of the grant date and expire 15

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
months from the grant date; and granted 744,000 stock options which vest ratably on each of the first, second, third, and fourth anniversaries of the grant date and expire 10 years from the grant date. Share-based compensation expense related to stock option awards was $410 and $439 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $832 and $444 for the six months ended July 3, 2022 and July 4, 2021, respectively. Actual forfeitures are recognized as they occur.
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

Six Months Ended
July 3, 2022
Expected volatility:	47.2%
Expected term (in years):	6.25
Risk-free interest rate:	1.9%
The following table summarizes our stock option activity during the six months ended July 3, 2022:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life
Balance outstanding as of January 2, 2022	986	$14.29
Granted	549	$11.24
Exercised	—	$—
Forfeited or canceled	(99)	$13.25
Balance outstanding as of July 3, 2022	1,436	$13.22	$—	7.03 years
Balance vested and exercisable as of July 3, 2022	435	$14.00	$—	5.49 years
The weighted average grant-date fair value of options granted in the six months ended July 3, 2022 was $5.37. As of July 3, 2022, total unrecognized compensation cost related to stock options was $4,939 and is expected to be recognized over a weighted average period of approximately 3.21 years.
Restricted Common Stock Units
During the six months ended July 3, 2022, we granted 115,000 restricted common stock units to our directors which vest in full on May 31, 2023. In addition, during the six months ended July 3, 2022, we granted 294,000 restricted common stock units, which vest ratably on each of the first, second and third anniversaries of the grant date. During the six months ended July 4, 2021, we granted 441,000 restricted common stock units to eligible employees and directors which vest in full on the first anniversary of the grant date and granted 205,000 restricted common stock units which vest ratably on each of the first, second and third anniversaries of the grant date. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units is issued upon vesting of the restricted units.
Share-based compensation expense related to restricted common stock unit awards was $1,411 and $6,100 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $3,791 and $6,100 for the six months ended July 3, 2022 and July 4, 2021, respectively. Actual forfeitures are recognized as they occur. As of July 3, 2022, total unrecognized compensation cost related to restricted common stock units was $6,585 and is expected to be recognized over a weighted average period of approximately 1.68 years. The estimated fair value of restricted common stock units is based on the grant date closing price of our common stock for time-based vesting awards. During the six months ended July 3, 2022, 991,000 restricted common stock units vested. No restricted common stock units vested during the six months ended July 4, 2021.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The following table summarizes our restricted common stock unit activity during the six months ended July 3, 2022:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Balance outstanding as of January 2, 2022	1,745	$8.34
Granted	409	$9.68
Vested	(991)	$8.51
Forfeited or canceled	(73)	$14.63
Balance outstanding as of July 3, 2022	1,090	$8.18
2021 Employee Stock Purchase Plan
In connection with our IPO, we also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A maximum of 707,000 shares of our common stock has been reserved for issuance under the 2021 ESPP. Under the 2021 ESPP, eligible employees may purchase our common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of our common stock as of the beginning or end of each offering period, which may range from 6 to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of our common stock may be purchased by an employee each offering period. The initial six-month offering period commenced on September 1, 2021 and 79,000 shares were purchased under the 2021 ESPP during the six months ended July 3, 2022. As of July 3, 2022 and January 2, 2022, $889 and $937, respectively, was withheld on behalf of employees for future purchases under the 2021 ESPP and recorded as accrued compensation. Share-based compensation expense related to the 2021 ESPP was $223 for the three months ended July 3, 2022 and $427 for the six months ended July 3, 2022, respectively. Actual forfeitures are recognized as they occur. As of July 3, 2022, total unrecognized compensation cost related to the 2021 ESPP was $149 and will be recognized on a straight-line basis over the six-month offering period.
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

Six Months Ended July 3, 2022
Expected volatility:	47.2%
Expected term (in years):	0.50
Risk-free interest rate:	0.60%
Weighted average grant-date fair value per share	$3.20
Share-Based Compensation Expense Allocation
Share-based compensation expense was allocated in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Cost of revenue	$534	$704	$1,574	$704
Research and development	127	1,480	333	1,480
Selling, general and administrative expenses	1,382	4,355	3,143	4,360
	$2,043	$6,539	$5,050	$6,544

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
Level 3 inputs are used in the valuation of our contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

	Six Months Ended
	July 3, 2022	July 4, 2021
Beginning balance	$816	$10,900
Payments	(375)	(6,114)
Change in fair value	—	(886)
Ending balance	$441	$3,900
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at July 3, 2022 and January 2, 2022 due to the short maturity of these items. The carrying values of our borrowings under our Revolver and Financing approximate their fair values due to the frequency of the floating interest rate resets on these borrowings. The fair value of the Revolver and Financing were determined based on inputs that are classified as Level 2 in the fair value hierarchy.
Our non-financial assets such as property and equipment and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of July 3, 2022 and January 2, 2022, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
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
Capital Expenditures
We have various contracts outstanding with third parties which primarily relate to the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $12 million of contractual commitments outstanding as of July 3, 2022 that we expect to be paid in the remainder of 2022, through cash on hand and operating cash flows.
Note 12 Major Customers and Concentration Risk
The following customers accounted for 10% or more of revenue for the three and six months ended July 3, 2022 and July 4, 2021:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Customer A	21%	19%	20%	28%
Customer B	28%	28%	34%	23%
Customer C	*	15%	*	11%
	49%	62%	54%	62%
__________________
* Represents less than 10% of revenue.
The loss of a major customer could adversely affect our operating results and financial condition.
Note 13 Related Party Transactions

In August 2022, we entered into an agreement with Oxbow Industries, LLC (“Oxbow”), an affiliate of our principal stockholder, CMI Oxbow Partners, LLC, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due through October 18, 2022.
Professional Services
Oxbow, an affiliate of our principal stockholder, CMI Oxbow Partners, LLC, provided management and financial consulting services to us prior to our IPO. We incurred management fees to Oxbow of $0 and $55 of during the three months ended July 3, 2022 and July 4, 2021, respectively, and $0 and $215 for the six months ended July 3, 2022 and July 4, 2021, respectively, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
A member of our board of directors provided legal and professional services to us prior to our IPO. We incurred fees of $0 and $1 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $0 and $117 for the six months ended July 3, 2022 and July 4, 2021, respectively, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
Sale-Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to an entity (“Oxbow Realty”) controlled by our principal stockholder. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of July 3, 2022 were as follows (such amounts are eliminated from our condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 14 – Variable Interest Entities):

Remainder of 2022	$2,426
2023	4,932
2024	5,031
2025	5,132
2026	5,234
Thereafter	84,116
Total lease payments	106,871
Less: imputed interest	(79,382)
Total	$27,489

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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by us as of July 3, 2022 and January 2, 2022. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

	July 3, 2022	January 2, 2022
Cash and cash equivalents	$282	$475
Prepaid expenses	341	192
Finance receivable	37,549	37,437
Other assets	256	200
Total assets	$38,428	$38,304
Accounts payable	$916	$1,232
Accrued expenses	607	479
Debt	37,287	37,793
Total liabilities	$38,810	$39,504
 The following table shows the revenue and expenses of Oxbow Realty that are consolidated by us for the three and six months ended July 3, 2022 and July 4, 2021. We have included these amounts, net of eliminations, in the corresponding tables in the notes to our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenue	$1,262	$1,159	$2,522	$2,504
General and administrative expenses	102	66	179	318
Interest expense	334	336	658	671
Total expenses	436	402	837	989
Net income	$826	$757	$1,685	$1,515
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
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of our leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain we will exercise that option. As of July 3, 2022, the operating lease liability and operating right-of-use assets did not include any lease extension options.
We have lease agreements with lease and non-lease components and have elected to account for these as a single lease component only for equipment leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows:

	Three Months Ended July 3, 2022	Six Months Ended July 3, 2022
Operating lease cost	$13	$26
Finance lease cost:
Amortization of assets	495	842
Interest on lease liabilities	234	322
Variable lease cost	—	—
Total net lease cost	$742	$1,190
Short-term lease cost amounted to $70 and $140 for the three and six months ended July 3, 2022, respectively.
Supplemental cash flow information related to leases are as follows:

Six Months Ended July 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12
Operating cash flows used for finance leases	234
Financing cash flows used for finance leases	416

Right of use assets obtained in exchange for lease liabilities:
Operating leases	184
Finance leases	9,126
The weighted average remaining lease term and weighted average discount rates related to leases are as follows:

July 3, 2022
Weighted average remaining lease term:
Operating leases	3.5 years
Finance leases	13.4 years
Weighted average discount rate:
Operating leases	4.8%
Finance leases	8.5%
Supplemental balance sheet information related to leases is as follows:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

Leases	Classification	July 3, 2022
Assets
Operating lease right-of-use assets	Other assets	$163
Finance lease right-of-use assets	Property and equipment, net	10,630
Total lease right-of-use assets		$10,793
Operating lease liabilities
Current portion of operating lease liabilities	Accrued expenses	$42
Operating lease liabilities, excluding current portion	Other long-term liabilities	122
Total operating lease liabilities		164
Finance lease liabilities
Current portion of finance lease liabilities	Accrued expenses	1,306
Finance lease liabilities, excluding current portion	Other long-term liabilities	9,489
Total finance lease liabilities		10,795
Total lease liabilities		$10,959
Future maturities of lease liabilities as of July 3, 2022 are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
Remainder of 2022	$24	$1,288	$1,312
2023	50	1,458	1,508
2024	51	1,234	1,285
2025	54	1,155	1,209
2026	—	1,157	1,157
Thereafter	—	11,977	11,977
Total lease payments	179	18,269	18,448
Less imputed interest	(15)	(7,474)	(7,489)
Total lease liabilities	$164	$10,795	$10,959
With the exception of the future minimum lease commitments related to our lease of the land and building representing our primary operating location in Bloomington, Minnesota, which are eliminated in consolidation, we had no disclosures in the prior year period related to leases.
SkyWater as the Lessor
In March 2020, we executed a contract with a customer that includes the right to use of a portion of our existing facility to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue. See Note 4 – Revenue for additional information on revenue recognition and deferred revenue of the operating lease. The carrying value of the facility space utilized by the lessee was approximately $27,000, net of accumulated depreciation of $2,248 and $1,558 as of July 3, 2022 and January 2, 2022, respectively, and is included in property and equipment on our condensed consolidated balance sheets.

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
We refer to the three-month periods ended July 3, 2022 and July 4, 2021 as the second quarter of 2022 and second quarter of 2021, respectively. Each of these three-month periods includes 13 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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
We received net proceeds from the IPO of approximately $100.2 million, after deducting underwriting discounts, commissions and offering costs of approximately $11.9 million. We estimate that we utilized approximately $45 million of our IPO proceeds to pay down our revolving credit agreement, approximately $28 million of our IPO proceeds to fund capital expenditures, and approximately $27 million of our IPO proceeds to fund our operating activities.
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
Before we began independent operations, our fab was owned and operated by Cypress Semiconductor Corporation (“Cypress”) as a captive manufacturing facility. We have leveraged the Cypress system, manufacturing technology and process development capabilities to advance our product offerings. We became an independent company in March 2017 when we were acquired by Oxbow Industries, LLC, or Oxbow, as part of a divestiture from Cypress. Our multi-year Foundry Service Agreement with Cypress, which ended in June 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base transferred by Cypress. Cypress was acquired in April 2020 by Infineon Technologies AG (“Infineon”).
Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first six months of 2022 and 2021 or are reasonably likely to impact our results in the future.
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
■On August 9, 2022, President Biden signed into law the Creating Helpful Incentives to Produce Semiconductors, or CHIPS, for America Act, in which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The act authorizes the Department of Commerce to enable execution of CHIPS awards and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development.
■Our overall level of indebtedness from our revolving credit agreement for up to $65 million, which we refer to as the Revolver, and a $37 million financing from the sale of the land and building representing our headquarters in Minnesota, which we refer to as the Financing, the corresponding interest rates charged to us by our lenders and our ability to access borrowings under the Revolver.
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

Results of Operations
Second Quarter of 2022 Compared to the Second Quarter of 2021
The following table summarizes certain financial information relating to our operating results for the second quarter of 2022 and 2021.

	Second Quarter Ended		Dollar Change	Percentage Change Favorable/(Unfavorable)
	July 3, 2022 (1)	July 4, 2021 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$47,407	$41,189	$6,218	15%
Cost of revenue	45,327	39,377	5,950	(15)%
Gross profit	2,080	1,812	268	15%
Research and development	2,361	3,339	(978)	29%
Selling, general and administrative expenses	10,795	15,415	(4,620)	30%
Change in fair value of contingent consideration	—	(942)	942	100%
Operating income (loss)	(11,076)	(16,000)	4,924	31%
Other income (expense):
Paycheck Protection Program loan forgiveness	—	6,453	(6,453)	(100)%
Interest expense	(1,040)	(912)	(128)	(14)%
Total other income (expense)	(1,040)	5,541	(6,581)	(119)%
Loss before income taxes	(12,116)	(10,459)	(1,657)	(16)%
Income tax expense (benefit)	63	(4,237)	4,300	(101)%
Net loss	(12,179)	(6,222)	(5,957)	(96)%
Less: net income attributable to non-controlling interests	826	757	69	9%
Net loss attributable to SkyWater Technology, Inc.	$(13,005)	$(6,979)	$(6,026)	(86)%
Other Financial Data:
Adjusted EBITDA (2)	$(1,602)	$(804)	$(798)	(99)%
(1)The consolidated statements of operations are for the second quarter of 2022 and the second quarter of 2021. The second quarter of 2022 and 2021 each contained 13 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.

Six Months Ended July 3, 2022 Compared to the Six Months Ended July 4,2021
The following table summarizes certain financial information relating to our operating results for the six months ended July 3, 2022 and for the six months ended July 4 2021.

	Six Months Ended		Dollar Change	Percentage Change Favorable/(Unfavorable)
	July 3, 2022 (1)	July 4, 2021 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$95,528	$89,290	$6,238	7%
Cost of revenue	94,388	78,312	16,076	(21)%
Gross profit	1,140	10,978	(9,838)	(90)%
Research and development	4,643	5,266	(623)	12%
Selling, general and administrative expenses	22,485	24,018	(1,533)	6%
Change in fair value of contingent consideration	—	(886)	886	100%
Operating loss	(25,988)	(17,420)	(8,568)	(49)%
Other income (expense):
Paycheck Protection Program loan forgiveness	—	6,453	(6,453)	(100)%
Interest expense	(2,069)	(1,970)	(99)	(5)%
Total other income (expense)	(2,069)	4,483	(6,552)	(146)%
Loss before income taxes	(28,057)	(12,937)	(15,120)	(117)%
Income tax expense (benefit)	(131)	(4,662)	4,531	(97)%
Net loss	(27,926)	(8,275)	(19,651)	(237)%
Less: net income attributable to non-controlling interests	1,685	1,515	170	11%
Net loss attributable to SkyWater Technology, Inc.	$(29,611)	$(9,790)	$(19,821)	(202)%
Other Financial Data:
Adjusted EBITDA (2)	$(6,437)	$4,825	$(11,262)	(233)%
(1)The consolidated statements of operations are for the first six months of 2022 and the first six months of 2021. The first six months of 2022 and 2021 each contained 26 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Revenue
Revenue was $47.4 million for the second quarter of 2022 compared to $41.2 million for the second quarter of 2021. The $6.2 million or 15% increase was primarily driven by the growth in Advanced Technology Services programs and improved pricing terms for Wafer Services. Revenue was $95.5 million for the first six months of 2022 and $89.3 million for the first six months of 2021. The $6.2 million or 7% increase was primarily the result of a new contract with a significant wafer services customer signed in the first quarter of 2022. As a result, we recorded revenue of $8.2 million in the first quarter of 2022 to account for recognition of wafer services activities in process at the date the contract was signed.
The following table shows revenue by services type for the second quarters of 2022 and 2021 and the first six months of 2022 and 2021:

	Second Quarter Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(in thousands)
Wafer Services	$17,584	$14,312	$39,130	$24,331
Advanced Technology Services	29,823	26,877	56,398	64,959
Total	$47,407	$41,189	$95,528	$89,290

The increase in Wafer Services revenue of $3.3 million or 23% for the second quarter of 2022 was driven primarily by more favorable pricing and contract terms finalized with our largest customer at the end of the first quarter of 2022. For the six months ended July 3, 2022, Wafer Services revenue increased $14.8 million, or 61%, primarily as a result of more favorable pricing and contract terms finalized with our largest customer at the end of first quarter of 2022, contributing $8.2 million in revenue and more favorable pricing overall for our Wafer Services programs in 2022.
The increase in Advanced Technology Services revenues of $2.9 million or 11% from the second quarter of 2021 to the second quarter of 2022 was primarily due to the overall growth in our Advanced Technology Services programs. For the six months ended July 3, 2022, Advanced Technology Services revenues decreased by $8.6 million or 13%, primarily as a result of a decrease in the amount of revenue recognized related to services to qualify customer funded tool technologies. Tool revenue was $1.3 million during the six months ended July 3, 2022 compared to $17.8 million during the six months ended July 4, 2021. The decrease was partially offset by the overall growth in our Advanced Technology Services programs in 2022.
Gross profit
Gross profit increased $0.3 million, or 15%, to $2.1 million for the second quarter of 2022, from $1.8 million for the second quarter of 2021. The increase was primarily due to a more favorable revenue mix, partially offset by an increase in inflationary costs related to both materials and labor. For the six months ended July 3, 2022, gross profit declined to $1.1 million from $11.0 million for the six months ended July 4, 2021. The decrease of $9.9 million was primarily attributable to the decrease in gross profit on tool revenues, which declined by $6.5 million or 98% from the six months ended July 4, 2021. In addition, gross profit declined as a result of an increase in inflationary costs in 2022 related to both materials and labor.
Research and development
Research and development costs decreased to $2.4 million for the second quarter of 2022, from $3.4 million for the second quarter of 2021. The decrease of $1.0 million, or 29%, was primarily attributable to a decrease in equity-based compensation expense of $1.4 million, partially offset by an increase of $0.5 million in personnel expense, due to our continued investment in internal personnel and external engineering support. For the six months ended July 3, 2022, research and development costs decreased to $4.6 million from $5.3 million for the six months ended July 4, 2021. The decrease of $0.7 million was primarily attributable to a decrease in equity-based compensation of $1.1 million, partially offset by $0.3 million increase in personnel expense as a result of our continued investment in internal personnel.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased to $10.8 million for the second quarter of 2022, from $15.4 million for the second quarter of 2021. The decrease of $4.6 million, or 30%, was primarily attributable to a decrease of $3.0 million in equity-based compensation expense and a decrease of $1.8 million in labor expense as a result of the bonus program which took place in the second quarter of 2021 related to the IPO completed during that quarter. These decreases were partially offset by an increase of $0.2 million in personnel expense as a result of our continued investment in internal personnel. For the six months ended July 3, 2022, selling, general and administrative expenses decreased to $22.5 million from $24.0 million for the six months ended July 4, 2021. The decrease of $1.5 million was primarily attributable to a decrease in equity-based compensation of $1.3 million.
Income tax expense (benefit)
Income taxes increased to $0.1 million expense for the second quarter of 2022, from a benefit of $4.2 million for the second quarter of 2021. The effective income tax rate for the second quarter of 2022 was (0.5)%, compared to an effective income tax rate of 40.5% for the second quarter of 2021.
Income taxes benefit decreased to $0.1 million benefit for the six months ended July 3, 2022 from a $4.7 million benefit for the six months ended July 4, 2021. The effective income tax rate for the six months ended July 3, 2022 was 0.5%, compared to an effective income tax rate of 36.0% for the six months ended July 4, 2021. The effective income tax rate applied to our pre-tax loss was lower for the second quarter of 2022 than our statutory tax rate of 21% primarily due to deferred tax asset valuation allowances. The income tax rate applied to our pre-tax loss was higher for the three and six months ended July 4, 2021 than our statutory tax rate of 21% primarily due to the gain realized as a result of the proceeds received from the paycheck protection loan forgiveness program.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests remained flat for the second quarter of 2022 and 2021 and increased slightly by $0.2 million from the six months ended July 4, 2021 to the six months ended July 3, 2022. Net income attributable to non-controlling interests reflects the net income of the variable interest entity, or VIE, that we consolidate, representing the economic interest in the profits and losses of Oxbow Realty that the owners of our shareholders’ equity do not legally have rights or obligations to.
Adjusted EBITDA
Adjusted EBITDA decreased $0.8 million, or 99%, to $(1.6) million for the second quarter of 2022 from $(0.8) million for the second quarter of 2021. For the six months ended July 3, 2022, Adjusted EBITDA decreased $11.2 million to $(6.4) million from $4.8 million for the six months ended July 4, 2021. The decrease in adjusted EBITDA for both the second quarter of 2022 and the six months ended July 3, 2022 primarily reflects decreased gross profit due to increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers and the requirements of being a public company. For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”
Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt to the Condensed Consolidated Financial Statements) and other sources of financing. Our current business plans indicate that we will require additional liquidity to continue our operations for the next 12 months from the issuance of the consolidated financial statements. In response to this, we plan to pursue additional debt and equity financing, and are implementing a plan to reduce operating costs to improve cash flow, which includes a reduction in spending and a delayed increase in personnel, and may require us to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations. Additionally, the Company obtained a support letter from Oxbow, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable the Company to meet its obligations as they become due through at least one year and a day beyond the issuance of these financial statements on August 17, 2022. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, available borrowings on our Revolver, cost reduction measures and the support letter from an affiliate of our principal stockholder, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the consolidated financial statements.
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
We had $10.7 million in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $17.6 million as of July 3, 2022. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 3, 2023.
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
Capital Expenditures
On July 26, 2021, we announced that our Board of Directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase overall output by at least 40% and to enable accelerated revenue growth. The remainder is focused on expediting our entry into the gallium nitride, or GaN, market, a promising technology for electric vehicles, 5G and consumer electronics, among others due to its properties that enable higher charging efficiencies, smaller ship size, and lighter weight for many applications. We believe SkyWater can fill the need for a US-based 200 mm foundry to offer technology services for GaN-based solutions expanding the serviceable market for our technology-as-a-serviceSM model. The strategic capital investment is a multi-year strategy and we invested approximately $15.8 million during 2021 and the first six months of 2022.

For the first six months of 2022, we spent approximately $5.9 million on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under our Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in 2022.
We have approximately $12 million of contractual commitments relating to various anticipated capital expenditures outstanding as of July 3, 2022 that we expect to be paid in the remainder of 2022, through either cash on hand or availability under our Revolver. On April 1, 2022, we commenced a finance lease for a nitrogen generator. The lease has a term of 15 years for total fixed payments of approximately $14 million.
Contingent Consideration
We paid $0.4 on the remaining obligation related to our contingent consideration royalty liability in the first half of 2022. We anticipate our cash on hand and availability under our Revolver will provide the funds necessary to settle the contingent consideration royalty liability.
Working Capital
Historically, we have depended on cash on hand, funds available under our Revolver and in the future may depend on additional debt and equity financings, similar to our IPO, to finance our expansion strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot be certain that we will be able to obtain future debt or equity financings adequate for our cash requirements on commercially reasonable terms or at all.
As of July 3, 2022, we had available aggregate undrawn borrowing capacity of approximately $18 million under our Revolver. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. For the periods presented, our use of cash was primarily driven by our investing activities, and specifically by our investments in capital expenditures.
The following table sets forth general information derived from our condensed consolidated statement of cash flows for the first six months of 2022 and 2021:

	Six Months Ended
	July 3, 2022	July 4, 2021

	(in thousands)
Net cash used in operating activities	$(13,862)	$(30,811)
Net cash used in investing activities	$(5,863)	$(13,255)
Net cash provided by financing activities	$17,782	$101,233

Cash and Cash Equivalents
At July 3, 2022 and January 2, 2022, we had $11.0 million and $12.9 million of cash and cash equivalents, respectively, including cash of $0.3 million and $0.5 million, respectively, held by a variable interest entity that we consolidate.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, accounts payable, accrued expenses, and deferred revenue, all of which tend to be related and are affected by changes in the timing and volume of work performed and our increased expenditures as a public company. Net cash used in operating activities was $13.9 million during the first six months of 2022, a decrease of $16.9 million from $30.8 million of cash used in operating activities during the first six months of 2021. The decrease in cash provided by operating activities during the first six months of 2022 was driven primarily by an increase in our costs as described in Gross profit above. Our operating cash flow was additionally impacted from the change in our working capital accounts. Deferred revenue decreased during the first six months of 2022 as we recognized revenue from customers who funded our building expansion during 2020.

Investing Activities
Capital expenditures are a significant use of our capital resources. These investments are intended to enable revenue growth in new and expanding markets, help us meet product demand and increase our manufacturing efficiencies and capacity.
Net cash used in investing activities was $5.9 million during the first six months of 2022, a decrease of $7.4 million from $13.3 million during the first six months of 2021. The decrease in cash used during the first six months of 2022 reflects decreased capital spending on property and equipment as we fully complete our foundry expansion project to increase manufacturing capacity at our Minnesota facility.
Financing Activities
Net cash provided by financing activities was $17.8 million during the first six months of 2022, a decrease of $83.4 million from net cash provided by financing activities of $101.2 million during the first six months of 2021. The decrease in net cash provided by financing activities during the first six months of 2022 was primarily driven by the proceeds received from the issuance of common stock pursuant to the initial public offering which occurred in the second quarter of 2021. Partially offsetting this decrease was an increase in in net proceeds on our revolver, which amounted to $18.9 million during the first six months of 2022 compared to $0.4 million during the first six months of 2021. The decrease was additionally driven by a decrease in distributions to our VIE and partially offset from proceeds from our employee stock purchase plan and our long term incentive plan.
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
On November 3, 2021, we entered into an amendment to the Revolver, effective as of October 1, 2021, to eliminate the requirement for us to comply with the leverage ratio financial covenant contained therein with respect to the fiscal quarters ending on or prior to July 2, 2023, so long as the remaining availability under the Revolver has equaled or exceeded $15 million. Certain financial covenants, including a fixed charge coverage ratio and leverage ratio, become applicable only if unused remaining availability falls below $15 million. As of July 3, 2022, our unused remaining availability was $18 million and we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months. The fixed charge coverage ratio financial covenant requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 on a rolling twelve-month basis. The fixed charge coverage ratio included in our credit agreement is defined as (A) earnings before interest, taxes, depreciation and amortization (“EBITDA”), less unfinanced capital expenditures, divided by (B) fixed charges, which are generally defined as cash interest and income taxes, scheduled principal payments on loans and contingent consideration arrangements, and restricted payments such as dividends.

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
In March 2022, we signed a new contract with a significant wafer services customer. Under the contract, orders are non-cancellable and we have an enforceable right to complete the orders and to payment for any finished or in-process wafers plus a reasonable margin. The wafers produced for that customer are highly customized and have no alternative use to us. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers beginning in March 2022. The contract terms and pricing is applicable to all in-process and future wafer. We recorded revenue of $8,230 in the first six months of 2022 to account for recognition of wafer services activities in process at the date the contract was signed. Additionally, this change in the timing of revenue recognition reduced our work-in-process inventory and increased our unbilled receivables (contract assets) and cost of revenue. Under the previous contract with the significant customer, we were recognizing revenue at a point-in-time under a bill and hold arrangement as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2022.
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

	Second Quarter Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(13,005)	$(6,979)	$(29,611)	$(9,790)
Interest expense	1,040	912	2,069	1,970
Income tax (benefit) expense	63	(4,237)	(131)	(4,662)
Depreciation and amortization	7,198	6,854	13,657	13,336
EBITDA	(4,704)	(3,450)	(14,016)	854
Paycheck Protection Program loan forgiveness	—	(6,453)	—	(6,453)
Corporate conversion and initial public offering related costs	—	1,521	—	1,521
SkyWater Florida start-up costs (1)	158	504	560	504
Management transition expense	—	435	—	435
Fair value changes in contingent consideration (2)	—	(942)	—	(886)
Equity-based compensation (3)	2,118	6,768	5,334	7,003
Management fees (4)	—	56	—	332
Net income attributable to non-controlling interests (5)	826	757	1,685	1,515
Adjusted EBITDA	$(1,602)	$(804)	$(6,437)	$4,825
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 3, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 3, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As disclosed in Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended January 2, 2022, we previously identified material weaknesses in our internal control over financial reporting. As of July 3, 2022, we have material weaknesses in components of the COSO framework, including the control environment and risk assessment due to our limited accounting and finance resources, which resulted in inappropriate preparation, review and maintenance of documentation and information that is critical to the design and consistent execution and monitoring of internal controls. We did not sufficiently design, implement, and maintain control activities related to the recording of revenue to sufficiently assess the obligations for proper accounting, review of the completion of performance obligations and recognition of revenue. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plan
To address our material weaknesses, we have developed a 2022 Sarbanes-Oxley 404 Remediation Plan which includes the various timing for implementation and documentation of policies, procedures, and controls across all our various processes. In executing the remediation plan, we have created additional roles within the financial reporting group. Certain of these roles have been filled with permanent employees and others with contractors while we search for permanent employees. The individuals who filled these roles have significant Sarbanes-Oxley experience. In addition, collectively, they have several years of experience in the public accounting sector as well as working with large public companies who are compliant with Sarbanes Oxley 404.
Also, in the second quarter of 2022, we have completed the design of the internal controls in the financial reporting and revenue accounting areas. While we believe that these efforts have improved our internal control over financial reporting and revenue, our remediated controls will require the testing of the operating effectiveness over a sustained period of time to conclude they are remediated.
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
Changes in Internal Control Over Financial Reporting
Other than completion of the design of the internal controls in the financial reporting and revenue accounting areas and the creation of the additional roles within the financial reporting group, as discussed above, there was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SkyWater Technology, Inc.

Date: August 17, 2022	By:	/s/ Thomas Sonderman
Thomas Sonderman President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)