Form 10-Q
period 2022-10-02
SkyWater Technology, Inc
filed 2022-11-10
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 2, 2022

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
On November 1, 2022, the number of shares of common stock, $0.01 par value, outstanding was 41,618,964.

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
•changes in local, regional, national and international economic or political conditions, including those resulting from rising inflation and interest rates, a recession, or intensified international hostilities;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 2, 2022	January 2, 2022

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$9,322	$12,917
Accounts receivable, net	49,051	39,381
Inventories	12,189	17,500
Prepaid expenses and other current assets	6,120	3,854
Income tax receivable	744	745
Total current assets	77,426	74,397
Property and equipment, net	183,650	180,475
Intangible assets, net	6,092	3,891
Other assets	3,780	4,835
Total assets	$270,948	$263,598
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,051	$1,021
Accounts payable	19,119	7,637
Accrued expenses	28,659	17,483
Current portion of contingent consideration	—	816
Deferred revenue - current	24,212	20,808
Total current liabilities	73,041	47,765
Long-term liabilities:
Long-term debt, less current portion and unamortized debt issuance costs	72,677	58,428
Long-term incentive plan	3,172	4,039
Deferred revenue - long-term	74,078	88,094
Deferred income tax liability, net	965	995
Other long-term liabilities	10,934	4,350
Total long-term liabilities	161,826	155,906
Total liabilities	234,867	203,671
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 41,453,994 and 39,836,038 shares issued and outstanding)	415	398
Additional paid-in capital	127,067	115,208
Accumulated deficit	(91,029)	(54,479)
Total shareholders’ equity, SkyWater Technology, Inc.	36,453	61,127
Non-controlling interests	(372)	(1,200)
Total shareholders’ equity	36,081	59,927
Total liabilities and shareholders’ equity	$270,948	$263,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(in thousands, except share, unit and per share and unit data)
Revenue	$52,326	$35,025	$147,854	$124,315
Cost of revenue	44,049	36,852	138,437	115,164
Gross profit	8,277	(1,827)	9,417	9,151
Research and development	2,580	2,253	7,223	7,519
Selling, general and administrative expenses	10,778	9,626	33,263	33,644
Change in fair value of contingent consideration	—	(1,670)	—	(2,556)
Operating loss	(5,081)	(12,036)	(31,069)	(29,456)
Other (expense) income:
Paycheck Protection Program loan forgiveness	—	—	—	6,453
Interest expense	(1,331)	(733)	(3,400)	(2,703)
Total other (expense) income	(1,331)	(733)	(3,400)	3,750
Loss before income taxes	(6,412)	(12,769)	(34,469)	(25,706)
Income tax expense (benefit)	87	194	(44)	(4,468)
Net loss	(6,499)	(12,963)	(34,425)	(21,238)
Less: net income attributable to non-controlling interests	440	907	2,125	2,422
Net loss attributable to SkyWater Technology, Inc.	$(6,939)	$(13,870)	$(36,550)	$(23,660)
Net loss per share attributable to common shareholders, basic and diluted:	$(0.17)	$(0.36)	$(0.91)	$(0.94)
Weighted average shares used in computing net loss per common share, basic and diluted:	40,669,322	39,059,743	40,245,736	25,609,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
For the Three Months Ended October 2, 2022 and October 3, 2021
(dollars, units and shares in thousands)
(Unaudited)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at July 4, 2021	—	$—	—	$—	—	$—	—	$—	39,060	$391	$110,082	$(13,573)	$96,900	$(1,426)	$95,474
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,141	—	3,141	—	3,141
Balance at Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(595)	(595)
Balance at Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(13,870)	(13,870)	907	(12,963)
Balance at October 3, 2021	—	—	—	—	—	—	—	—	39,060	$391	$113,223	$(27,443)	$86,171	$(1,114)	$85,057

Balance at July 3, 2022	—	$—	—	$—	—	$—	—	$—	40,450	$404	$121,697	$(84,090)	$38,011	$(382)	$37,629
Issuance of common stock pursuant to stock-based compensation awards and ESPP	—	—	—	—	—	—	—	—	730	5	1,615	—	1,620	—	1,620
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,592	—	1,592	—	1,592
Issuance of common stock pursuant to the ATM Program	—	—	—	—	—	—	—	—	274	6	2,163	—	2,169	—	2,169
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(6,939)	(6,939)	440	(6,499)
Balance at October 2, 2022	—	$—	—	$—	—	$—	—	$—	41,454	$415	$127,067	$(91,029)	$36,453	$(372)	$36,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
For the Nine Months Ended October 2, 2022 and October 3, 2021
(dollars, units and shares in thousands)
(Unaudited)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at January 3, 2021	—	$—	18,000	$—	2,108	$3,767	—	$—	—	$—	$—	$(3,783)	$(16)	$(1,568)	$(1,584)
Unit-based compensation	—	—	—	—	—	5	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	(2)	—	—	—	—	—	—	—	—	—	—
Corporate Conversion	—	—	(18,000)	—	(2,106)	(3,772)	—	—	31,056	311	3,461	—	—	—	—
Issuance of common stock sold in initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	8,004	80	100,082	—	100,162	—	100,162
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	9,680	—	9,680	—	9,680
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,968)	(1,968)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(23,660)	(23,660)	2,422	(21,238)
Balance at October 3, 2021	—	$—	—	$—	—	$—	—	$—	39,060	$391	$113,223	$(27,443)	$86,171	$(1,114)	$85,057

Balance at January 2, 2022	—	$—	—	$—	—	$—	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
Issuance of common stock pursuant to stock-based compensation awards and ESPP	—	—	—	—	—	—	—	—	1,344	11	3,054	—	3,065	—	3,065
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,642	—	6,642	—	6,642
Issuance of common stock pursuant to the ATM Program									274	6	2,163		2,169		2,169
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,297)	(1,297)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(36,550)	(36,550)	2,125	(34,425)
Balance at October 2, 2022	—	$—	—	$—	—	$—	—	$—	41,454	$415	$127,067	$(91,029)	$36,453	$(372)	$36,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 2, 2022	October 3, 2021

	(in thousands)
Cash flows from operating activities:
Net loss	$(34,425)	$(21,238)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	20,740	20,300
Gain on Paycheck Protection Program loan forgiveness	—	(6,453)
Gain on sale of property and equipment	—	(74)
Amortization of debt issuance costs included in interest expense	521	530
Long-term incentive and stock-based compensation	7,033	10,403
Change in fair value of contingent consideration	—	(2,556)
Cash paid for contingent consideration in excess of initial valuation	(816)	(6,644)
Deferred income taxes	(30)	(4,841)
Non-cash revenue related to customer equipment	—	(2,481)
Changes in operating assets and liabilities:
Accounts receivable	773	(5,091)
Inventories	(4,686)	(3,737)
Prepaid expenses and other assets	(1,212)	4,713
Accounts payable and accrued expenses	16,705	(2,913)
Deferred revenue	(10,612)	(15,831)
Income tax payable and receivable	1	(1,328)
Net cash used in operating activities	(6,008)	(37,241)
Cash flows from investing activities:
Purchase of software and licenses	(400)	(819)
Proceeds from sale of property and equipment	—	149
Purchases of property and equipment	(11,325)	(29,777)
Net cash used in investing activities	(11,725)	(30,447)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriting discounts and commissions	—	104,212
Net proceeds on Revolver	14,522	(30,289)
Proceeds from the issuance of common stock pursuant to the employee stock purchase plan	1,800	—
Cash paid for offering costs	—	(1,867)
Proceeds from ATM Program, net of commissions	2,186	—
Cash paid for capital leases	(1,158)	(591)
Distributions to VIE member	(1,297)	(1,968)
Cash paid on license technology obligations	(1,150)	—
Repayment of Financing	(765)	(787)
Net cash provided by financing activities	14,138	68,710
Net change in cash and cash equivalents	(3,595)	1,022
Cash and cash equivalents - beginning of period	12,917	7,436
Cash and cash equivalents - end of period	$9,322	$8,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 2, 2022	October 3, 2021

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,014	$2,164
Income taxes	3	1,897
Noncash investing activity:
Property and equipment acquired, not yet paid	$7,082	$4,997
Equipment acquired through capital lease obligations	9,008	3,437
Intangible assets acquired, not yet paid	2,562	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, “we”, “us”, “our”, or “SkyWater”), is a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. In our technology as a service model, we leverage a strong foundation of proprietary technology to co-develop process technology intellectual property with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to these differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
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
Note 2 Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements as of October 2, 2022, and for the three and nine months ended October 2, 2022 and October 3, 2021, are presented in thousands of U.S. dollars (except share and per share information), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of January 2, 2022. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of our financial position as of October 2, 2022, our results of operations, shareholders' equity (deficit) and cash flows for the three and nine months ended October 2, 2022 and October 3, 2021.
The results of operations for the three and nine months ended October 2, 2022 are not necessarily indicative of the results of operations to be expected for the year ending January 1, 2023, or for any other interim period, or for any other future year.
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
The condensed consolidated statements of operations, shareholders’ equity (deficit) and cash flows are for the three and nine months ended October 2, 2022 and October 3, 2021.

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
For the three and nine months ended October 2, 2022, we have incurred losses of $(6,939) and $(36,550), respectively. As of October 2, 2022, we had cash and cash equivalents of $9,322.

Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt) and other sources of financing. Our current business plans indicate that we will require additional liquidity to continue our operations for the next 12 months from the issuance of the consolidated financial statements. In response to this, we have implemented a plan to reduce operating costs to improve cash flow, which includes a reduction in spending and a delayed increase in certain personnel, and may require us to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations. The Company also obtained a support letter from Oxbow Industries, LLC ("Oxbow"), an affiliate of our principal stockholder, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these financial statements on November 9, 2022. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, available borrowings on our Revolver, cost reduction measures, and the support letter from an affiliate of our principal stockholder, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the consolidated financial statements.
Additionally, we could raise additional capital through the ATM Program (as defined below) and seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver, however we cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.
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
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program (the "ATM Program") under which the Company may, from time to time, offer and sell up to $100.0 million in shares of the Company’s common stock. From the date of the Open Market Sale Agreement through October 2, 2022, the Company sold approximately 273,183 shares under the Open Market Sale Agreement at an average sale price of $9.92 per share, resulting in gross proceeds of approximately $2.7 million before deducting sales commissions and fees of approximately $0.1 million. The Company used the net proceeds of approximately $2.6 million to pay down its Revolver and fund its operations. See Note 8 “Shareholders' Equity” for additional information regarding the Open Market Sale Agreement.
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
Net Loss Per Share
Prior to the IPO, we calculated basic and diluted net loss per common share in conformity with the two-class method required for companies with participating securities. Our previously outstanding Class B preferred units met the criteria of a participating security as they contained the rights to an 8% “preferred return” on the deemed original equity value of each such Class B preferred unit (accrued daily since the date of issuance of each such Class B preferred unit). Under the two-class method, income or losses are allocated between the common shareholders and the Class B preferred unitholders. The two-class method includes an allocation formula that determines income or loss per unit for each class according to preferred dividends and undistributed earnings or losses for the period. Our reported net loss for the nine months ended October 3, 2021 is increased by the amount allocated to the Class B preferred units to arrive at the loss allocated to common shareholders for purposes of calculating net loss per share. As a result of our April 2021 corporate conversion and IPO, the number of common shares used to compute net loss per common share for the nine months ended October 3, 2021 was retrospectively adjusted to reflect the conversion akin to a split-like situation.
Subsequent to the IPO, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares and potentially dilutive securities outstanding for the period determined using the treasury-stock method. Because we reported a net loss for the three and nine months ended October 2, 2022 and October 3, 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At October 2, 2022 and October 3, 2021, there were restricted stock units and stock options totaling 2,222,000 and 4,072,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(6,939)	$(13,870)	$(36,550)	$(23,660)
Undistributed preferred return to Class B preferred unitholders	—	—	—	(398)
Net loss attributable to common shareholders	$(6,939)	$(13,870)	$(36,550)	$(24,058)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	40,669	39,060	40,246	25,609
Net loss per common share, basic and diluted	$(0.17)	$(0.36)	$(0.91)	$(0.94)
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
Note 3 Summary of Significant Accounting Policies
Our audited consolidated financial statements include an additional discussion of the significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three and nine months ended October 2, 2022.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-2, Leases ('Topic 842"). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 3, 2022 for our year ending January 1, 2023. The adoption of Topic 842 did not have a material impact on our condensed consolidated financial statements as disclosed in Note 15 – Leases.
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
Note 4 Revenue
Wafer Services Contract
In March 2022, we signed a new contract with a significant wafer services customer. Under the contract, orders are non-cancellable and we have an enforceable right to complete the orders and to payment for any finished or in-process wafers plus a reasonable margin. The wafers produced for that customer are highly customized and have no alternative use. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers beginning in March 2022. The contract terms and pricing is applicable to all in-process and future wafers. We recorded revenue of $9,999 in the nine months ended October 2, 2022 to account for recognition of wafer services activities in process.

Revenue Recognition of New Advanced Technology Services Contract

Revenue on fixed price contracts is recognized either over time as work progresses using the input or output method based upon which method we believe represents the best indication of the overall progress toward satisfying our performance obligation. Over time revenue recognition using the output method relies on surveys of performance completed to date or contractual milestones if they correlate directly with the progress to satisfy our performance obligation. Over time revenue recognition using the input method, is based on costs incurred to date on performance obligations compared to estimated total cost required to complete the performance obligation as of the reporting date. We measure progress on these performance obligations by comparing total costs incurred to-date to the total estimated costs for the performance obligation, and record that proportion of the total performance obligation transaction price as revenue in the period. Costs include labor, manufacturing costs, materials and other direct costs related to the customer contract. During the third quarter of 2022, we signed new contracts with a significant Advanced Technology Services customer that we are recording revenue based upon the input method using a cost-based measure of progress.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

Disaggregated Revenue
The following table discloses revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Three Months Ended October 2, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$1,645	$15,509	$—	$17,154
Advanced Technology Services
T&M	—	21,021	—	21,021
Fixed Price	—	12,984	—	12,984
Other	—	—	1,167	1,167
Total Advanced Technology Services	—	34,005	1,167	35,172
Total revenue	$1,645	$49,514	$1,167	$52,326

	Three Months Ended October 3, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$12,652	$—	$—	$12,652
Advanced Technology Services
T&M	—	12,450	—	12,450
Fixed Price	—	8,756	—	8,756
Other	—	—	1,167	1,167
Total Advanced Technology Services	—	21,206	1,167	22,373
Total revenue	$12,652	$21,206	$1,167	$35,025

	Nine Months Ended October 2, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$18,369	$37,915	$—	$56,284
Advanced Technology Services
T&M	—	59,929	—	59,929
Fixed Price	—	28,140	—	28,140
Other	—	—	3,501	3,501
Total Advanced Technology Services	—	88,069	3,501	91,570
Total revenue	$18,369	$125,984	$3,501	$147,854

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	Nine Months Ended October 3, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$36,983	$—	$—	$36,983
Advanced Technology Services
T&M	—	33,934	—	33,934
Fixed Price	—	49,897	—	49,897
Other	—	—	3,501	3,501
Total Advanced Technology Services	—	83,831	3,501	87,332
Total revenue	$36,983	$83,831	$3,501	$124,315
The following table discloses revenue by country as determined based on customer address:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
United States	$44,902	$29,020	$125,811	$109,253
United Kingdom	1,868	2,487	5,402	6,940
Canada	1,020	1,454	4,245	4,610
All others	4,536	2,064	12,396	3,512
	$52,326	$35,025	$147,854	$124,315
Deferred Contract Costs
We recognized amortization of deferred contract costs in our condensed consolidated statements of operations totaling $486 and $274 for the three months ended October 2, 2022 and October 3, 2021, respectively, and $1,080 and $1,251 for the nine months ended October 2, 2022 and October 3, 2021, respectively.
Contract Assets
Contract assets are $24,752 and $16,303 at October 2, 2022 and January 2, 2022, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheets.
Contract Liabilities
The contract liabilities and other significant components of deferred revenue are as follows:

	October 2, 2022			January 2, 2022
	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue
Current	$19,546	$4,666	$24,212	$16,141	$4,667	$20,808
Long-term	66,301	7,777	74,078	76,816	11,278	88,094
Total	$85,847	$12,443	$98,290	$92,957	$15,945	$108,902
The decrease in contract liabilities from January 2, 2022 to October 2, 2022 was primarily the result of completion of specific performance obligations for our customers. Approximately 12% of our total contract liabilities at January 2, 2022 were recognized in revenue in the nine months ended October 2, 2022. Approximately 21% of our total contract liabilities at January 3, 2021 were recognized in revenue in the nine months ended October 3, 2021.
Remaining Performance Obligations
As of October 2, 2022, we had approximately $85,274 of transaction price allocated to remaining performance obligations that are unsatisfied (or partially satisfied) on contracts with an original expected duration of one year or more, which

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
are primarily related to Advanced Technology Services contracts. We expect to recognize those remaining performance obligations as follows:

Within one year	$18,974
From one to two years	14,912
From two to three years	11,499
After three years	39,889
Total	$85,274
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
Note 5 Balance Sheet Information
Certain significant amounts included in our condensed consolidated balance sheets consist of the following:

	October 2, 2022	January 2, 2022
Accounts receivable:
Trade accounts receivable	$23,856	$23,022
Unbilled revenue (contract assets)	24,752	16,303
Other receivables	443	56
Total accounts receivable, net	$49,051	$39,381

	October 2, 2022	January 2, 2022
Inventories:
Raw materials	$3,768	$3,340
Work-in-process	440	7,339
Supplies and spare parts	7,981	6,821
Total inventories—current	12,189	17,500
Supplies and spare parts classified as other assets	2,569	2,388
Total inventories	$14,758	$19,888

	October 2, 2022	January 2, 2022
Prepaid expenses and other current assets:
Prepaid expenses	$2,021	$1,759
Deferred contract costs	3,583	1,579
Prepaid inventory	516	516
Total prepaid assets and other current assets	$6,120	$3,854

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	October 2, 2022	January 2, 2022
Property and equipment, net:
Land	$5,396	$5,396
Buildings and improvements	87,788	87,156
Machinery and equipment	179,995	143,105
Fixed assets not yet in service	14,138	29,229
Total property and equipment, at cost	287,317	264,886
Less: Accumulated depreciation	(103,667)	(84,411)
Total property and equipment, net	$183,650	$180,475
Depreciation expense was $6,635 and $6,491 for the three months ended October 2, 2022 and October 3, 2021, respectively, and $19,349 and $18,938 for the nine months ended October 2, 2022 and October 3, 2021, respectively. In December 2021, we completed an assessment of the useful lives of our machinery and equipment and adjusted the estimated useful life from seven years to ten years to better reflect the estimated periods during which the assets will remain in service. This change in accounting estimate was effective beginning in December of 2021 on a prospective basis for all machinery and equipment acquired after March 1, 2017, the date in which we became an independent company as part of a divestiture from Cypress. The effect of this change in estimate resulted in a $443 and $1,332 decrease in depreciation expense for the three and nine months ended October 2, 2022, respectively.
Intangible assets consist of purchased software and license costs from our acquisition of the business in 2017. Additionally, we have entered into license agreements for third-party software and licensed technology, which also comprise intangible assets. During the nine months ended October 2, 2022, we acquired third-party software and licensed technology of $3,062, which will be amortized over a weighted average estimated life of 9.3 years. Intangible assets are summarized as follows:

	October 2, 2022	January 2, 2022
Intangible assets, net:
Software and licensed technology	$10,277	$6,625
Customer list	—	1,500
Total intangible assets, at cost	10,277	8,125
Less: Accumulated amortization	(4,185)	(4,234)
Total intangible assets, net	$6,092	$3,891
For the three months ended October 2, 2022 and October 3, 2021, amortization of the customer list intangible asset charged to operations was $0 and $88, respectively, and amortization of software and licensed technology was $448 and $385, respectively. For the nine months ended October 2, 2022 and October 3, 2021, amortization of the customer list intangible asset charged to operations was $0 and $264, respectively, and amortization of software and licensed technology was $1,391 and $1,098, respectively.
Remaining estimated aggregate annual amortization expense is as follows for the years ending:

Amortization Expense
Remainder of 2022	$574
2023	1,635
2024	909
2025	744
2026	577
Thereafter	1,653
Total	$6,092

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	October 2, 2022	January 2, 2022
Other assets:
Supplies and spare parts	$2,569	$2,388
Deferred contract costs	—	1,760
Operating lease right-of-use assets	152	—
Other assets	1,059	687
Total other assets	$3,780	$4,835

	October 2, 2022	January 2, 2022
Accrued expenses:
Accrued compensation	$6,123	$4,557
Licensed technology	1,850	—
Accrued commissions	298	189
Accrued fixed asset expenditures	368	861
Accrued royalties	3,260	1,854
Capital lease obligations	993	1,192
Accrued inventory	1,782	1,966
Other accrued expenses	13,985	6,864
Total accrued expenses	$28,659	$17,483
Note 6 Debt
The components of debt outstanding at October 2, 2022 and January 2, 2022 are as follows:

	October 2, 2022	January 2, 2022
Revolver	$40,744	$26,223
Financing (by VIE)	37,086	37,850
Unamortized debt issuance costs (1)	(4,102)	(4,624)
Total long-term debt, including current maturities	73,728	59,449
Less: Current portion of long-term debt	(1,051)	(1,021)
Long-term debt, excluding current portion and unamortized debt issuance costs	$72,677	$58,428
__________________
(1)Unamortized debt issuance costs as of October 2, 2022 included $1,194 for the Revolver (as defined below) and $2,908 for the Financing (as defined below). Unamortized debt issuance costs as of January 2, 2022 included $1,471 for the Revolver and $3,153 for the Financing (by VIE).
Revolver
The outstanding balance of our amended and restated revolving credit agreement with Wells Fargo Bank, National Association (the “Revolver”) was $40,744 as of October 2, 2022 at an interest rate of 5.6%. Our remaining availability under the Revolver was $18,089 as of October 2, 2022. However, we must maintain availability under the Revolver of at least $15,000 in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. As of October 2, 2022, we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
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

Maturities
As of October 2, 2022, the Revolver is due in December 2025. The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. Future principal payments of our Revolver and consolidated VIE’s Financing, excluding unamortized debt issuance costs, are as follows:

Remainder of 2022	$260
2023	1,060
2024	1,094
2025	41,882
2026	1,177
Thereafter	32,357
Total	$77,830
Note 7 Income Taxes
The effective tax rates for the three and nine months ended October 2, 2022 and October 3, 2021 differ from the statutory tax rates due to state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units and changes in our deferred tax asset valuation allowance. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the three and nine months ended October 2, 2022 was (1.4)% and 0.1%, respectively, and the effective tax rate for the three and nine months ended October 3, 2021 was (1.5)% and 17.4% respectively. The income tax rate applied to our pre-tax loss was lower for the three and nine months ended October 2, 2022 than our statutory tax rate of 21% primarily due to a deferred tax asset valuation allowance. The income tax rate applied to our pre-tax loss was lower for the three and nine months ended October 3, 2021 than our statutory tax rate of 21% primarily due to a deferred tax asset valuation allowance.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $15,872 was recorded as of October 2, 2022 to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at January 2, 2022 was $9,819.
No liability has been recorded for uncertain tax positions. We would accrue, if applicable, income tax related interest and penalties in income tax expense in our condensed consolidated statement of operations. There were no interest and penalties incurred during the three and nine months ended October 2, 2022 and October 3, 2021.
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
Open Market Sale Agreement
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to $100.0 million in shares of the Company’s common stock. From the date of the Open Market Sale Agreement through October 2, 2022, the Company sold approximately 273,183 shares under the Open Market Sale Agreement at an average sale price of $9.92 per share, resulting in gross proceeds of approximately $2.7 million before deducting sales commissions and fees of approximately $0.1 million. The Company used the net proceeds of approximately $2.6 million to pay down its Revolver and fund its operations. Subsequent to October 2, 2022, the Company sold approximately 162,236 shares under the Open Market Sale Agreement at an average sale price of $8.20 per share, resulting in gross proceeds of approximately $1.3 million before deducting sales commissions and fees of approximately $0.1 million.
As of October 2, 2022, approximately $97.3 million in shares were available for issuance under the Open Market Sale Agreement. Taking into account the sales that settled subsequent to October 2, 2022, approximately $96.0 million in shares are available for issuance under the Open Market Sale Agreement as of the date of this report.
Note 9 Share-Based Compensation
2021 Equity Incentive Plan
In connection with our IPO, we adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO. As of October 2, 2022, the 2021 Equity Plan provides for the issuance of up to 5,150,000 shares of common stock to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. The share reserve of the 2021 Equity Plan will be increased effective the first business day of each calendar year by an amount equal to the lesser of: (i) 150,000 shares of common stock; (ii) three percent (3%) of the shares of common stock outstanding on the final day of the immediately preceding calendar year; and (iii) such smaller number of shares of common stock as determined by the compensation committee.
Stock Options
During the nine months ended October 2, 2022, we granted 634,000 stock options, respectively, which vest ratably on each of the first, second, third, and fourth anniversaries of the grant date and expire 10 years from the grant date. During the nine months ended October 3, 2021, we granted 343,000 stock options which vest in full on the first anniversary of the grant

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
date and expire 15 months from the grant date; and granted 744,000 stock options which vest ratably on each of the first, second, third, and fourth anniversaries of the grant date and expire 10 years from the grant date. Share-based compensation expense related to stock option awards was $414 and $489 for the three months ended October 2, 2022 and October 3, 2021, respectively, and $1,246 and $933 for the nine months ended October 2, 2022 and October 3, 2021, respectively. Actual forfeitures are recognized as they occur.
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

Nine Months Ended
October 2, 2022
Expected volatility:	47.2%
Expected term (in years):	6.25
Risk-free interest rate:	2.1%
The following table summarizes our stock option activity during the nine months ended October 2, 2022:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Balance outstanding as of January 2, 2022	986	$14.29
Granted	634	$11.40
Exercised	—	$—
Forfeited, canceled or expired	(500)	$13.64
Balance outstanding as of October 2, 2022	1,120	$12.94	8.98 years
Balance vested and exercisable as of October 2, 2022	142	$14.27	8.48 years
The weighted average grant-date fair value of options granted in the nine months ended October 2, 2022 was $5.49. As of October 2, 2022, total unrecognized compensation cost related to stock options was $5,019 and is expected to be recognized over a weighted average period of approximately 3.07 years.
Restricted Common Stock Units
During the nine months ended October 2, 2022, we granted 114,000 restricted common stock units to our directors which vest in full on May 31, 2023. In addition, during the nine months ended October 2, 2022, we granted 332,000 restricted common stock units, which vest ratably on each of the first, second and third anniversaries of the grant date. During the nine months ended October 3, 2021, we granted 441,000 restricted common stock units to eligible employees and directors which vest in full on the first anniversary of the grant date and granted 205,000 restricted common stock units which vest ratably on each of the first, second and third anniversaries of the grant date. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units is issued upon vesting of the restricted units.
Share-based compensation expense related to restricted common stock unit awards was $958 and $2,569 for the three months ended October 2, 2022 and October 3, 2021, respectively, and $4,749 and $8,669 for the nine months ended October 2, 2022 and October 3, 2021, respectively. Actual forfeitures are recognized as they occur. As of October 2, 2022, total unrecognized compensation cost related to restricted common stock units was $6,833 and is expected to be recognized over a weighted average period of approximately 1.45 years. The estimated fair value of restricted common stock units is based on the grant date closing price of our common stock for time-based vesting awards. During the nine months ended October 2, 2022,

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
1,015,000 restricted common stock units vested. No restricted common stock units vested during the nine months ended October 3, 2021.
The following table summarizes our restricted common stock unit activity during the nine months ended October 2, 2022:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Balance outstanding as of January 2, 2022	1,745	$8.34
Granted	446	$10.04
Vested	(1,015)	$8.84
Forfeited or canceled	(74)	$14.65
Balance outstanding as of October 2, 2022	1,102	$8.05
2021 Employee Stock Purchase Plan
In connection with our IPO, we also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A maximum of 707,000 shares of our common stock has been reserved for issuance under the 2021 ESPP. Under the 2021 ESPP, eligible employees may purchase our common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of our common stock as of the beginning or end of each offering period, which may range from 6 to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of our common stock may be purchased by an employee each offering period. The initial six-month offering period commenced on September 1, 2021 and 188,000 shares were purchased under the 2021 ESPP during the nine months ended October 2, 2022. As of October 2, 2022 and January 2, 2022, $418 and $937, respectively, was withheld on behalf of employees for future purchases under the 2021 ESPP and recorded as accrued compensation. Share-based compensation expense related to the 2021 ESPP was $220 for the three months ended October 2, 2022 and $647 for the nine months ended October 2, 2022, respectively. Actual forfeitures are recognized as they occur. As of October 2, 2022, total unrecognized compensation cost related to the 2021 ESPP was $358 and will be recognized on a straight-line basis over the six-month offering period.
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

Nine Months Ended October 2, 2022
Expected volatility:	47.2%
Expected term (in years):	0.50
Risk-free interest rate:	3.34%
Weighted average grant-date fair value per share	$3.57
Share-Based Compensation Expense Allocation
Share-based compensation expense was allocated in the condensed consolidated statements of operations as follows:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Cost of revenue	$444	$839	$2,018	$1,543
Research and development	115	332	449	1,812
Selling, general and administrative expenses	1,033	1,970	4,175	6,330
	$1,592	$3,141	$6,642	$9,685
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
Level 3 inputs are used in the valuation of our contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Beginning balance	$816	$10,900
Payments	(816)	(6,644)
Change in fair value	—	(2,556)
Ending balance	$—	$1,700
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at October 2, 2022 and January 2, 2022 due to the short maturity of these items. The carrying values of our borrowings under our Revolver and Financing approximate their fair values due to the frequency of the floating interest rate resets on these borrowings. The fair value of the Revolver and Financing were determined based on inputs that are classified as Level 2 in the fair value hierarchy.
Our non-financial assets such as property and equipment and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of October 2, 2022 and January 2, 2022, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

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
Capital Expenditures

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
We have various contracts outstanding with third parties which primarily relate to the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $10 million of contractual commitments outstanding as of October 2, 2022 that we expect to be paid in the remainder of 2022, through cash on hand and operating cash flows.
Note 12 Major Customers and Concentration Risk
The following customers accounted for 10% or more of revenue for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Customer A	18%	17%	19%	25%
Customer B	29%	25%	31%	24%
Customer C	*	*	*	10%
Customer E	17%	10%	*	*
	64%	52%	50%	59%
__________________
* Represents less than 10% of revenue.
The loss of a major customer could adversely affect our operating results and financial condition.

Note 13 Related Party Transactions

In August 2022, we entered into an agreement with Oxbow, an affiliate of our principal stockholder, CMI Oxbow Partners, LLC, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due through October 18, 2023. No amounts were provided to the Company under this agreement in the third quarter of 2022. In October 2022, the agreement with Oxbow to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations was amended to extend the duration through November 30, 2023.
Professional Services
Oxbow, an affiliate of our principal stockholder, CMI Oxbow Partners, LLC, provided management and financial consulting services to us prior to our IPO. We did not incur any management fees from Oxbow during the three months ended October 2, 2022 and October 3, 2021, respectively. We incurred management fees from Oxbow of $0 and $215 for the nine months ended October 2, 2022 and October 3, 2021, respectively, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
A member of our board of directors provided legal and professional services to us prior to our IPO. We did not incur any legal fees for the three months ended October 2, 2022 and October 3, 2021, respectively. We incurred legal fees of $0 and $117 for the nine months ended October 2, 2022 and October 3, 2021, respectively, which have been expensed and included in general and administrative expenses in our condensed consolidated statements of operations.
Sale-Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to an entity (“Oxbow Realty”) controlled by our principal stockholder. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of October 2, 2022 were as follows (such amounts are eliminated from our condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 14 – Variable Interest Entities):

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

Remainder of 2022	$1,221
2023	4,932
2024	5,031
2025	5,132
2026	5,234
Thereafter	84,116
Total lease payments	105,666
Less: imputed interest	(78,102)
Total	$27,564
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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by us as of October 2, 2022 and January 2, 2022. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

	October 2, 2022	January 2, 2022
Cash and cash equivalents	$8	$475
Prepaid expenses	568	192
Finance receivable	37,608	37,437
Other assets	256	200
Total assets	$38,440	$38,304
Accounts payable	$538	$1,232
Accrued expenses	1,231	479
Debt	37,086	37,793
Total liabilities	$38,855	$39,504
The following table shows the revenue and expenses of Oxbow Realty that are consolidated by us for the three and nine months ended October 2, 2022 and October 3, 2021. We have included these amounts, net of eliminations, in the corresponding tables in the notes to our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenue	$1,264	$1,256	$3,786	$3,760
General and administrative expenses	492	11	671	329
Interest expense	332	338	991	1,009
Total expenses	824	349	1,662	1,338
Net income	$440	$907	$2,124	$2,422

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
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of our leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain we will exercise that option. As of October 2, 2022, the operating lease liability and operating right-of-use assets did not include any lease extension options.
We have lease agreements with lease and non-lease components and have elected to account for these as a single lease component only for equipment leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows:

	Three Months Ended October 2, 2022	Nine Months Ended October 2, 2022
Operating lease cost	$13	$39
Finance lease cost:
Amortization of assets	496	1,338
Interest on lease liabilities	225	547
Variable lease cost	—	—
Total net lease cost	$734	$1,924
Short-term lease cost amounted to $70 and $209 for the three and nine months ended October 2, 2022, respectively.
Supplemental cash flow information related to leases are as follows:

Nine Months Ended October 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$36
Operating cash flows used for finance leases	541
Financing cash flows used for finance leases	1,158

Right of use assets obtained in exchange for lease liabilities:
Operating leases	184
Finance leases	9,126

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The weighted average remaining lease term and weighted average discount rates related to leases are as follows:

October 2, 2022
Weighted average remaining lease term:
Operating leases	3.3 years
Finance leases	13.5 years
Weighted average discount rate:
Operating leases	4.8%
Finance leases	8.5%
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	October 2, 2022
Assets
Operating lease right-of-use assets	Other assets	$152
Finance lease right-of-use assets	Property and equipment, net	10,134
Total lease right-of-use assets		$10,286
Operating lease liabilities
Current portion of operating lease liabilities	Accrued expenses	$43
Operating lease liabilities, excluding current portion	Other long-term liabilities	111
Total operating lease liabilities		154
Finance lease liabilities
Current portion of finance lease liabilities	Accrued expenses	993
Finance lease liabilities, excluding current portion	Other long-term liabilities	9,374
Total finance lease liabilities		10,367
Total lease liabilities		$10,521
Future maturities of lease liabilities as of October 2, 2022 are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
Remainder of 2022	$12	$642	$654
2023	50	1,458	1,508
2024	52	1,234	1,286
2025	53	1,155	1,208
2026	—	1,157	1,157
Thereafter	—	11,978	11,978
Total lease payments	167	17,624	17,791
Less imputed interest	(13)	(7,257)	(7,270)
Total lease liabilities	$154	$10,367	$10,521
With the exception of the future minimum lease commitments related to our lease of the land and building representing our primary operating location in Bloomington, Minnesota, which are eliminated in consolidation, we had no disclosures in the prior year period related to leases.
SkyWater as the Lessor
In March 2020, we executed a contract with a customer that includes the right to use of a portion of our existing facility to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
$21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue. See Note 4 – Revenue for additional information on revenue recognition and deferred revenue of the operating lease. The carrying value of the facility space utilized by the lessee was approximately $27,000, net of accumulated depreciation of $2,583 and $1,558 as of October 2, 2022 and January 2, 2022, respectively, and is included in property and equipment on our condensed consolidated balance sheets.

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
We refer to the three-month periods ended October 2, 2022 and October 3, 2021 as the third quarter of 2022 and third quarter of 2021, respectively. Each of these three-month periods includes 13 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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
Overview
We are a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. In our technology as a service model, we leverage a strong foundation of proprietary technology to co-develop process technology intellectual property (“IP”) with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, our status as a publicly-traded, U.S.-based, pure-play technology foundry with DMEA Category 1A accreditation from the U.S. Department of Defense, or DoD, is expected to position us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and easy access to a U.S. domestic supply chain. In September 2019, we entered into a contract with the DoD to receive up to $170 million to expand and upgrade our manufacturing capabilities, specifically to build next-generation rad-hard wafer solutions for the aerospace and defense sector which will have significant benefits for other commercial markets. Our fab expansion supporting this project began operations in October 2020. In September 2022, the DoD awarded us up to an additional $99 million as a continuation of the previous initiative to broaden onshore production capabilities for strategic rad-hard electronics. In January 2021, we entered into an agreement with Osceola County, Florida to take over operation of the Center for NeoVation facility in Kissimmee, Florida to accelerate pure-play advanced packaging services for differentiated technologies.

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
Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first nine months of 2022 and 2021 or are reasonably likely to impact our results in the future.
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
Results of Operations
Third Quarter of 2022 Compared to the Third Quarter of 2021
The following table summarizes certain financial information relating to our operating results for the third quarter of 2022 and 2021.

	Third Quarter Ended		Dollar Change	Percentage Change Favorable/(Unfavorable)
	October 2, 2022 (1)	October 3, 2021 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$52,326	$35,025	$17,301	49%
Cost of revenue	44,049	36,852	7,197	(20)%
Gross profit	8,277	(1,827)	10,104	553%
Research and development	2,580	2,253	327	(15)%
Selling, general and administrative expenses	10,778	9,626	1,152	(12)%
Change in fair value of contingent consideration	—	(1,670)	1,670	100%
Operating income (loss)	(5,081)	(12,036)	6,955	58%
Other income (expense):
Interest expense	(1,331)	(733)	(598)	(82)%
Total other income (expense)	(1,331)	(733)	(598)	(82)%
Loss before income taxes	(6,412)	(12,769)	6,357	50%
Income tax expense (benefit)	87	194	(107)	55%
Net loss	(6,499)	(12,963)	6,464	50%
Less: net income attributable to non-controlling interests	440	907	(467)	(51)%
Net loss attributable to SkyWater Technology, Inc.	$(6,939)	$(13,870)	$6,931	50%
Other Financial Data:
Adjusted EBITDA (2)	$3,815	$(2,706)	$6,521	241%
(1)The consolidated statements of operations are for the third quarter of 2022 and the third quarter of 2021. The third quarter of 2022 and 2021 each contained 13 weeks.

(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Nine Months Ended October 2, 2022 Compared to the Nine Months Ended October 3,2021
The following table summarizes certain financial information relating to our operating results for the nine months ended October 2, 2022 and for the nine months ended October 3, 2021.

	Nine Months Ended		Dollar Change	Percentage Change Favorable/(Unfavorable)
	October 2, 2022 (1)	October 3, 2021 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$147,854	$124,315	$23,539	19%
Cost of revenue	138,437	115,164	23,273	(20)%
Gross profit	9,417	9,151	266	3%
Research and development	7,223	7,519	(296)	4%
Selling, general and administrative expenses	33,263	33,644	(381)	(1)%
Change in fair value of contingent consideration	—	(2,556)	2,556	100%
Operating loss	(31,069)	(29,456)	(1,613)	(5)%
Other income (expense):
Paycheck Protection Program loan forgiveness	—	6,453	(6,453)	(100)%
Interest expense	(3,400)	(2,703)	(697)	(26)%
Total other income (expense)	(3,400)	3,750	(7,150)	(191)%
Loss before income taxes	(34,469)	(25,706)	(8,763)	(34)%
Income tax expense (benefit)	(44)	(4,468)	(4,424)	(99)%
Net loss	(34,425)	(21,238)	(13,187)	(62)%
Less: net income attributable to non-controlling interests	2,125	2,422	(297)	(12)%
Net loss attributable to SkyWater Technology, Inc.	$(36,550)	$(23,660)	$(12,890)	(54)%
Other Financial Data:
Adjusted EBITDA (2)	$(2,622)	$2,119	$(4,741)	(224)%
(1)The consolidated statements of operations are for the first nine months of 2022 and the first nine months of 2021. The first nine months of 2022 and 2021 each contained 39 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Revenue
Revenue was $52.3 million for the third quarter of 2022 compared to $35.0 million for the third quarter of 2021. The $17.3 million or 49% increase was primarily driven by the growth in Advanced Technology Services programs and improved pricing terms for Wafer Services. Revenue was $147.9 million for the nine months ended October 2, 2022 and $124.3 million for the nine months ended October 3, 2021. The $23.5 million or 19% increase was primarily driven by improved pricing and increased volume in Wafer Services and a new contract with a significant wafer services customer signed in the first quarter of 2022. As a result of this new contract, we recorded revenue of $10.0 million in the nine months ended October 2, 2022 to account for recognition of wafer services activities in process at the date the contract was signed.
The following table shows revenue by services type for the third quarters of 2022 and 2021 and the nine months ended October 2, 2022 and October 3, 2021:

	Third Quarter Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(in thousands)
Wafer Services	$17,154	$12,652	$56,284	$36,983
Advanced Technology Services	35,172	22,373	91,570	87,332
Total	$52,326	$35,025	$147,854	$124,315
The increase in Wafer Services revenue of $4.5 million or 36% for the third quarter of 2022 was driven primarily by more favorable pricing in Wafer Services and continued growth of the Wafer Services business as a result of adding more customers and programs. For the nine months ended October 2, 2022, Wafer Services revenue increased $19.3 million, or 52%, primarily as a result of more favorable pricing and increased volume and as well as a result of favorable contract terms finalized with our largest customer at the end of the first quarter of 2022, contributing $10.0 million in revenue during the nine months ended October 2, 2022.
The increase in Advanced Technology Services revenues of $12.8 million or 57% from the third quarter of 2021 to the third quarter of 2022 was primarily due to the overall growth in our Advanced Technology Services programs in the third quarter of 2022. For the nine months ended October 2, 2022, Advanced Technology Services revenues increased by $4.2 million or 5%, primarily due to the overall growth in our Advanced Technology Services programs in the nine months ended October 2, 2022.
Gross profit
Gross profit increased $10.1 million, or 553%, to $8.3 million for the third quarter of 2022, from $(1.8) million for the third quarter of 2021. The increase was primarily due to strong growth of Advanced Technology Services revenue, increased fab efficiency and execution of our cost reduction plan. For the nine months ended October 2, 2022, gross profit increased to $9.4 million from $9.1 million for the nine months ended October 3, 2021. The increase of $0.3 million was primarily attributable to strong growth of Advanced Technology Services revenue and increased fab efficiency.
Research and development
Research and development costs increased to $2.6 million for the third quarter of 2022, from $2.3 million for the third quarter of 2021. The increase of $0.3 million, or 15%, was primarily attributable to an increase in personnel expense, due to our continued investment in internal personnel and external engineering support. For the nine months ended October 2, 2022, research and development costs decreased to $7.2 million from $7.5 million for the nine months ended October 3, 2021. The decrease of $(0.3) million was primarily attributable to a decrease of $1.4 million in equity-based compensation expense, offset by an increase in personnel expense of $0.7 million as a result of our continued investment in internal personnel and an increase in software expense and maintenance of $0.4 million to support our platforms and Advanced Technology Services programs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $10.8 million for the third quarter of 2022, from $9.6 million for the third quarter of 2021. The increase of $1.2 million, or 12%, was primarily attributable to an increase of $1.2 million in personnel expense as a result of our continued investment in internal personnel and an increase of $0.8 million in insurance expense, as a result of the growth of the business and an increase in insurance coverage rates. These increases were offset by a decrease in equity based compensation of $1.0 million. For the nine months ended October 2, 2022, selling, general and administrative expenses decreased to $33.3 million from $33.6 million for the nine months ended July 4, 2021. The decrease of $0.3 million was primarily attributable to a decrease in equity-based compensation of $2.2 million, offset by increased administrative expenses of $1.7 million due to an increase in personnel expense and additional costs incurred as a result of becoming a public company.
Interest expense
Interest expense increased to $1.3 million for the third quarter of 2022 from $0.7 million for the third quarter of 2021. The increase of $0.6 million was primarily the result of increased amounts outstanding on the Revolver in 2022. For the nine months ended October 2, 2022, interest expense increased to $3.4 million from $2.7 million for the nine months ended October

3, 2021. The increase of $0.7 million was primarily the result of increased amounts outstanding on the Revolver in 2022 and an increase of approximately 2.0% in the weighted average interest rate for the Revolver from 2021 to 2022.
Income tax expense (benefit)
Income taxes decreased to $0.1 million expense for the third quarter of 2022, from a expense of $0.2 million for the third quarter of 2021. The effective income tax rate for the third quarter of 2022 was (1.4)%, compared to an effective income tax rate of (1.5)% for the third quarter of 2021.
Income taxes benefit decreased to $0.1 million benefit for the nine months ended October 2, 2022 from a $4.5 million benefit for the nine months ended October 3, 2021. The effective income tax rate for the nine months ended October 2, 2022 was 0.1%, compared to an effective income tax rate of 17.4% for the nine months ended October 3, 2021. The effective income tax rate applied to our pre-tax loss was lower for the third quarter of 2022 than our statutory tax rate of 21% primarily due to deferred tax asset valuation allowances. The income tax rate applied to our pre-tax loss was lower for the three and nine months ended October 3, 2021 than our statutory tax rate of 21% primarily due to the gain realized as a result of the proceeds received from the paycheck protection loan forgiveness program.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests decreased by $(0.5) million to $0.4 million for the third quarter of 2022 from $0.9 for the third quarter of 2021. For the nine months ended October 2, 2022, net income attributable to non-controlling interests decreased by $(0.3) million to $2.1 million from $2.4 for the nine months ended October 3, 2021. Net income attributable to non-controlling interests reflects the net income of the variable interest entity, or VIE, that we consolidate, representing the economic interest in the profits and losses of Oxbow Realty that the owners of our shareholders’ equity do not legally have rights or obligations to.
Adjusted EBITDA
Adjusted EBITDA increased $6.5 million, or 241%, to $3.8 million for the third quarter of 2022 from $(2.7) million for the third quarter of 2021. The increase in adjusted EBITDA for the third quarter of 2022 primarily reflects increased revenues as a result of the overall growth in our Advanced Technology Services programs in the third quarter of 2022 and more favorable pricing and increased volume in Wafer Services, partially offset by increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers and the requirements of being a public company. For the nine months ended October 2, 2022, Adjusted EBITDA decreased $4.7 million to $(2.6) million from $2.1 million for the nine months ended October 3, 2021, primarily as a result of increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers and the requirements of being a public company.
For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”
Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt to the Condensed Consolidated Financial Statements) and other sources of financing. Our current business plans indicate that we will require additional liquidity to continue our operations for the next 12 months from the issuance of the consolidated financial statements. In response to this, we have implemented a plan to reduce operating costs to improve cash flow, which includes a reduction in spending and a delayed increase in certain personnel, and may require us to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations. The Company also obtained a support letter from Oxbow, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these financial statements on November 9, 2022. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, available borrowings on our Revolver, cost reduction measures, and the support letter from an affiliate of our principal stockholder, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the consolidated financial statements.
Additionally, we could raise additional capital through the ATM Program (as defined below) and seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver, however we cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.
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
We had $9.3 million in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $18.1 million as of October 2, 2022. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 3, 2023.
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
Open Market Sale Agreement
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program (the "ATM Program") under which the Company may, from time to time, offer and sell up to $100.0 million in shares of the Company’s common stock. From the date of the Open Market Sale Agreement through October 2, 2022, the Company sold approximately 273,183 shares under the Open Market Sale Agreement at an average sale price of $9.92 per share, resulting in gross proceeds of approximately $2.7 million before deducting sales commissions and fees of approximately $0.1 million. The Company used the net proceeds of approximately $2.6 million to pay down its Revolver and fund its operations. See Note 8 “Shareholders' Equity” to the Condensed Consolidated Financial Statements for additional information regarding the Open Market Sale Agreement.
Capital Expenditures
On July 26, 2021, we announced that our Board of Directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase overall output by at least 40% and to enable accelerated revenue growth. The remainder is focused on expediting our entry into the gallium nitride, or GaN, market, a promising technology for electric vehicles, 5G and consumer electronics, among others due to its properties that enable higher charging efficiencies, smaller ship size, and lighter weight for many applications. We believe SkyWater can fill the need for a US-based 200 mm foundry to offer technology services for GaN-based solutions expanding the serviceable market for our technology-as-a-serviceSM model. The strategic capital investment is a multi-year strategy and we invested approximately $21.0 million during 2021 and the nine months ended October 2, 2022.
For the nine months of 2022, we spent approximately $11.7 million on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under our Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in 2022.
We have approximately $10 million of contractual commitments relating to various anticipated capital expenditures outstanding as of October 2, 2022 that we expect to be paid in the remainder of 2022, through either cash on hand or availability under our Revolver. On April 1, 2022, we commenced a finance lease for a nitrogen generator. The lease has a term of 15 years for total fixed payments of approximately $14 million.
Working Capital
Historically, we have depended on cash on hand, funds available under our Revolver and, more recently, net proceeds from sales of our common stock pursuant to the ATM Program, and in the future may depend on additional debt and equity financings, similar to our IPO, to finance our expansion strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot be certain that we will be able to obtain future debt or equity financings adequate for our cash requirements on commercially reasonable terms or at all.
As of October 2, 2022, we had available aggregate undrawn borrowing capacity of approximately $18 million under our Revolver. However, we must maintain availability under the Revolver of at least $15 million in order to not have to comply with the leverage ratio and fixed charge coverage ratio financial covenants contained in the Revolver with respect to the fiscal quarters ending on or prior to July 2, 2023. For the periods presented, our use of cash was primarily driven by our investing activities, and specifically by our investments in capital expenditures.
The following table sets forth general information derived from our condensed consolidated statement of cash flows for the first nine months of 2022 and 2021:

	Nine Months Ended
	October 2, 2022	October 3, 2021

	(in thousands)
Net cash used in operating activities	$(6,008)	$(37,241)
Net cash used in investing activities	$(11,725)	$(30,447)
Net cash provided by financing activities	$14,138	$68,710

Cash and Cash Equivalents
At October 2, 2022 and January 2, 2022, we had $9.3 million and $12.9 million of cash and cash equivalents, respectively, including cash of $0.0 million and $0.5 million, respectively, held by a variable interest entity that we consolidate.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, accounts payable, accrued expenses, and deferred revenue, all of which tend to be related and are affected by changes in the timing and volume of work performed and our increased expenditures as a public company. Net cash used in operating activities was $6.0 million during the first nine months of 2022, a decrease of $31.2 million from $37.2 million of cash used in operating activities during the first nine months of 2021. The decrease in cash provided by operating activities during the first nine months of 2022 was driven primarily by an increase in our costs as described in Gross profit above. Our operating cash flow was additionally impacted from the change in our working capital accounts. Deferred revenue decreased during the first nine months of 2022 as we recognized revenue from customers who funded our building expansion during 2020.
Investing Activities
Capital expenditures are a significant use of our capital resources. These investments are intended to enable revenue growth in new and expanding markets, help us meet product demand and increase our manufacturing efficiencies and capacity.
Net cash used in investing activities was $11.7 million during the first nine months of 2022, a decrease of $18.7 million from $30.4 million during the first nine months of 2021. The decrease in cash used during the first nine months of 2022 reflects decreased capital spending on property and equipment as we fully complete our foundry expansion project to increase manufacturing capacity at our Minnesota facility.
Financing Activities
Net cash provided by financing activities was $14.1 million during the first nine months of 2022, a decrease of $54.6 million from net cash provided by financing activities of $68.7 million during the first nine months of 2021. The decrease in net cash provided by financing activities during the first nine months of 2022 was primarily driven by the proceeds received from the issuance of common stock pursuant to the initial public offering which occurred in the second quarter of 2021. Partially offsetting this decrease was an increase in in net proceeds on our revolver, which amounted to $14.5 million during the first nine months of 2022 compared to net payments of $30.3 million during the first nine months of 2021. The decrease was additionally driven by a decrease in distributions to our VIE and partially offset from proceeds from our employee stock purchase plan, our long term incentive plan and the ATM Program.

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
On November 3, 2021, we entered into an amendment to the Revolver, effective as of October 1, 2021, to eliminate the requirement for us to comply with the leverage ratio financial covenant contained therein with respect to the fiscal quarters ending on or prior to July 2, 2023, so long as the remaining availability under the Revolver has equaled or exceeded $15 million. Certain financial covenants, including a fixed charge coverage ratio and leverage ratio, become applicable only if unused remaining availability falls below $15 million. As of October 2, 2022, we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months. The fixed charge coverage ratio financial covenant requires us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 on a rolling twelve-month basis. The fixed charge coverage ratio included in our credit agreement is defined as (A) earnings before interest, taxes, depreciation and amortization (“EBITDA”), less unfinanced capital expenditures, divided by (B) fixed charges, which are generally defined as cash interest and income taxes, scheduled principal payments on loans and contingent consideration arrangements, and restricted payments such as dividends. EBITDA, as defined, includes adjustments for such items as unusual gains or losses, equity-based compensation and management fees, as well as other adjustments. The leverage ratio financial covenant requires us to maintain a leverage ratio of no greater than 3.0 to 1.0 on a rolling twelve-month basis measured quarterly. The leverage ratio included in our credit agreement is defined as our funded indebtedness as of the measurement date divided by our EBITDA for the twelve-month period as of the measurement date.
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
Revenue is recognized either over time as work progresses using an output measure or at a point-in-time, depending upon contract-specific terms and the pattern of transfer of control of the product or service to the customer. Due to the nature of our contracts, there can be judgement involved in determining the performance obligations that are included in the related contract. We analyze each contract to conclude what enforceable rights and obligations exist between us and our customers. In doing so, we determine our unit of account by identifying the promises within the contract that are both (1) considered to be distinct and (2) distinct within the context of each contract
Revenue Recognition of New Advanced Technology Services Contract
Revenue on fixed price contracts is recognized either over time as work progresses using the input or output method based upon which method we believe represents the best indication of the overall progress toward satisfying our performance obligation. Over time revenue recognition using the output method relies on surveys of performance completed to date to satisfy our performance obligation. This can require judgment to determine the related measure of progress that will be assigned to the respective contract. Over time revenue recognition using the input method, is based on costs incurred to date on performance obligations compared to estimated total cost required to complete the performance obligation as of the reporting date. We measure progress on these performance obligations by comparing total costs incurred to-date to the total estimated costs for the performance obligation, and record that proportion of the total performance obligation transaction price as revenue in the period. Costs include labor, manufacturing costs, materials and other direct costs related to the customer contract. During the third quarter of 2022, we signed new contracts with a significant Advanced Technology Services customer that we are recording revenue based upon the input method using a cost-based measure of progress. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations. The estimation of total costs for the performance obligation can require significant judgment and any adjustment to estimated total cost may have an impact on proportion of progress achieved resulting in a cumulative catch-up of revenue.
Revenue Recognition of New Wafer Services Contract
In March 2022, we signed a new contract with a significant wafer services customer. Under the contract, orders are non-cancellable and we have an enforceable right to complete the orders and to payment for any finished or in-process wafers plus a reasonable margin. The wafers produced for that customer are highly customized and have no alternative use to us. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers beginning in March 2022. The contract terms and pricing is applicable to all in-process and future wafer. We recorded revenue of $9,999 for the nine months ended October 2, 2022 to account for recognition of wafer services activities in process at the date the contract was signed. Additionally, this change in the timing of revenue recognition reduced our work-in-process inventory and increased our unbilled receivables (contract assets) and cost of revenue. Under the previous contract with the significant customer, we were recognizing revenue at a point-in-time under a bill and hold arrangement as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2022.
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

	Third Quarter Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(6,939)	$(13,870)	$(36,550)	$(23,660)
Interest expense	1,331	733	3,400	2,703
Income tax (benefit) expense	87	194	(44)	(4,468)
Depreciation and amortization	7,083	6,964	20,740	20,300
EBITDA	1,562	(5,979)	(12,454)	(5,125)
Paycheck Protection Program loan forgiveness	—	—	—	(6,453)
Corporate conversion and initial public offering related costs	—	208	—	1,729
SkyWater Florida start-up costs (1)	114	434	674	938
Management transition expense	—	—	—	435
Fair value changes in contingent consideration (2)	—	(1,670)	—	(2,556)
Equity-based compensation (3)	1,699	3,394	7,033	10,397
Management fees (4)	—	—	—	332
Net income attributable to non-controlling interests (5)	440	907	2,125	2,422
Adjusted EBITDA	$3,815	$(2,706)	$(2,622)	$2,119
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 2, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 2, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As disclosed in Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended January 2, 2022, we previously identified material weaknesses in our internal control over financial reporting. As of October 2, 2022, we have material weaknesses in components of the COSO framework, including the control environment and risk assessment due to our limited accounting and finance resources, which resulted in inappropriate preparation, review and maintenance of documentation and information that is critical to the design and consistent execution and monitoring of internal controls. We did not sufficiently design, implement, and maintain control activities related to the recording of revenue to sufficiently assess the obligations for proper accounting, review of the completion of performance obligations and recognition of revenue. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
In the second quarter of 2022, we completed the design of the internal controls in the financial reporting and revenue accounting areas. In the third quarter of 2022, we continued to execute our remediation plan and have implemented and documented policies, procedures, and internal controls over the financial reporting and revenue accounting areas. In addition, initial testing was completed in the third quarter of 2022, utilizing a third party expert, and we continue to remediate the deficiencies that were detected in this initial testing.
While we believe that these efforts have improved our internal control over financial reporting and revenue, our remediated controls will require the further testing of the operating effectiveness over a sustained period of time to conclude they are remediated.
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
Changes in Internal Control Over Financial Reporting
Other than completion of the design of the internal controls in the financial reporting and revenue accounting areas, the creation of the additional roles within the financial reporting group, the implementation and documentation of policies, procedures and internal controls over the financial reporting and revenue accounting areas and the initial testing and remediation efforts performed, as discussed above, there was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factor
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” our Annual Report on Form 10-K for the year ended January 2, 2022. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2022., except for the risk factors set forth below.

We may need to raise additional capital or financing to continue to execute and expand our business.

We may need to raise additional capital to expand or if positive cash flow is not achieved and maintained. As of October 2, 2022, our available cash balance, not including cash held by a variable interest entity that we consolidate, was $9.3 million. We may be required to pursue sources of additional capital through various means, including joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, and debt or equity financings, including sales of our common stock under the ATM Program. If we raise additional equity or securities convertible or exchangeable for our equity, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Newly-issued securities may include preferences, superior voting rights and the issuance of warrants or other convertible securities that could have additional dilutive effects. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, we may have to relinquish valuable rights to our technologies or other assets, or grant licenses on terms unfavorable to us. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which could adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings.

In addition, our ability to execute our operating strategy is dependent on our ability to maintain liquidity and access capital through our Revolver and other sources of financing. Our current business plans indicate that we will require additional liquidity to continue our operations for the next 12 months from the date of the issuance of the consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2022 (the “Q3 10-Q”). In response to this, we have implemented a plan to reduce operating costs to improve cash flow, which includes a reduction in spending and a delayed increase in certain personnel, and may require us to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations. Additionally, we could raise additional capital through the ATM Program and seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver, however we cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we can provide no assurance that we will be successful with such actions or that such actions will not materially and adversely impact our business, results of operations or financial condition. If we are not successful with such actions, our liquidity, business, results of operations and financial condition could be materially and adversely impacted. We have also obtained a support letter from Oxbow, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable the company to meet its obligations as they become due. Pursuant to the support letter, such funding would be in the form of a loan or equity investment. However, if such funding is required and Oxbow does not provide additional funding to us, our liquidity, business, results of operations and financial condition could be materially and adversely impacted.

We believe our expected results of operations, cash and cash equivalents on hand, available borrowings from our Revolver, cost reduction measures and the support letter from Oxbow, as needed, will provide sufficient liquidity to fund our operations for the next 12 months from the date of issuance of the consolidated financial statements in our Q3 10-Q; however, we may need to seek additional financing and cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly, which could materially and adversely impact our business, results of operations and financial condition.

Our indebtedness could adversely affect our cash flows and limit our flexibility to raise additional capital.

We have a significant amount of indebtedness and may need to incur additional debt to support our growth. As of October 2, 2022, our indebtedness totaled $77.8 million, consisting of $40.7 million under our Revolver currently with an interest rate of 5.6%, subject to adjustment in accordance with the terms of the Revolver, and a $37.1 million financing from the sale of the land and building representing our corporate headquarters in Minnesota (the “Financing”). Under our Revolver, we can elect the base rate (greatest of the federal funds rate plus 0.5%, LIBOR for a one-month period plus 1%, or the institution’s prime rate) or LIBOR for a period of one, two, three or six months as selected by us, plus a margin depending on the amount of borrowings outstanding. We will also pay a commitment fee equal to 0.25% to 0.375% of the average commitment not utilized, depending on the amount not utilized. Recent increases in interest rates have increased our borrowing costs under the Revolver and continued increases in interest rates will increase the cost of servicing our outstanding indebtedness, refinancing our outstanding indebtedness and increase the cost of any new indebtedness. In addition, LIBOR is being phased out with many uncertainties regarding the transition from LIBOR and we cannot predict what the impact of any such replacement rate would be to our interest expense and other financing costs.

Under the terms of the Financing, we entered into an agreement to lease the land and building for our corporate headquarters from Oxbow Realty, LLC, an affiliate of our principal stockholder, for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting additional rent, including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease.

Our substantial amount of debt could have important consequences, and could:

•require us to dedicate a substantial portion of our cash and cash equivalents to make interest, rent and principal payments, reducing the availability of our cash and cash equivalents and cash flow from operations to fund future capital expenditures, working capital, execution of our strategy and other general corporate requirements;
•increase our cost of borrowing and limit our ability to access additional debt to fund future growth;
•increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;
•limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a disadvantage compared with our competitors; and
•limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business.

The occurrence of any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.
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

10.1
Open Market Sale Agreement between SkyWater Technology, Inc. and Jefferies LLC, dated September 2, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2022)

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

SkyWater Technology, Inc.

Date: November 9, 2022	By:	/s/ Thomas Sonderman
Thomas Sonderman President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)