Form 10-K
period 2023-01-01
SkyWater Technology, Inc
filed 2023-03-15
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock of the registrant held by non-affiliates as of July 1, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the Nasdaq Stock Market on such date of $5.94, was approximately $62.4 million.
On March 10, 2023, there were 43,905,745 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 1, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K.

SkyWater Technology, Inc.

EXPLANATORY NOTE

On April 14, 2021, CMI Acquisition, LLC, a Delaware limited liability company, converted into SkyWater Technology, Inc., a Delaware corporation, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Conversion and Initial Public Offering.” As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “SkyWater,” “we,” “us,” or “our” refer to CMI Acquisition, LLC, a Delaware limited liability company, and its subsidiaries for periods ending immediately before the completion of our corporate conversion and to SkyWater Technology, Inc., a Delaware corporation, and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter.

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
•the level and timing of U.S. government program funding;
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
•If either of our semiconductor foundries is damaged or becomes inoperable, we will be unable to develop or produce wafers in a timely manner, if at all, and our business would be materially adversely affected.
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
•We currently have limited or no redundancy in certain of our manufacturing tooling and infrastructure equipment, and we may lose revenue and be unable to maintain our customer relationships if we lose our production capacity.
•A significant portion of our sales comes from three customers, the loss of which would adversely affect our financial results.
•We may not be able to successfully diversify our customer base and penetrate new markets, which would negatively impact our growth strategy.
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
•The costs incurred by us to provide development services and manufacture our wafers may be higher than anticipated, which could hurt our ability to earn a profit.
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
•Certain of our purchase orders are cancellable until shortly before the start of production, and our lack of significant backlog makes it difficult for us to forecast our revenues and margins in future periods and may cause actual revenue and results to fall short of expectations.
•We may manufacture wafers based on forecasted demand, and if our forecasted demand exceeds actual demand, we may accumulate obsolete inventory, which may have a negative impact on our financial results.
•The ongoing COVID-19 pandemic has adversely affected and could continue to adversely affect our business, results of operations and financial condition.
•Earthquakes, fires, power outages, floods, terrorist attacks, wars, public health issues and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, results of operations or financial condition.
•Our operating results may prove unpredictable, which could negatively affect our profit.
•As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
•Failure to meet environmental, social and governance (“ESG”) expectations or standards could adversely affect our business, results of operations, financial condition, and stock price.
•We may need to raise additional capital or financing to continue to execute and expand our business.
•Our indebtedness could adversely affect our cash flows and limit our flexibility to raise additional capital.
•Our Loan Agreement (as defined below) contains restrictive covenants that may impair our ability to conduct business.

•We are a party to several significant U.S. Government ("USG") contracts, which are subject to unique risks.
•Changes to U.S. Department of Defense ("DoD") business practices could have a material effect on the DoD’s procurement process and adversely impact our current programs and potential new awards.
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
•We have elected to take advantage of the controlled company exemption phase-in periods from certain corporate governance requirements, which could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
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

PART I

ITEM 1.    BUSINESS

Overview
We are a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facilities, or fabs, in Bloomington, Minnesota and Kissimmee, Florida. In our technology as a service model, we leverage a strong foundation of proprietary technology to co-develop process technology intellectual property ("IP") with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, we believe our status as a publicly-traded, U.S.-based, pure-play technology foundry with Defense Microelectronics Activity, or DMEA, Category 1A accreditation from the DoD positions us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and easy access to a U.S. domestic supply chain.
We primarily focus on serving diversified, high-growth, end users in numerous vertical markets, including (1) advanced computation, (2) aerospace and defense, or A&D, (3) automotive and transportation, (4) bio-health, (5) consumer and (6) industrial/internet of things, or IoT. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our Advanced Technology Services, we specialize in co-creating with our customers advanced solutions that directly serve our end markets, such as superconducting ICs for quantum computing and sensing, integrated photonics, carbon nanotube technologies, or CNTs, microelectromechanical systems, or MEMS, technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our Advanced Technology Services and Wafer Services customers include Infineon, D-Wave, L3Harris, and Leonardo DRS.
Before we began independent operations, our Minnesota fab was owned and operated by Cypress Semiconductor Corporation, or Cypress, as a captive manufacturing facility for 26 years. We have leveraged the Cypress system, manufacturing technology and process development capabilities to advance our product offerings. We became an independent company in March 2017 when we were acquired by Oxbow Industries, LLC, or Oxbow, as part of a divestiture from Cypress. Our multi-year foundry services agreement with Cypress, which ended in June 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base initially transferred by Cypress. Cypress was acquired in April 2020 by Infineon Technologies AG, or Infineon.
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
Analog and mixed-signal semiconductors as well as derivative and adjacent technologies, such as rad-hard, discrete power devices, carbon nanotubes and microelectronics, such as superconducting, photonics, and MEMS, require higher levels of customizable functionality and performance than digital devices do. Since these analog and mixed-signal devices are produced in lower volumes than digital devices, traditional digital high-volume foundries have been generally unwilling to commit engineering resources to the processes and technologies necessary to innovate beyond their standard process offerings. This has resulted in significant unmet need at a time when demand for these specialty ICs continues to grow due to demand from the A&D, automotive and transportation, advanced computation, bio-health, consumer and industrial/IoT applications.
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
Our Business
We offer a unique, pure-play technology foundry model through Technology-as-a-Service, or TaaS (see following figure), providing innovation to our customers through Advanced Technology Services and 200 mm volume wafer manufacturing capabilities through Wafer Services. By having both services in one operation, we believe we are well-positioned to take advantage of the market opportunity in our end-market industries, build key market relationships as technology develops, and produce those technologies at scale as adoption expands. One advantage of our combined offering is our ability to develop a technology inside a production environment that stabilizes the production line with extensive controls managed by the operations and maintenance teams. These tools and process technology are exercised by the baseline production business, which enables quick cycles of learning and reproducible results. Furthermore, once a technology is developed inside this production environment, the ramp to commercial production is expeditious as it is unimpeded by the transfer to an outside production facility that typically follows development inside a prototyping facility. Our combined business model also takes advantage of amortizing costs of the production facility across the entire business, which allows us to have access to production-grade tooling and systems without significant capital and operating costs.

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
Wafer Services
We offer semiconductor manufacturing services for a wide variety of silicon-based analog and mixed-signal, power discrete, MEMS and rad-hard ICs. It is our opinion that our focus on the differentiated analog and mixed-signal complementary metal-oxide-semiconductor, or CMOS, space supports long product life-cycles and requirements that value performance over cost efficiencies. We also have strong design enablement capabilities that provide customers with the ability to leverage our IP portfolio. We target customers that are underserved by larger foundries and are looking for a foundry partner that can offer the process customization or operational services and flexibility that they need but do not have the buying power to negotiate elsewhere.
In our Wafer Services category for mixed-signal technologies, the base design IP portfolio for S130 and S90 technologies originating from Cypress was licensed via a technology license agreement in 2017. As our technology platforms evolve, we are making investments in process design kit, or PDK, development with industry partners and expanding partnership with critical electronic design automation suppliers alongside emerging relationships with design service and IP suppliers to create and maintain the IP required over the next several years to enable continued customer success.
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

Our Competitive Strengths
We believe we are a leader in technology innovation services, and believe that we have significant points of differentiation that will enable us to continue to succeed in the pure-play technology foundry industry. Our core strengths include the following:
•Our status as a publicly-traded, U.S.-based pure-play technology foundry partner with DMEA Category 1A accreditation from the DoD. This status provides us with a strong position to service the aerospace and defense market. Our current and potential aerospace and defense customers are required to comply with a range of information security protocols for protecting sensitive device intellectual property with national security implications. The DoD established the Trusted Foundry Program in 2007 to provide secure access to leading-edge semiconductor technology and to ensure a trusted microelectronics supply chain for sensitive government programs with national security interests. As of January 1, 2023, there were 81 suppliers designated as “Trusted” under this program by the USG. Of those suppliers, we are one of only sixteen foundry companies that have DMEA Trusted Category 1A accreditation through the DoD. In addition, there are other end markets, such as automotive and medical, that value working with a supplier operating within the United States, which offers a high level of protection for IP rights, or that value the convenience and branding advantage of services and products made in the United States.
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
Our Growth Strategy
We intend to become a prominent U.S.-based pure-play technology foundry by leveraging our core competencies in specialty process development and advanced manufacturing, while expanding our customer base and presence in high-margin end markets. To achieve this goal, we intend to pursue the following key strategies:
•Diversify our customer base, grow our presence in existing markets, and expand into new end markets. Our Trusted Foundry designation, various industry accreditations and broad range of capabilities and services have established our presence in high-growth specialty applications. We have reduced our revenue concentration from Infineon to approximately 28% of our revenues for the year ended January 1, 2023 from approximately 100% of our revenues from the period of acquisition to July 1, 2017. We intend to continue to build upon our success in the advanced computation, A&D, automotive and transportation, bio-health, consumer and industrial/IoT markets while expanding into new markets over time. Our technology foundry services, coupled with our Trusted Foundry designation and various industry accreditations, offer unique value to our customers that we plan to leverage as we expand our presence across both current and new end markets.
•Leverage our Trusted Foundry status and find USG investments to add to our capabilities and expand our markets. We are one of only sixteen companies that have DMEA Category 1A Trusted Foundry accreditation through the DoD. We believe most foundries are not positioned to deeply partner with the USG because of the Trusted Foundry’s security requirements, stringent government contract provisions and small lot manufacturing typical of government contracts. We have extensive experience working with highly-sensitive government projects that enable new capabilities and subsequently re-applying those capabilities to expand our market. In 2018, the Defense Advanced Research Projects Agency, or DARPA, awarded the largest contract in the agency’s Electronics Resurgence Initiative, or ERI, program to a team consisting of SkyWater, MIT and Stanford University, for the 3DSoC program. We will continue to evaluate these government opportunities as the USG invests to regain global technology leadership in the semiconductor industry by optimizing and securing its IC manufacturing supply chain.
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
•Expand in the rad-hard market. There are increasing uses for various radiation-hardened applications across multiple industries. In September 2019, we received a DoD contract for up to $170 million and in August 2022, we received a phase II contract for up to an additional $99 million to build a next-generation rad-hard chip manufacturing capability. We believe our fab’s lower capital requirements will provide an attractive opportunity for future projects of this nature.
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
•Expand our capabilities and capacity leveraging the CHIPS and Science Act. On August 9, 2022, President Biden signed into law the Creating Helpful Incentives to Produce Semiconductors, or CHIPS, and Science Act, which provides $52 billion in incentives for U.S. semiconductor manufacturing, funding for research, and up to 25% in refundable tax credits for semiconductor equipment and upgrades to manufacturing facilities. The stated goal of this legislation is to increase domestic semiconductor production, reinvigorate semiconductor research, and expand the semiconductor workforce, all with a focus on improving economic and national security. We believe SkyWater is well-positioned to take advantage of this landmark legislation, across both our Advanced Technology Services and Wafer Services business lines, because of our demonstrated business model of serving defense and commercial markets across development and production parts of the technology lifecycle. In July 2022, we announced our plans to build a production and research and development facility in West Lafayette, Indiana through a public-private partnership with the State of Indiana and Purdue University. In addition, we are considering site expansions of our existing facilities in Minnesota and Florida.
Our Customers
We serve a diverse array of customers, ranging from designers producing near-commodity volume chips to those requiring highly-specialized, next-wave technology solutions. Infineon accounted for 28% and 25% of our revenue for the years ended January 1, 2023 and January 2, 2022, respectively. Two customers, other than Infineon, represented 20% and 11% of our revenue for the year ended January 1, 2023. One customer, other than Infineon, represented 24% of our revenue for the year ended January 2, 2022.

Our Platform Technologies
We deliver our Advanced Technology Services and Wafer Services through a wide range of proprietary platform process technologies that are targeted to multiple markets. The table below summarizes the platform technologies and the corresponding target markets.

Analog and Mixed-Signal Based Technologies

Our S90 (90 nm gate length), S130 (130 nm) and CMOS process flows (greater than 130 nm) are the foundation of our business. These process flows have collectively produced a multitude of devices at our fab for products across a range of applications including IoT, memory, automotive, consumer wearables, and vision systems. Our process technology enables application specific integrated circuit, or ASIC, designers to produce a wide range of system-on-chip devices, or SoCs, with embedded memory. Further, we possess unique IP technology acquired from Cypress, which is anticipated to drive additional demand with IoT customers. With the deployment of 5G networks, we expect an increase in IoT devices leveraging 5G for smart sensors and connectivity applications with low power device capabilities. We offer a set of solutions for these applications with an ideal mix of digital and analog performance and a mature field of portable IP.

Rad-Hard CMOS
Our rad-hard technology is used extensively in microelectronics and mission-critical applications across aerospace & defense and bio-health end markets. We have a long legacy of supporting rad-hard CMOS. In 2019, we were awarded rad-hard program by the DoD of up to $170 million and, in 2022, we were awarded up to $99 million in additional funding to fund a facility expansion to house and develop a new 90 nm radiation hardened by process (RHBP) mixed-signal CMOS process that is expected to be qualified for production in early 2025. This new process technology, which is forecasted to double the performance of devices, is expected to become the most advanced strategic RHBP foundry in the United States. Furthermore, this RH90 platform uses the already- proven 90 nm fully depleted silicon-on insulator, or FDSOI, frontend process licensed from MIT-Lincoln Laboratory, where the FDSOI architecture provides improved radiation tolerance, higher transistor speed, and lower power operation. This contract also includes an option for the DoD to fund enhancements and extensions to this technology.

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
Our foundational mixed-signal CMOS platforms and developing copper interconnect capability align well with various requirements for passive and active solutions. Our approach confers cost, yield and IP reuse benefits that combine with recent advances in interposer interconnect standards that lower the cost and improve the speed of interconnected signals routed through the interposer as well as increase the level of security. Our Florida facility adds unique interposer technology licensed from IMEC and we expect it to also accelerate our roadmaps for other key technologies in this category including hybrid bonding, fan-out wafer level packaging (FOWLP) and assembly/test. In October 2021, we announced a license and transfer agreement with Deca Technologies to establish our Florida site as the onshore source for Deca’s second generation M-SeriesTM FOWLP technology.
In May 2022, we announced a licensing agreement with Xperi (now Adeia) for their state of the art ZiBond® wafer bonding and DBI® hybrid wafer bonding technologies, establishing a key assembly technology for our heterogeneous integration strategy
Heterogeneous integration technologies are gaining traction in the advanced computing field to combine chips produced with different process technologies in order to achieve improved performance at the system level with attractive economics. This methodology requires integration of disparate devices using various wafer level and 2.5D and 3D integration and packaging concepts, which in turn requires new manufacturing flows and corresponding business offerings.
Superconducting
Since our initial partnership with D-Wave in 2013, we have been a leading superconducting process flow developer. We have expanded our customer base in this market to include numerous other companies as they develop their own proprietary superconducting technologies for both quantum computing, quantum sensing Qubits and supercomputing applications. For example, in order to address non-traditional architectures required by quantum computing, D-Wave’s device team co-created superconducting qubits based on new materials, new devices and new architecture in order to develop efficiently, enable manufacturing and maintain confidence that their IP remains highly-competitive. D-Wave is now a leader in quantum computing hardware and cloud services and formed a partnership with Amazon Web Services in 2020 for cloud quantum computing services. We also support customers developing superconducting microelectronics for non-quantum devices for supercomputing applications where the use of zero-resistance architectures can significantly reduce the staggering amount of energy consumption used by today’s supercomputers and data centers.

3DSoC & Carbon Nanotube Transistors
In 2018, DARPA awarded the largest contract in the agency’s ERI program to a team consisting of us, MIT and Stanford University, for the 3DSoC program. The ERI funding program is focused on restoring U.S. leadership in semiconductor manufacturing technologies.
The 3DSoC initiative was focused on transitioning technology concepts demonstrated at MIT into a commercial foundry environment at SkyWater and create a multilayer stackup of logic and memory that is interconnected with fine-pitch vias that are only possible with monolithic fabrication. This combination of technologies, which tightly integrates memory with digital logic, is predicted to overcome the performance “memory wall” which is currently slowing device performance gains. The technology has disruptive potential due to facilitating leading-edge computing performance at a fraction of leading-edge costs, along with improved power and performance.
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
MEMS
We have supported MEMS fabrication since 2013 for microfluidic applications for DNA sequencing applications and have co-developed a process flow for a highly sensitive infrared imager. The infrared imager was so well-received that many subsequent USG-funded and customer-funded enhancements have pushed the performance of infrared imaging performance to even higher levels. In 2020, we added deep-trench etching capability which enables us to serve a variety of MEMS customers. This expansion has yielded new opportunities for revenue growth by allowing us to address a new market.
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
Raw materials. As a manufacturer of high precision products, we maintain critical supplier relationships to ensure high quality starting materials are available to be used in our processing activities. These raw materials include silicon wafers, high-purity compressed gases, high-purity metals for film deposition processes, high-purity acid, base, and cleaning solutions for various wet processing steps, and semiconductor grade photoresist and developer for photolithography. Our principal suppliers for these materials are:
•Globalwafers Co. LTD. (silicon wafers)
•SEH America Inc, subsidiary of Shin-Etsu Handotai, Ltd. (silicon wafers)
•Honeywell Electronic Materials, Inc. (metal sputtering targets)
•Linde, Inc. (bulk and specialty gases)

•Airgas USA LLC (specialty gases)
•EMD Performance Materials Corp (Versum) (specialty chemicals and gases)
•CMC Chemicals, Inc. (a subsidiary of Entegris) (process and chemical mechanical polishing chemicals)
•Rohm and Haas EM LLC (a subsidiary of DuPont) (photoresist)
•JSR Micro Inc. (photoresist)
•Tokyo Ohka Kogyo America, Inc. (photoresist)
•Moses Lake Industries Inc. (developer)
Certifications. We maintain several quality certifications, including industry-specific certifications required to supply products into safety-sensitive applications. These certifications require extensive information system handling audits to verify business processes ensuring best practices are followed to enable devices to be manufactured at low defect levels and with traceability to ensure individual die can be traced from foundry manufacturing process steps through their life in their real-life use cases. Our current certifications for our Minnesota facility include the following:
•ISO 9001:2015
•IATF 16949:2016 (Automotive)
•ISO 14001:2015
•RoHS Directive 2011/2015
•ISO 13485 (Medical)
•ISO9100 (Aviation, Space & Defense)
Our SkyWater Florida facility has also achieved IS09001:2015 certification and we are working on expanding the certifications to meet additional customer requirements.
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
In the aerospace and defense foundry market, our competition includes fabs which partner with major U.S. defense contractors. While these fabs will continue to serve the critical, but often boutique, needs of the USG, we expect the USG and defense community to gradually shift to more economical routes to serve their mission. Other competition in this market includes U.S.-based commercial IDMs and foundries, such as ON Semiconductor Corporation, Tower Semiconductor Manufacturing Company and Global Foundries Inc. Other competitors for technology services may include prototype fabs/labs such as MIT Lincoln Labs, IMEC, Fraunhofer, and CEA-Leti.
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

Sales and Marketing
Sales. Our sales processes are driven by the typical electronic system design cycle and follow standard project phases including scoping, prototyping, evaluation and qualification, and production. Variations of this cycle are common as unique customer purchasing cycles exist in different engagements across government programs and public versus private company customer types. The multi-phase purchase process results in sales cycles ranging from several months to more than a year from initial contact to volume production. In addition, for Advanced Technology Services sales engagements of next-wave technologies, close relationships are built while serving our unique Advanced Technology Services due to close collaboration between technical teams as well as business leaders in order to monitor progress and drive engagements forward. Customer relationships are important due to the long sales cycles. Our sales and business development staff members possess significant technical competence and well-developed interpersonal skills to win and maintain customer relationships. This differentiates our front-end business organization from conventional foundries. Our highly technical staff members serve in customer-facing roles early and often in engagements in order to communicate the value of these services during a customer’s decision process.
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
We have also made significant investments in research and development for our platform. Our research and development activities seek to upgrade and improve our manufacturing technologies and processes. A substantial portion of our research and development activities are undertaken in cooperation with our customers and equipment vendors. Due to the rapid changes in technology that characterize the semiconductor industry, effective research and development is essential to our success. We plan to continue to invest significantly in research and development activities in order to develop advanced process technologies for new applications. Our research and development expenses were approximately $9.4 million, $8.7 million, and $4.2 million, for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

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
Our facilities are currently pursuing ISO45001 certification, which recognizes compliance with international occupational health and safety standards that provide guidance on how to achieve an effective health and safety management system. The health and safety standard management system assists in evaluating compliance status with all applicable health and safety laws and regulations as well as establishing preventative and control measures. We believe we are currently in compliance with all applicable health and safety laws and regulations.
Our goal in implementing ISO45001, ISO 14001, ISO 9001 and TS16949 systems is to continually improve our environmental, health, safety and quality management systems. We are committed to environmental, social and governance best practices with a company-wide focus on sustainability through diverse initiatives and activities.

Human Capital Resources
As of January 1, 2023, we had 706 employees. All employees reside in the United States of America.
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

Risks Relating to Our Business and Our Industry
If either of our semiconductor foundries is damaged or becomes inoperable, we will be unable to develop or produce wafers in a timely manner, if at all, and our business would be materially adversely affected.
We currently perform our manufacturing and design services at our foundry facilities in Bloomington, Minnesota and Kissimmee, Florida. Our foundry operations and the equipment we use to manufacture wafers would be costly to replace and could require substantial lead time to repair or replace. Our foundry facilities or equipment may be harmed or rendered inoperable by physical damage from fire, floods, tornadoes, hurricanes, power loss, telecommunications or mechanical failures, break-ins and similar events, which may render it difficult or impossible for us to produce or test products for a considerable period of time. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our foundries, cleanup costs, liability for damages or injuries, and legal, repair and reconstruction expenses, which would harm our results of operations and financial condition. In addition, because any substitute facility must hold any required licensures or certifications, we may be limited in our ability to rely on a third-party to perform interim design and manufacturing services or testing processes. We cannot provide any assurance that we would be able to find another semiconductor foundry that is capable or willing to design and produce wafers in compliance with applicable specifications, or that such a substitute foundry would be willing to produce wafers for us on commercially reasonable terms. A substitute foundry may not have rights to intellectual property of others that is necessary to design, manufacture, and test products for us, and we may not be permitted to extend our license rights to a substitute foundry. Any unexpected constraints on our foundries' ability to design, manufacture or test products could result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future, all of which would materially adversely affect our business.
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
The industry in which we operate is subject to rapid technological change, industry standards and technological obsolescence. Our future success will depend on our ability to appropriately respond to changing technologies, including significant developments in wafer production, and changes in function of products and quality on a timely and cost-effective basis. If we adopt products and technologies that are not attractive to customers, we may not be successful in capturing or retaining our share of the market. If we fail to adopt new or enhanced technologies or processes, we could experience product obsolescence, loss of competitiveness of our products, decreased revenue and a loss of market share to competitors. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our and our customers’ adoption of such products or technologies may adversely affect our revenues, profitability and business.
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
We currently have limited or no redundancy in certain of our manufacturing tooling and infrastructure equipment, and we may lose revenue and be unable to maintain our customer relationships if we lose our production capacity.
If our foundries become incapable of manufacturing products for any reason, including as a result of manufacturing tooling or infrastructure equipment failure, we may be unable to meet production requirements, lose revenue and not be able to maintain our relationships with our customers. Without full production capacity at our foundries, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at these facilities or develop one or more alternative manufacturing facilities. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.
A significant portion of our sales comes from three customers, the loss of which would adversely affect our financial results.
Infineon Technologies AG, or Infineon (formerly Cypress Semiconductor) accounted for 28% and 25% of our revenue for the years ended January 1, 2023 and January 2, 2022, respectively. Two customers, other than Infineon, represented 20% and 11% of our revenue for the year ended January 1, 2023 and one customer, other than Infineon, represented 24% of our revenue for the year ended January 2, 2022. If we were to lose any of these key customers or experience a significant decrease in volume or sales prices, our financial results would be adversely affected. We currently sell to a relatively small number of customers in total, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future. We cannot be certain that these customers will generate significant revenue for us in the future or if these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue. In addition, the loss or reduction in volume or sales price, whether due to their insolvency, or their unwillingness or inability to perform their obligations under their respective relationships with us, or if we are unable to renew or engage with them in commercially reasonable terms, or attract new customers to replace such lost business, may materially negatively impact our overall business. This is exacerbated by our current manufacturing constraints which limit our ability to sell to other customers. In addition, our business is affected by competition in the markets for the end products that our customers sell, and any decline in their business could harm our business and cause our revenue to decline.

We may not be able to successfully diversify our customer base and penetrate new markets, which would negatively impact our growth strategy.
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
The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions and other unpredictable factors. In 2021 and 2022, we experienced supply chain disruptions and increases in the prices for substrates, chemicals and spare parts. In the event that these or other raw materials we acquire from third parties further increase in price, we will be required to further increase the prices we charge our customers, which could result in decreased sales, or we may not be permitted under our customer agreements to increase the cost to our customers, which could result in a loss or in decreased profits. Customers also may seek alternative sources of raw materials for comparable products. In the event we are unable to procure the necessary raw materials, we may not be able to operate our foundry at capacity or at all. If either of these events occur, our business and operations may be materially harmed.
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
The costs incurred by us to provide development services and manufacture our wafers may be higher than anticipated, which could hurt our ability to earn a profit.
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
In addition, from time to time, governments may provide subsidies or make other investments that could further magnify the competitive advantages to our competitors with longer operating histories, greater name recognition and access to larger customer bases. For example, as discussed above, in August 2022, the U.S. enacted the CHIPS and Science Act, which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. Many of our competitors will benefit from the investments, which will help increase their production capacity, shorten their lead time and gain market share. These competitive pressures could distort the market space in which we operated and materially and adversely affect our business, financial condition and results of operations.

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
The further tightening of monetary policy in the United States, prolonged turmoil in the financial markets and a further weakened global economy, including a recession, may contribute to slowdowns in the semiconductor industry. The market for the installation of wafers depends largely on commercial, customer and government capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to delay, cancel or refrain from placing orders, which may reduce our sales. Difficulties in obtaining capital or further deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing. Further, these conditions and uncertainty about future economic conditions may make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations may be materially and adversely affected.
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
Certain of our purchase orders are cancellable until shortly before the start of production, and our lack of significant backlog makes it difficult for us to forecast our revenues and margins in future periods and may cause actual revenue and results to fall short of expectations.
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

The ongoing COVID-19 pandemic has adversely affected and could continue to adversely affect our business, results of operations and financial condition.
The ongoing COVID-19 pandemic has led to significant disruption of normal business operations globally, which has given rise to significant volatility in the global capital markets and financial system and caused a decline in consumer and business confidence. As a result of COVID-19, our customers have or may in the future reduce their planned research and development expenditures with us, negatively affecting our revenues. Ultimately, the extent of the adverse impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition will depend on, among other matters, the duration and intensity of the pandemic; the level of success of global vaccination efforts; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our team members, contractors, suppliers, third-party service providers, customers or distributors, all of which are uncertain, difficult to predict and may remain prevalent for a significant period of time even after the pandemic subsides. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure or financial condition and may also heighten or exacerbate the other risk factors described in this Annual Report on Form 10-K. A sustained, prolonged or recurring outbreak could exacerbate the adverse impact of such measures.
Earthquakes, fires, power outages, floods, terrorist attacks, wars, public health issues and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, results of operations or financial condition.
A significant natural disaster, such as an earthquake, a fire, a flood or a significant power outage (including as a result of climate change), or a widespread public health issue, such as the COVID-19 pandemic, could have a material adverse effect on our business, results of operations or financial condition. Although our foundry operation center is designed to be redundant and to offer seamless backup support in an emergency, we rely on two onsite data centers in addition to public cloud providers to sustain our operations. Losing any one of these three infrastructure sources could severely impact our operations. In addition, our ability to deliver our solutions as agreed with our customers depends on the ability of our supply chain, manufacturing vendors or logistics providers to deliver products or perform services we have procured from them. If any natural disaster, including a pandemic such as COVID-19, impairs the ability of our vendors or service providers to support us on a timely basis, our ability to perform our customer engagements may suffer. Disruptions from COVID-19 or a similar pandemic or public health issue could include, and have included, restrictions on the ability of our employees or the employees of our customers, vendors or suppliers to travel, or closures of our facilities or the facilities of these third parties. Such restrictions or closures could affect our ability to sell our solutions, develop and maintain customer relationships or render services, such as our consulting services, could adversely affect our ability to generate revenues or could lead to inadvertent breaches of contract by us or by our customers, vendors or suppliers. Acts of terrorism, wars (including the war in Ukraine) or other geopolitical unrest also could cause disruptions in our business or the business of our supply chain, manufacturing vendors or logistics providers. The adverse impacts of these risks may increase if the disaster recovery plans for us and our suppliers prove to be inadequate.
Our operating results may prove unpredictable, which could negatively affect our profit.
Our operating results fluctuate and may continue to fluctuate in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from sales; the level of commercial acceptance by clients of our products; fluctuations in the demand for our service; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; the timing and recognition of revenue and related expenses; adverse litigation judgment, settlements or other litigation-related costs; our ability to increase sales to existing customers and to renew contracts with our customers; the ability of our customers to obtain funding to pay for our products and services; our ability to attract new customers; our ability to secure government incentives and grants, such as funding available to U.S. semiconductor manufacturers under the CHIPS and Science Act of 2022; changes in our pricing policies or those of our competitors; our ability to manage the impacts of inflationary pressures and interest rate fluctuations; our customers obtaining the technical knowledge and other resources to complete the design and development of their technologies and changing general economic conditions. If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.
As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other matters, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an "emerging growth company". We are required to disclose significant changes made in our internal control procedures on a quarterly basis.
As disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended January 1, 2023, we have material weaknesses in the Control Environment, Risk Assessment and Control Activities components of the COSO framework. As an emerging growth company, we have limited accounting and finance resources. We continue to implement policies, procedures, and internal controls to improve our control environment and risk assessment and we have hired certain employees that have had a limited period of time in their roles. The material weakness in Control Activities has resulted in deficiencies in the design and implementation of controls, that individually or in the aggregate were considered a material weakness, in certain processes, including financial reporting, accounting information technology, primarily related to our inventory and time recording systems that impact revenue recording, and the operation of our controls in the expenditures process. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
To address our material weaknesses, we have developed a Sarbanes-Oxley 404 Remediation Plan which will focus on continuing to ensure we have adequate accounting and finance resources with the appropriate tenure with the Company, the hiring of a controller or other senior accounting position, and the implementation of controls in the financial reporting, accounting information technology and expenditures processes identified during fiscal year 2022.
The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.
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
Failure to meet environmental, social and governance (“ESG”) expectations or standards could adversely affect our business, results of operations, financial condition, and stock price.
In recent years, there has been an increased focus from stakeholders on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Evolving stakeholder expectations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price. Such risks and uncertainties include:
•reputational harm, including damage to our relationships with customers, suppliers, investors, governments, or other stakeholders;
•adverse impacts on our ability to sell and manufacture products;
•the success of our collaborations with third parties;
•increased risk of litigation, investigations, or regulatory enforcement action; and
•adverse impacts on our stock price.
Risks Relating to Ability to Raise Financing and Our Indebtedness
We may need to raise additional capital or financing to continue to execute and expand our business.
We may need to raise additional capital to expand or if positive cash flow is not achieved and maintained. As of January 1, 2023, our available cash balance, not including cash held by a variable interest entity that we consolidate, was $30.0 million. We may be required to pursue sources of additional capital through various means, including joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, and debt or equity financings, including sales of our common stock under our at the market offering program. If we raise additional equity or securities convertible or exchangeable for our equity, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Newly-issued securities may include preferences, superior voting rights and the issuance of warrants or other convertible securities that could have additional dilutive effects. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, we may have to relinquish valuable rights to our technologies or other assets, or grant licenses on terms unfavorable to us. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which could adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings.
In addition, our ability to execute our operating strategy is dependent on our ability to maintain liquidity and access capital through our Loan and Security Agreement (the “Loan Agreement”), which provides for a revolving line of credit of up to $100 million with scheduled maturity date of December 28, 2025, and other sources of financing. Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory and equipment, subject to various conditions, limits and any availability block as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. Our current business plans indicate that we may require additional liquidity to continue our operations for the next 12 months from the date of the issuance of the consolidated financial statements contained in this Annual Report on Form 10-K. We have identified specific actions we could take to reduce operating costs to improve cash flow, which include a reduction in spending and a delayed increase in certain personnel, and may require us to decrease our level of investment in new products and technologies, or discontinue further expansion of our business. Additionally, we could raise additional capital through our at the market offering program and seek additional equity or debt financing, however we cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we can provide no assurance that we will be successful with such actions or that such actions will not materially and adversely impact our business, results of operations or financial condition. If we are not successful with such actions, our liquidity, business, results of operations and financial condition could be materially and adversely impacted. We have also obtained a support letter from Oxbow Industries, LLC ("Oxbow"), an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due. Pursuant to the support letter, such funding would be in the form of a loan or equity investment. However, if such funding is required and Oxbow does not provide additional funding to us, our liquidity, business, results of operations and financial condition could be materially and adversely impacted. The support letter expires March 11, 2025.
We believe our expected results of operations, cash and cash equivalents on hand, available borrowings from our Loan Agreement, potential cost reduction measures, and the support letter from Oxbow, as needed, will provide sufficient liquidity to fund our operations for the next 12 months from the date of issuance of the consolidated financial statements in this Annual Report on Form 10-K; however, we may need to seek additional financing and cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly, which could materially and adversely impact our business, results of operations and financial condition.
Our indebtedness could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of indebtedness and may need to incur additional debt to support our growth. As of January 1, 2023, our indebtedness totaled $99.9 million, consisting of $60.1 million under our Loan Agreement currently with an interest rate of 10.5%, subject to adjustment in accordance with the terms of the Loan Agreement, $3.0 million of tool financing, and a $36.8 million financing from the sale of the land and building representing our corporate headquarters in Minnesota (the “Financing”). Recent significant increases in interest rates have increased our borrowing costs and continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness, refinancing our outstanding indebtedness and increase the cost of any new indebtedness.
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
Our Loan Agreement contains restrictive covenants that may impair our ability to conduct business.
Our Loan Agreement contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to: merge with another entity; acquire assets; enter into transactions outside the ordinary course; sell assets; make loans or investments; incur indebtedness; create liens; guaranty obligations; pay or declare dividends; repurchase our common stock; dissolve; engage in new businesses; pay amounts on subordinated debt; and enter into transactions with affiliates; change our jurisdiction of organization; amend our charter documents; enter into negative pledge agreements; and restrict subsidiary distributions, in each case, subject to certain limited exceptions. As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facility and may impair our ability to conduct business. Although we have not been in full compliance with all of the covenants and requirements in our credit facility in the past, to date our lenders have either waived these violations, permitted us to amend the covenants and/or otherwise not declared an event of default. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders or amend the covenants, which may adversely affect our financial condition.
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
•global disruptions in custom spending patterns or our ability to provide service to our customers as a result of any widespread public health issues, including a pandemic such as COVID-19; and
•political, social and economic instability, terrorist attacks, wars and security concerns in general.
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
The trading price of shares of our common stock has been and is likely to continue to be volatile. The stock market in general and the market for smaller technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since shares of our common stock were sold in our IPO in April 2021 at a price of $14.00 per share, the closing price of our common stock has ranged from $4.43 to $36.80 through January 1, 2023. The price of our common stock could be subject to wide fluctuations in response to the following factors, among others:
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
•general economic and political factors, including market conditions in our industry or the industries of our customers, inflationary pressures and interest rate fluctuations;
•major catastrophic events; including those resulting natural disasters, incidents of terrorism, wars (including the war in Ukraine) or responses to these events;
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Litigation of this nature, if instituted against us, could cause us to incur substantial costs and divert our management’s attention and resources from our business. Fluctuations in our operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, our revenue, gross and operating margin, net loss, key operating metrics, cash flows and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.

We do not intend to pay dividends in the future and any return on investment may be limited to the value of our common stock.
We do not anticipate paying cash dividends in the foreseeable future. Any future payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. Our current intention is to apply net earnings, if any, to finance the growth and development of our business and we do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of our Loan Agreement prohibit us from paying dividends and any future debt agreements we may enter into may preclude us from paying dividends. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.
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
We have elected to take advantage of the controlled company exemption phase-in periods from certain corporate governance requirements, which could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
Under the marketplace rules of the Nasdaq Capital Market, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. Prior to December 12, 2022, Oxbow, and its affiliates, beneficially owned shares of our common stock representing more than 50% of the combined voting power of our outstanding common stock and we therefore qualified as a “controlled company”. On December 12, 2022, we ceased to be a controlled company under the Nasdaq rules. Consequently, we are required to comply with Nasdaq’s corporate governance requirements applicable to listed companies generally, subject to certain phase-in periods. Under the Nasdaq rules phase-in periods, we will be required, subject to certain exceptions, to have each of our compensation committee and nominating and corporate governance committee consist entirely of independent directors by December 12, 2023. Because our compensation committee and nominating and corporate governance committee are not composed entirely of independent directors, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules of the Nasdaq Capital Market, which could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of January 1, 2023, Oxbow and our directors and executive officers beneficially owned approximately 55% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period provided for complying with new or revised accounting standards. In other words, an

“emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with new or revised accounting standards. Our financial statements therefore may not be comparable to those of companies that comply with such new or revised accounting standards.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers as of March 14, 2023, together with their ages, positions and business experience are described below.

NAME	AGE	POSITION(S)
Thomas Sonderman	59	President, Chief Executive Officer and Director
Steve Manko	42	Chief Financial Officer
Amanda Daniel	44	Chief People Officer
Bradley Ferguson	52	Senior Vice President and Chief Government Affairs Officer
Christopher Hilberg	48	Chief Legal Officer, General Counsel and Secretary
Steve Kosier	56	Chief Technology Officer
Mark Litecky	57	Chief Revenue Officer
John Spicer	65	Chief Manufacturing Officer
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
Amanda Daniel, Chief People Officer
Ms. Daniel has served as our Chief People Officer since June 2021. With more than 20 years of experience in the high-tech manufacturing space, Ms. Daniel has gained critical knowledge leading high performance global HR teams. Prior to joining SkyWater, she served as Senior Vice President and Chief Human Resources Officer ("CHRO") at MTS Systems Corporation, a global supplier of test systems and industrial position sensors, from February 2019 to May 2021. Prior to MTS Systems, Ms. Daniel served as Vice President of Human Resources at Twin City Fan Companies, Ltd., a full spectrum fan manufacturer, from June 2017 to January 2019. Ms. Daniel also previously served at Equus Holdings, Inc. and Stratasys, Ltd. Ms. Daniel holds a Bachelor of Science in applied psychology from St. Cloud State University and a Master of Arts in Human Resources and Organizational Development from the University of St. Thomas.
Bradley Ferguson, Senior Vice President and Chief Government Affairs Officer
Mr. Ferguson has served as our Chief Government Affairs Officer since February 2021, and Senior Vice President since March 2022. Mr. Ferguson joined SkyWater as Senior Director of Sales in 2017 and has served as President of SkyWater Federal since September 2018. Mr. Ferguson previously served as Chief Technology Officer of SkyWater Technology Foundry from April 2019 to February 2021. In this role, he was responsible for developing the company’s technology roadmap and IP strategy by identifying high growth markets for SkyWater’s Technology Foundry business. Mr. Ferguson started his career in photolithography process development at Cypress Semiconductor. In 2008, he started the Cypress custom foundry business to provide differentiated solutions to technology innovators. He also drove the accreditation process to achieve Trusted Foundry status and secured many defense customers, which launched the site’s entry into the aerospace and defense market, a key component of SkyWater’s market strategy. Mr. Ferguson received a Bachelor of Science in Chemical Engineering from the University of Minnesota Twin Cities. He also received a Doctorate and Master of Science in Chemical Engineering from the University of Texas at Austin.
Christopher Hilberg, Chief Legal Officer, General Counsel and Secretary
Mr. Hilberg has served as our Chief Legal Officer and General Counsel since August 2022, and Secretary since April 2022. Prior to beginning his current role, Mr. Hilberg served as our Vice President, Legal and Assistant General Counsel from November 2021 to August 2022. Previously, Mr. Hilberg served as Senior Legal Director of Best Buy Co., Inc., a multinational consumer electronics retailer, from July 2017 to November 2021. Mr. Hilberg’s more than 20 years as an attorney include extensive, broad-based experience at large law firms and in-house. He routinely advised Fortune 500 companies on commercial transactions, risk management, compliance, global sourcing and supply chain functions and intellectual property strategy. Mr. Hilberg has an undergraduate degree in Physics from Carleton College, a Juris Doctorate from the University of Chicago Law School, and is a licensed patent attorney before the United States Patent and Trademark Office.
Steve Kosier, Chief Technology Officer
Mr. Kosier has served as our Chief Technology Officer since March 2021. His background includes 25 years of experience and successive growth in technical, marketing and business leadership positions. A founding member of PolarFab and Polar Semiconductor wafer foundries, he has developed and transferred to volume production many generations of analog, mixed-signal, and high-voltage technologies for automotive and industrial end markets. Most recently, from April 2018 to March 2021, Mr. Kosier served as President at Kanomax FMT, a nanoparticle measurement instrumentation start-up with industry-leading resolution down to 2 nm. Mr. Kosier is an adjunct professor of electrical engineering at Vanderbilt University, where his research interests include radiation effects on microelectronics and semiconductor device reliability physics. Kosier holds a Bachelor of Science in Electrical Engineering from the University of Minnesota, and a Master of Science and Doctorate in Electrical Engineering from the University of Arizona.
Mark Litecky, Chief Revenue Officer
Mr. Litecky has served as our Chief Revenue Officer since March 2020. His 30+ years of industry expertise includes: building out revenue teams, sales, marketing, revenue generation, strategic partnerships and business development. Prior to SkyWater, Mr. Litecky served as Sales and Marketing Vice President with GCM, a provider of product design and manufacturing serving medical, aerospace and industrial markets, from September 2018 to March 2020. Previously, he held various executive leadership positions. With Interlink, he worked on transitioning the company from a component supplier to a sensor systems solutions partner. Mr. Litecky served as VP of Sales and Marketing of Soligie (Molex), a leader in printed and flexible hybrid electronics, and with August Technology (Rudolph Technologies), a provider of automated visual inspection equipment used in manufacturing semiconductors, optoelectronics and data storage. He started his career at Rosemount Inc. (Emerson) in industrial process controls and sensors. Mr. Litecky holds a Bachelor of Science in Electrical Engineering from the University of Minnesota.
John Spicer, Chief Manufacturing Officer
Mr. Spicer has served as our Chief Manufacturing Officer since October 2022. Prior to beginning his current role, Mr. Spicer served as our Executive Vice President of Operations from March 2021 to October 2022. His decades of semiconductor manufacturing experience include serving with ON Semiconductor, AMI Semiconductor and Advanced Micro Devices (AMD). Most recently, he served as ON Semiconductor’s Vice President of Global Fab Operations from November 2015 to March 2021. In this role, he managed six factories worldwide driving a significant increase in overall wafer fabrication capacity including the successful integration of two acquired fab operations (AMI and Fairchild) into the company. Mr. Spicer previously served as the General Manager of ON Semiconductor’s Pocatello, Idaho 200 mm wafer fabrication facility where he was responsible for directing operations and leading the site’s support functions. Mr. Spicer holds a Bachelor’s degree in Business Administration from Idaho State University. He has served as a member of the Board of Directors for the Bank of Idaho since 2012.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the Nasdaq Stock Market under the symbol "SKYT" on April 21, 2021. Prior to that date, no public market for our common stock existed.
Number of Common Stock Holders
As of March 10, 2023, there were two holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The graph below compares the cumulative total stockholder returns, since our IPO, to that of the Nasdaq Composite Index and the PHLX Semiconductor Sector Index. The graph assumes that $100 had been invested at April 21, 2021 and assumes that all dividends were reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Return for
SkyWater, Nasdaq Composite Index, and PHLX Semiconductor Index
$150
$100
$50
$0
04/21/21
01/02/22
01/01/23
SkyWater Technology, Inc.
NASDAQ Composite Index
PHLX Semiconductor index

Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Issuer Purchases of Equity Securities
None.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K. Item 7 in this Form 10-K discusses our fiscal 2022 and fiscal 2021 results and the year-over-year comparisons between fiscal 2022 and fiscal 2021. Discussion of our fiscal 2021 results and the year-over-year comparisons between fiscal 2021 and fiscal 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 2, 2022, filed with the SEC on March 10, 2022, and incorporated by reference in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in our forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and elsewhere herein.
Our fiscal year ends on the Sunday closest to the end of the twelfth calendar month. We refer to the fiscal years ended January 1, 2023 and January 2, 2022 as fiscal 2022 and fiscal 2021, respectively. Fiscal years 2022 and 2021 each include 52 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, our status as a publicly-traded, U.S.-based pure-play technology foundry with DMEA Category 1A Trusted Accreditation from the DoD, positions us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and easy access to a U.S. domestic supply chain.
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
Before we began independent operations, our fab was owned and operated by Cypress as a captive manufacturing facility for 26 years. We have leveraged the Cypress system, manufacturing technology and process development capabilities to advance our product offerings. We became an independent company in March 2017 when we were acquired by Oxbow, as part of a divestiture from Cypress. Our multi-year foundry services agreement with Cypress, which ended in June 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base transferred by Cypress. Cypress was acquired in April 2020 by Infineon Technologies AG, or Infineon.
Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance in fiscal 2022 and fiscal 2021, or are reasonably likely to impact our results in the future.
•Macroeconomic and competitive conditions, including cyclicality and consolidation, as well as the global availability of significant incentives in semiconductor technology and manufacturing, affecting the semiconductor industry.
•The global economic climate, including the impact on the economy from geopolitical issues and the ongoing COVID-19 pandemic. Because we have a manufacturing facility, we may be vulnerable to an outbreak of a new coronavirus or other contagious diseases. The effects of such an outbreak could include the temporary shutdown of our facilities, disruptions or restrictions on the ability to ship our products to our customers, as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products or of the ability of our suppliers to delivery key components on a timely basis could have material adverse effect on our revenue and operating results. See “Risk Factors—The ongoing COVID-19 pandemic has adversely affected and could continue to adversely affect our business, results of operations and financial condition.” and our consolidated financial statements for further information regarding the effects of the COVID-19 pandemic on our business.
•On August 9, 2022, President Biden signed into law the Creating Helpful Incentives to Produce Semiconductors, or CHIPS, and Science Act, in which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The act authorizes the U.S. Department of Commerce to enable execution of CHIPS awards and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development.
•Our overall level of indebtedness from our revolving credit agreement for up to $100 million, which we refer to as the Revolver, and a $37 million financing from the sale of the land and building representing our headquarters in Minnesota, which we refer to as the Financing, the corresponding interest rates charged to us by our lenders and our ability to access borrowings under the Revolver.
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
Fiscal 2022 Compared to Fiscal 2021
The following table summarizes certain financial information relating to our operating results for the fiscal years ended January 1, 2023 and January 2, 2022.

	Year Ended		Dollar Change	Percentage Change
	January 1, 2023 (1)	January 2, 2022 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$212,941	$162,848	$50,093	31%
Cost of revenue:
Cost of revenue, before inventory write-down	186,974	156,878	30,096	19%
Inventory write-down (Note 17)	—	13,442	(13,442)	(100)%
Total cost of revenue	186,974	170,320	16,654	10%
Gross profit (loss)	25,967	(7,472)	33,439	nm
Research and development	9,431	8,747	684	8%
Selling, general and administrative expenses	46,303	43,595	2,708	6%
Change in fair value of contingent consideration	—	(2,710)	2,710	(100)%
Operating loss	(29,767)	(57,104)	27,337	(48)%
Other income (expense):
Paycheck Protection Program loan forgiveness	—	6,453	(6,453)	(100)%
Loss on debt extinguishment	(1,101)	—	(1,101)	nm
Interest expense	(5,194)	(3,542)	(1,652)	47%
Total other income (expense)	(6,295)	2,911	(9,206)	316%
Loss before income taxes	(36,062)	(54,193)	18,131	33%
Income tax expense (benefit)	809	(6,790)	7,599	nm
Net loss	(36,871)	(47,403)	10,532	22%
Less: net income attributable to non-controlling interests	2,722	3,293	(571)	17%
Net loss attributable to SkyWater Technology, Inc.	$(39,593)	$(50,696)	$11,103	22%
Other Financial Data:
Adjusted EBITDA (2)	$7,717	$(2,629)	$10,346	nm
nm - Not meaningful
______________________
(1)The consolidated statements of operations are for fiscal 2022 and fiscal 2021. Our fiscal year ends on the Sunday closest to the end of the calendar year. Fiscal 2022 and fiscal 2021 each contained 52 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Revenue
Revenue increased $50.1 million, or 31%, to $212.9 million for fiscal 2022, from $162.8 million for fiscal 2021. The increase for fiscal 2022 was driven by continued momentum in revenue for both our Wafer Services and Advanced Technology Services, primarily in the aerospace and defense industry.
The following table shows revenue by services type for fiscal 2022 and fiscal 2021:

	Year Ended		Dollar Change	Percentage Change
	January 1, 2023	January 2, 2022

	(in thousands)
Wafer Services	$73,495	$51,157	$22,338	44%
Advanced Technology Services	139,446	111,691	27,755	25%
Total	$212,941	$162,848	$50,093	31%
Wafer Services revenue increased $22.3 million, or 44%, year-over-year, from $51.2 million in fiscal 2021 to $73.5 million in fiscal 2022. The increase was primarily driven by a $13.3 million contract modification with one of our primary customers. During the first quarter of fiscal 2022, we signed a new contract with an existing customer that included increased pricing terms and modified other terms, whereby revenue is recognized over time. As a result, we recognized additional non-recurring revenue of $8.3 million in the first quarter of fiscal 2022 to account for recognition of wafer services activities in process at the date the contract was signed, and an additional $5.0 million over the remainder of 2022.
Advanced Technology Services revenue increased $27.8 million, or 25%, year-over year, from $111.7 million in fiscal 2021 to $139.4 million in fiscal 2022. The increase was driven by continued program expansion with existing customers and new program additions. Additionally, in fiscal 2022 and fiscal 2021, Advanced Technology Services revenue included revenue of $1.5 million and $19.2 million, respectively, related to services we provide to qualify customer funded tool technologies as our customers invest in our capabilities to expand our technology platforms. In the fourth quarter of fiscal 2022, we had a significant contract modification with a customer pursuant to which the customer’s option to purchase discounted services expired, resulting in a recognition of $4.7 million of revenue previously recorded as a contract liability. During the third and fourth quarter of fiscal 2021, our Advanced Technology Services experienced supply chain challenges, hiring constraints, and continued delays in the funding of existing United States government programs. This resulted in delayed revenue for certain Advanced Technology Services and Wafer Services programs in the amount of approximately $15 million for the third and fourth quarter of fiscal 2021. This included a revised schedule for a significant complex multi-year Advanced Technology Services program originally estimated to be completed in 2021 to early 2022, causing revenue to be pushed from 2021 into 2022.
Gross profit (loss)
Gross profit (loss) increased $33.4 million, to $26.0 million for fiscal 2022, from $(7.5) million for fiscal 2021. The increase was due to increased top line revenue outpacing the increase in Cost of revenue as our Advanced Technology Services and Wafer Services functions continued to mature and gain efficiencies. The increase in Cost of revenue was primarily due increased labor costs, which increased $13.6 million year-over-year as we continued to hire at our Minnesota and Florida facilities to support increased activities. Year-over-year, our full time labor population increased 16%. We experienced wage inflation due to an increasingly competitive labor market in 2022, similar to others in the semiconductor industry, as well as the labor market in general. In addition, direct spend increased by $15.8 million year-over-year primarily due to increases in customer costs related to the RH90 program, utility rates, and equipment maintenance costs.
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

Research and development
Research and development costs increased to $9.4 million for fiscal 2022, from $8.7 million for fiscal 2021. The increase of $0.7 million, or 8%, was attributable to increased personnel expense of $0.9 million and increased software expense of $0.7 million, partially offset by decreased equity-based compensation expense of $0.7 million.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $46.3 million for fiscal 2022, from $43.6 million for fiscal 2021. The increase of $2.7 million, or 6%, was attributable to increased personnel expense of $1.4 million, as well as an increase in direct expenses, including increases in insurance expense of $1.5 million; government relations expense of $0.5 million; technology-related expenses of $0.8 million; and other direct expenses of $1.4 million. These increases were partially offset by a decrease in equity-based compensation expense of $2.9 million.
Change in fair value of contingent consideration
Change in fair value of contingent consideration was $0.0 for fiscal 2022, compared to a decrease of $2.7 million for fiscal 2021. The contingent consideration is based on estimated royalties owed on Advanced Technology Services revenues, with respect to which we paid a quarterly royalty through 2022. In connection with our acquisition of the business from Cypress, we recorded a contingent consideration liability for the future estimated earn-out/royalties owed on Advanced Technology Services revenues. For each reporting period thereafter, we revalued future estimated earn-out payments and record the changes in fair value of the liability in our consolidated statements of operations.
Loss on debt extinguishment
In fiscal 2022, we expensed $1.1 million of unamortized debt issuance costs and fees in connection with the extinguishment of debt in December 2022. There was no loss on debt extinguishment in 2021.
Interest expense
Interest expense increased to $5.2 million for fiscal 2022, from $3.5 million for fiscal 2021. The increase of $1.7 million, or 47%, was due to increases in both the average outstanding balance and the average interest rate for the Revolver from 2021 to 2022.
Income tax expense (benefit)
Income tax expense increased to $0.8 million for fiscal 2022 from a benefit of $6.8 million for fiscal 2021. The effective income tax rate was (2.2)% for fiscal 2022 compared to 12.5% for fiscal 2021. The effective income tax rate was lower for fiscal 2022 and fiscal 2021 than our statutory tax rate of 21% primarily due to a deferred tax asset valuation allowance. The income tax benefit for fiscal 2021 included the tax impact from the gain on the PPP Loan forgiveness, which is exempt from federal income taxation. Refer to Note 7 – Income Taxes in the notes to our consolidated financial statements for further discussion of income taxes.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests decreased to $2.7 million for fiscal 2022 from $3.3 million for fiscal 2021. Net income attributable to non-controlling interests reflects the net income of the variable interest entity, or VIE, that we consolidate, representing the economic interest in the profits and losses of Oxbow Realty that the owners of our shareholders’ equity do not legally have rights or obligations to.
Adjusted EBITDA
Adjusted EBITDA increased $10.3 million, to $7.7 million for fiscal 2022 from $(2.6) million for fiscal 2021. The increase in adjusted EBITDA primarily reflects increased gross profit as top line revenue in both Advanced Technology Services and Wafer Services revenue continues to grow, while cost of revenue stays relatively stable. For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see “—Non-GAAP Financial Measure.”
Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver and other sources of financing. Our current business plans indicate that we may require additional liquidity to continue our operations for the next 12 months from the issuance of the consolidated financial statements. We have identified specific actions we could take to reduce operating costs to improve cash flow, which include a reduction in spending and a delayed increase in certain personnel, and may require us to decrease our level of investment in new products and technologies, or discontinue further expansion of our business. We also obtained a support letter from Oxbow Industries, LLC, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due through at least one year beyond the issuance of the consolidated financial statements. Management believes that based upon the Company's operational forecasts, cash and cash equivalents on hand, available borrowings on our Revolver, potential cost reduction measures and the support letter from an affiliate of our principal stockholder, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the consolidated financial statements.
Additionally, we could raise additional capital through the ATM Program (as defined below) and seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver; however we cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.
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
We had $30.0 million in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $22.0 million as of January 1, 2023. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the Indebtedness section of Item 7. Management's Discussion and Analysis below.

Initial Public Offering
We received net proceeds from the IPO of approximately $100.2 million in fiscal 2021, after deducting underwriting discounts and commissions and offering costs of approximately $11.9 million. Refer to "Corporate Conversion and Initial Public Offering" earlier in this section for further information on our Initial Public Offering.
Open Market Sale Agreement
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to $100 million in shares of the Company’s common stock. From the date of the Open Market Sale Agreement through January 1, 2023, the Company sold 435,419 shares under the Open Market Sale Agreement at an average sale price of $9.28 per share, resulting in gross proceeds of approximately $4.0 million before deducting sales commissions and fees of approximately $0.6 million. The Company used the net proceeds of approximately $3.5 million to pay down its Revolver and fund its operations. As of January 1, 2023, approximately $96 million in shares were available for issuance under the Open Market Sale Agreement.
Common Stock Offering
On November 17, 2022, we completed a public offering (the “Offering”) and issued 1,916,667 shares of common stock, including the underwriter's exercise of its right to purchase additional shares, at a price per share of $9.00 to the public, less underwriting discounts and commissions. We received net proceeds of $16.1 million from the Offering, after deducting the underwriting discounts and commissions. We used the net proceeds from the Offering primarily for general corporate purposes, which included, among other things, funding of operations, repayment of indebtedness, additions to working capital and/or capital expenditures.
Capital Expenditures
On July 26, 2021, we announced that our board of directors approved $56 million in strategic capital investments for expanding manufacturing capacity and technology capabilities at our Minnesota facility. The majority of this investment is targeted to expand capacity and capabilities at our Minnesota fab which is expected to increase overall output by at least 40% and to enable accelerated revenue growth. The remainder is focused on expediting our entry into the gallium nitride, or GaN market, a promising technology for electric vehicles, 5G and consumer electronics, among others due to its properties that enable higher charging efficiencies, smaller ship size, and lighter weight for many applications. We believe SkyWater can fill the need for a US-based 200 mm foundry to offer technology services for GaN-based solutions expanding the serviceable market for our technology-as-a-serviceSM model and we are in the process of identifying a partner to commercialize this technology. The strategic capital investment is a multi-year strategy and we invested approximately $11.1 million and $13.8 million during fiscal 2022 and 2021, respectively, substantially all of which was for expanding capacity and capabilities at our Minnesota fab.
For fiscal 2022 and 2021, we spent approximately $18.6 million and $32.0 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in fiscal 2023.
We have various contracts outstanding with third parties in connection with expansion of our manufacturing capabilities at our Minnesota fab and Center for NeoVation in Florida. We have approximately $4.8 million of contractual commitments outstanding as of January 1, 2023 that we expect to be paid in fiscal 2023 through cash on hand and operating cash flows. During 2022, the Company executed a capital lease to replace the existing nitrogen plant with a larger and more modern nitrogen generator. The capital lease has a lease term of 15 years for total payments of $14 million.
Contingent Consideration
For fiscal 2022 and 2021, we made cash payments of $0.8 million and $7.4 million, respectively, related to our contingent consideration royalty liability. There are no future cash payments to be made related to this liability, as the amount has been settled.
Working Capital
Historically, we have depended on cash on hand, funds available under our Revolver and, more recently, net proceeds from sales of our common stock pursuant to the ATM Program and the Offering, and in the future may depend on additional debt and equity financings to finance our expansion strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot be certain that we will be able to obtain future debt or equity financings adequate for our cash requirements on commercially reasonable terms or at all.
As of January 1, 2023, we had available aggregate undrawn borrowing capacity of approximately $22.0 million under our Revolver. For the periods presented, our use of cash was primarily driven by our operating and investing activities, and specifically by our investments in capital expenditures.

The following table sets forth general information derived from our statement of cash flows for fiscal 2022 and 2021:

	Year Ended
	January 1, 2023	January 2, 2022

	(in thousands)
Net cash used in operating activities	$(14,297)	$(55,680)
Net cash used in investing activities	$(17,453)	$(29,823)
Net cash provided by financing activities	$48,858	$90,984
Cash and Cash Equivalents
At January 1, 2023 and January 2, 2022, we had $30.0 million and $12.9 million of cash and cash equivalents, respectively, including cash of $0.0 million and $0.5 million held by a variable interest entity that we consolidate.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, accounts payable, accrued expenses, and deferred revenue, all of which tend to be related and are affected by changes in the timing and volume of work performed. Net cash used in operating activities was $14.3 million during fiscal 2022, a decrease of $41.4 million from $55.7 million of net cash used in operating activities during fiscal 2021. The decrease in cash used in operating activities in fiscal 2022 was driven primarily by an increase in accounts payable of $21.0 million in fiscal 2022 compared to a decrease in accounts payable of $6.5 million in fiscal 2021. Our accounts payable and accrued expenses increased during fiscal 2022 due to the timing of cash payments to our suppliers and vendors.
Investing Activities
Capital expenditures are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us meet product demand and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $17.5 million during fiscal 2022, a decrease of $12.3 million from $29.8 million in fiscal 2021. The decrease in cash used in fiscal 2022 reflects decreased capital spending on property and equipment as we fully completed our foundry expansion project in 2021 to increase manufacturing capacity at our Minnesota facility and decreased capital spending on software.
Financing Activities
Net cash provided by financing activities was $48.9 million during fiscal 2022, a decrease of $42.1 million from net cash provided by financing activities of $91.0 million during fiscal 2021. The decrease was driven by proceeds of over $100.0 million from the IPO in fiscal 2021, partially offset by proceeds from the issuance of common stock and net proceeds from our new revolver in fiscal 2022.
Indebtedness
Sale Leaseback Transactions
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
On October 20, 2022, we entered into an agreement to sell a semiconductor manufacturing tool to an equipment financing lender for $3.1 million. We subsequently entered into an agreement to lease the tool from the lender for monthly payments of $0.1 million over 42 months. The agreement provides for a bargain purchase option at the end of the lease term, which we intend to exercise. Because control of the asset did not transfer to the lender, and due to our intent to exercise the bargain purchase option at the end of the lease term, we accounted for the transaction as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the property with the proceeds received recorded as a financial obligation.

Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC ("Siena"). The Loan Agreement provides for a revolving line of credit of up to $100 million with scheduled maturity date of December 28, 2025 (the "Revolver"). The Company incurred $4.3 million of debt issuance costs, which will be amortized as additional interest expense over the life of the Revolver. In connection with the entry into the Loan Agreement, the Company drew $60.0 million on the Revolver and repaid $43.5 million in outstanding indebtedness under, and terminated, our lending agreement with Wells Fargo and recognized a $1.1 million write-off of unamortized debt issuance costs. As of January 1, 2023, we had borrowings of $60.1 million under the Revolver.
Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory and equipment, subject to various conditions, limits and any availability block as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. Under certain circumstances, Siena may from time to time establish and revise reserves against the borrowing base and/or the maximum revolving facility amount.
Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (SOFR) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5%, and 7.% per annum. The applicable margin is an applicable percentage based on the fix charged coverage ratio that ranges from 6.25% to 5.25% per annum for term SOFR loans and ranges from 5.25% to 4.25% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing 12 month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. We were in compliance with the covenants of the Loan Agreement as of January 1, 2023.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the consolidated balance sheet in accordance with Accounting Standards Codification ("ASC") 470-10-45-5.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Debt—Refer to Note 6.
•Capital expenditure commitments—Refer to Note 13.
•Capital lease commitments—Refer to Note 16.
•Sale leaseback obligation—Refer to Note 18.
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
Revenue Recognition
Revenue is recognized either over time as work progresses using an output measure or at a point-in-time, depending upon contract-specific terms and the pattern of transfer of control of the product or service to the customer. Due to the nature of our contracts, there can be judgement involved in determining the performance obligations that are included in the related contract. We analyze each contract to conclude what enforceable rights and obligations exist between us and our customers. In doing so, we determine our unit of account by identifying the promises within the contract that are both (1) considered to be distinct and (2) distinct within the context of each contract
Advanced Technology Services - We have both fixed price and time-and-materials contracts. The customer receives the benefits provided by our performance as we complete them, and revenue is recognized from our fixed price and time-and-materials contracts over time as we perform. Revenue on fixed price contracts is recognized either over time as work progresses using the input or output method based upon which method we believe represents the best indication of the overall progress toward satisfying our performance obligation. Over time revenue recognition using the output method relies on surveys of performance completed to date to satisfy our performance obligation. This can require judgment to determine the related measure of progress that will be assigned to the respective contract. Over time revenue recognition using the input method, is based on costs incurred to date on performance obligations compared to estimated total cost required to complete the performance obligation as of the reporting date. We measure progress on these performance obligations by comparing total costs incurred to-date to the total estimated costs for the performance obligation, and record that proportion of the total performance obligation transaction price as revenue in the period. Costs include labor, manufacturing costs, materials and other direct costs related to the customer contract. During the third quarter of 2022, we signed new contracts with a significant Advanced Technology Services customer that we are recording revenue based upon the input method using a cost-based measure of progress. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations. The estimation of total costs for the performance obligation can require significant judgment and any adjustment to estimated total cost may have an impact on proportion of progress achieved resulting in a cumulative catch-up of revenue.
Wafer Services - In March 2022, we signed a new contract with a significant wafer services customer. Under the contract, orders are non-cancellable and we have an enforceable right to complete the orders and to payment for any finished or in-process wafers plus a reasonable margin. The wafers produced for that customer are highly customized and have no alternative use to us. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers beginning in March 2022. The contract terms and pricing is applicable to all in-process and future wafers. We recorded revenue of $13.3 million for the twelve months ended January 1, 2023 to account for recognition of Wafer Services activities. Additionally, this change in the timing of revenue recognition reduced our work-in-process inventory and increased our unbilled receivables (contract assets) and cost of revenue.
The terms of a contract and historical business practices can, but generally do not, give rise to variable consideration. We estimate variable consideration at the most likely amount we will receive from customers. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. In general, variable consideration in our contracts relates to the entire contract. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us at contract inception and require judgment. We have no significant instances where variable consideration is constrained and not recorded at the initial time of sale. In addition, we have not experienced significant changes to our estimates and judgments related to variable consideration in our contracts.
If we make material changes to our assumptions, we may have to make cumulative catch-up adjustments in the financial statements related to revenue previously recognized. No material gross favorable or unfavorable changes to our material long-term contracts existed for fiscal 2022 or fiscal 2021.
Long-lived Assets
We review long-lived assets, including property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances, known as triggering events, indicate that the asset's carrying amount may not be recoverable. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset or asset group, negative changes in industry conditions, a significant change in a long-lived asset's use or physical condition and the introduction of competing technologies. For purposes of impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset or asset group, the asset group is not recoverable and impairment is recognized to the extent the carrying amount exceeds the estimated fair value of the asset or asset group. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset over its remaining useful life. These estimated discounted cash flows are inherently subjective and include significant assumptions, specifically the forecasted revenue, forecasted operating margins, and require estimates based upon historical experience and future expectations. Due to our history of operating losses and uncertainty with forecasts, we utilized third party appraisers to assess the estimated fair value of our long-lived asset group. The estimated fair value of our long-lived assets exceeded the carrying value. As such, we did not experience an impairment of our long-lived assets despite having triggering events during fiscal 2022 and fiscal 2021.
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

	Year Ended
	January 1, 2023	January 2, 2022

Net loss attributable to SkyWater Technology, Inc.	$(39,593)	$(50,696)
Interest expense (9)	6,295	3,542
Income tax (benefit) expense	809	(6,790)
Depreciation and amortization	28,192	27,368
EBITDA	(4,297)	(26,576)
Inventory write-down (1)	—	13,442
Paycheck Protection Program loan forgiveness	—	(6,453)
Corporate conversion and initial public offering related costs (2)	—	1,934
SkyWater Florida start-up costs (3)	686	1,147
Management transition expense (4)	—	435
Fair value changes in contingent consideration (5)	—	(2,710)
Equity-based compensation (6)	8,606	12,527
Management fees (7)	—	332
Net income attributable to non-controlling interests (8)	2,722	3,293
Adjusted EBITDA	$7,717	$(2,629)
__________________
(1)Represents a full write-down for inventory which we were contracted to manufacture for a specific customer. See Note 17 – Inventory Write Down in the notes to our consolidated financial statements for additional information.
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
(7)Represents a related party transaction with Oxbow, our principal stockholder. As these fees are not part of the core business, will not continue after our IPO and are excluded from management’s assessment of the business, we believe it is useful to investors to view our results excluding these fees.
(8)Represents net income attributable to our VIE, which was formed for the purpose of purchasing our land and building with the proceeds of a bank loan. Since depreciation and interest expense are excluded from net loss in our adjusted EBITDA financial measure, we also exclude the net income attributable to the VIE.
(9)Includes losses related to the extinguishment of our revolving credit agreement.
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
Interest Rate Risk
As of January 1, 2023, the outstanding balance of our Revolver was $60.1 million, which bears interest at a variable rate. As of January 1, 2023, the rate in effect was 10.50%, which reflects a base rate of 4.25% plus applicable margin of 6.25%. Based on the outstanding balance of our Revolver at January 1, 2023, a 100 basis point increase in the interest rate would increase interest expense by $0.6 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of SkyWater Technology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SkyWater Technology, Inc. and subsidiaries (the “Company”) as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended January 1, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 14, 2023

We have served as the Company’s auditor since 2019.

SKYWATER TECHNOLOGY, INC.
Consolidated Balance Sheets

	January 1, 2023	January 2, 2022

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$30,025	$12,917
Accounts receivable, net	62,670	39,381
Inventories	13,397	17,500
Prepaid expenses and other current assets	10,290	3,854
Income tax receivable	169	745
Total current assets	116,551	74,397
Property and equipment, net	179,915	180,475
Intangible assets, net	5,608	3,891
Other assets	3,690	4,835
Total assets	$305,764	$263,598
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,855	$1,021
Accounts payable	21,102	7,637
Accrued expenses	25,212	17,483
Short-term financing, net of unamortized debt issuance costs	55,817	—
Current portion of contingent consideration	—	816
Deferred revenue - current	28,186	20,808
Total current liabilities	132,172	47,765
Long-term liabilities:
Long-term debt, less current portion and net of unamortized debt issuance costs	35,181	58,428
Long-term incentive plan	1,643	4,039
Deferred revenue - long-term	67,967	88,094
Deferred income tax liability, net	1,239	995
Other long-term liabilities	13,585	4,350
Total long-term liabilities	119,615	155,906
Total liabilities	251,787	203,671
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value per share (80,000,000 and 80,000,000 shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 and 200,000,000 shares authorized; 43,704,876 and 39,836,038 shares issued and outstanding)	437	398
Additional paid-in capital	147,304	115,208
Accumulated deficit	(94,072)	(54,479)
Total shareholders’ equity, SkyWater Technology, Inc.	53,669	61,127
Non-controlling interests	308	(1,200)
Total shareholders’ equity	53,977	59,927
Total liabilities and shareholders’ equity	$305,764	$263,598
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Operations

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021

	(in thousands, except share, unit and per share and unit data)
Revenue	$212,941	$162,848	$140,438
Cost of revenue:
Cost of revenue, before inventory write-down	186,974	156,878	117,746
Inventory write-down (Note 17)	—	13,442	—
Total cost of revenue	186,974	170,320	117,746
Gross profit (loss)	25,967	(7,472)	22,692
Research and development	9,431	8,747	4,208
Selling, general and administrative expenses	46,303	43,595	25,032
Change in fair value of contingent consideration	—	(2,710)	2,094
Operating loss	(29,767)	(57,104)	(8,642)
Other income (expense):
Paycheck Protection Program loan forgiveness	—	6,453	—
Change in fair value of warrant liability	—	—	780
Loss on debt extinguishment	(1,101)	—	(1,434)
Interest expense	(5,194)	(3,542)	(5,499)
Total other income (expense)	(6,295)	2,911	(6,153)
Loss before income taxes	(36,062)	(54,193)	(14,795)
Income tax expense (benefit)	809	(6,790)	4,919
Net loss	(36,871)	(47,403)	(19,714)
Less: net income attributable to non-controlling interests	2,722	3,293	903
Net loss attributable to SkyWater Technology, Inc.	$(39,593)	$(50,696)	$(20,617)
Net loss per share attributable to common shareholders, basic and diluted:	$(0.97)	$(1.76)
Net loss per unit attributable to Class B preferred unitholders, basic and diluted:			$(1.15)
Weighted average shares used in computing net loss per common share, basic and diluted:	40,835,186	29,038,174
Weighted average units used in computing net loss per Class B preferred unit, basic and diluted:			18,000,000
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

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders' Equity (Deficit)
(in thousands)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at January 3, 2021	—	$—	18,000	$—	2,108	$3,767	—	$—	—	$—	$—	$(3,783)	$(16)	$(1,568)	$(1,584)
Unit-based compensation	—	—	—	—	—	5	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	(2)	—	—	—	—	—	—	—	—	—	—
Corporate Conversion	—	—	(18,000)	—	(2,106)	(3,772)	—	—	31,056	311	3,461	—	—	—	—
Issuance of common stock sold in initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	8,004	80	100,082	—	100,162	—	100,162
Issuance of common stock pursuant to equity compensation plans	—	—	—	—	—	—	—	—	776	7	(7)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,672	—	11,672	—	11,672
Distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,925)	(2,925)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(50,696)	(50,696)	3,293	(47,403)
Balance at January 2, 2022	—	$—	—	$—	—	$—	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders' Equity (Deficit)
(in thousands)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit), SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at January 2, 2022	—	$—	—	$—	—	$—	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
Issuance of common stock in ATM program	—	—	—	—	—	—	—	—	912	9	3,480	—	3,489	—	3,489
Issuance of common stock pursuant to equity compensation plans	—	—	—	—	—	—	—	—	1,040	11	4,488	—	4,499	—	4,499
Issuance of common stock	—	—	—	—	—	—	—	—	1,917	19	15,784	—	15,803	—	15,803
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	8,344	—	8,344	—	8,344
Net distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,214)	(1,214)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(39,593)	(39,593)	2,722	(36,871)
Balance at January 1, 2023	—	$—	—	$—	—	$—	—	$—	43,705	$437	$147,304	$(94,072)	$53,669	$308	$53,977
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021

	(in thousands)
Cash flows from operating activities:
Net loss	$(36,871)	$(47,403)	$(19,714)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	28,192	27,368	18,866
Inventory write-down	—	13,442	—
Long-term incentive and stock-based compensation	8,610	12,533	2,640
Amortization of debt issuance costs included in interest expense	909	621	1,661
Gain on Paycheck Protection Program loan forgiveness	—	(6,453)	—
Gain on sale of property and equipment	(3)	(2,012)	(1,124)
Change in fair value of contingent consideration	—	(2,710)	2,094
Cash paid for contingent consideration in excess of initial valuation	(816)	(7,374)	(7,296)
Deferred income taxes	244	(7,063)	2,387
Non-cash revenue related to customer equipment	—	(2,481)	—
Foundry services obligation	—	—	(3,732)
Loss on debt extinguishment	1,101	—	1,434
Change in fair value of warrant liability	—	—	(780)
Changes in operating assets and liabilities:
Accounts receivable	(9,958)	(9,387)	31,452
Inventories	(9,225)	(3,773)	(11,175)
Prepaid expenses and other assets	(5,288)	5,098	(9,411)
Accounts payable	20,981	(6,481)	12,084
Deferred revenue	(12,749)	(17,150)	74,578
Income tax payable and receivable	576	(2,455)	2,231
Net cash (used in) provided by operating activities	(14,297)	(55,680)	96,195
Cash flows from investing activities:
Purchase of software and licenses	(400)	(1,220)	(4,085)
Proceeds from sale of property and equipment	—	2,159	1,676
Purchases of property and equipment	(17,053)	(30,762)	(85,768)
Net cash used in investing activities	(17,453)	(29,823)	(88,177)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriting discounts and commissions	—	104,212	—
Cash paid for offering costs	(456)	(1,867)	(2,183)
Proceeds from Financing	63,006	—	39,000
Proceeds from Paycheck Protection Program loan	—	—	6,453
Repayment of term loan	—	—	(38,270)
Cash paid for term loan extinguishment	—	—	(405)
Net repayment on line of credit	—	—	(12,380)
Proceeds from ATM Program, net of underwriting discounts and commissions	3,919	—	—
Proceeds from the issuance of common stock, net of underwriting discounts and commissions	16,168	—	—
Net (repayment) proceeds on Revolver	(26,220)	(6,081)	32,303
Repayment of Financing	(1,224)	(990)	—
Cash paid for financing leases	(1,603)	(1,115)	—
Cash paid for debt issuance costs	(4,168)	(250)	(5,182)
Repurchase of warrants	—	—	(14,000)
Proceeds from exercise of common unit options	—	—	31
Repurchase of common units	—	—	(4,085)
Cash paid for contingent consideration	—	—	(3,998)
Proceeds from the issuance of common stock pursuant to the employee stock purchase plan	1,800	—	—
Cash paid on license technology obligations	(1,150)	—	—
Distributions to VIE member	(1,214)	(2,925)	(2,471)
Net cash provided by (used in) financing activities	48,858	90,984	(5,187)
Net change in cash and cash equivalents	17,108	5,481	2,831
Cash and cash equivalents - beginning of period	12,917	7,436	4,605
Cash and cash equivalents - end of period	$30,025	$12,917	$7,436
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,437	$2,738	$4,444
Income taxes	3	2,923	149
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$1,638	$2,168	$15,614
Common stock issuance costs incurred, not yet paid	305	—	—
Intangible assets acquired, not yet paid	2,350	—	—
Equipment acquired through financing lease obligations	9,128	3,511	—
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
Note 2 Basis of Presentation and Principles of Consolidation
The consolidated financial statements are presented in thousands of U.S. dollars (except share, per share, unit and per unit information) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
The consolidated statements of operations, shareholders’ equity (deficit) and cash flows are for the years ended January 1, 2023, January 2, 2022 and January 3, 2021. Our fiscal year ends on the Sunday closest to the end of the calendar year. The years ended January 1, 2023 and January 2, 2022 each contained 52 weeks, and the year ended January 3, 2021 contained 53 weeks.
Liquidity and Cash Requirements
The accompanying Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.
For the years ended January 1, 2023, January 2, 2022, and January 3, 2021, we have incurred net losses of $(39,593), $(50,696) and $(20,617), respectively. As of January 1, 2023, we had cash and cash equivalents of $30,025.
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt) and other sources of financing. Our current business plans indicate that we may require additional liquidity to continue our operations for the next 12 months from the issuance of the consolidated financial statements. We have identified specific actions we could take to reduce operating costs to improve cash flow, which include a reduction in spending and a delayed increase in certain personnel, and may require us to decrease our level of investment in new products and technologies, or discontinue further expansion of our business. The Company also obtained a support letter from Oxbow Industries, LLC ("Oxbow"), an affiliate of our principal stockholder, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these financial statements on March 14, 2023. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, available borrowings on our Revolver, potential cost reduction measures, and the support letter from an affiliate of our principal stockholder, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the consolidated financial statements.
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
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program (the "ATM Program") under which the Company may, from time to time, offer and sell up to $100 million in shares of the Company’s common stock. From the date of the Open Market Sale Agreement through January 1, 2023, the Company sold approximately 435,419 shares under the Open Market Sale Agreement at an average sale price of $9.28 per share, resulting in gross proceeds of approximately $4.0 million before deducting sales commissions and fees of approximately $0.6 million. The Company used the net proceeds of approximately $3.5 million to pay down its Revolver and fund its operations. See Note 9 – Shareholders’ Equity for additional information regarding the Open Market Sale Agreement.
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
Net Loss Per Share
Prior to the Initial Public Offering ("IPO"), we calculated basic and diluted net loss per common share in conformity with the two-class method required for companies with participating securities. Our previously outstanding Class B preferred units met the criteria of a participating security as they contained the rights to an 8% “preferred return” on the deemed original equity value of each such Class B preferred unit (accrued daily since the date of issuance of each such Class B preferred unit). Under the two-class method, income or losses are allocated between the common shareholders and the Class B preferred unitholders. The two-class method includes an allocation formula that determines income or loss per unit for each class according to preferred dividends and undistributed earnings or losses for the period. Our reported net loss for the year ended January 2, 2022 is increased by the amount allocated to the Class B preferred units to arrive at the loss allocated to common shareholders for purposes of calculating net loss per share. As a result of our April 2021 corporate conversion and IPO, the number of common shares used to compute net loss per common share for the year ended January 2, 2022 was retrospectively adjusted to reflect the conversion akin to a split-like situation.
Subsequent to the IPO, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares and potentially dilutive securities outstanding for the period determined using the treasury-stock method. Because we reported a net loss for the years ended January 1, 2023 and January 2, 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At January 1, 2023, January 2, 2022, and January 3, 2021, there were restricted stock units and stock options totaling 2,209,000, 2,731,000 and 2,329,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the years ended January 1, 2023, January 2, 2022 and the computation of basic and diluted net loss per unit attributable to Class B preferred unitholders for the year ended January 3, 2021:

	Year Ended January 1, 2023	Year Ended January 2, 2022	Year Ended January 3, 2021

	(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(39,593)	$(50,696)	$(20,617)
Undistributed preferred return to Class B preferred unitholders	—	(398)	—
Net loss attributable to common shareholders	$(39,593)	$(51,094)	$(20,617)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	40,835	29,038	—
Weighted-average Class B preferred units outstanding, basic and diluted	—	—	18,000
Net loss per common share, basic and diluted	$(0.97)	$(1.76)	$(1.15)
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
Note 3 Summary of Significant Accounting Policies
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-2, Leases ("Topic 842"). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 3, 2022 for our year ending January 1, 2023. The adoption of Topic 842 did not have a material impact on our consolidated financial statements as disclosed in Note 16 – Leases.
In June 2016, the FASB issued a new credit loss accounting standard, ASU 2016-13, Current Expected Credit Losses (“Topic 326”). This guidance replaces the current allowance for loan and lease loss accounting standard and focuses on estimation of expected losses over the life of the loans instead of relying on incurred losses. The standard is effective for certain public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, we adopted the new standard on January 2, 2023 for our year ending December 31, 2023. Upon adoption, the Company expects the increase of its Allowance for credit loss to be immaterial.
Cash and Cash Equivalents
All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in our deposit accounts.
Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the need for an allowance for doubtful accounts by identifying troubled accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. We recorded an allowance for doubtful accounts of $1,638 and $0.0 at January 1, 2023 and January 2, 2022, respectively.
Inventories
Inventories consist of wafer raw materials, work in process, and supplies and spare parts. Cost is determined on the first-in, first-out basis. Raw materials are stated at weighted-average cost, while work in process inventory is stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. When net realizable value (which requires projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories) is below cost, we record a charge to cost of goods sold to write down inventories to their estimated net realizable value in advance of when inventories are actually sold. Supplies and spare parts are measured at cost and expensed when utilized. Supplies and spare parts are classified as inventory if expected use is within one year. Supplies and spare parts not expected to be used within one year are classified as other assets in our consolidated balance sheets. As discussed in Note 17 – Inventory Write Down, the write-down of inventory which we were contracted to manufacture for a specific customer is recorded separately in our consolidated statement of operations within cost of revenue. All other write-downs of our inventory are recorded within the caption Cost of revenue.
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
Property and Equipment
Property and equipment acquired in the normal course of business are initially recorded at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in our consolidated statements of operations. Depreciation has been computed using the straight-line method over the estimated useful lives of the assets which are generally seven to ten years for machinery and equipment and 25 years for buildings.
Intangible Assets
Intangible assets consist of purchased software and license costs from our acquisition of the business in 2017. Additionally, we have entered into license agreements for third-party software and licensed technology, which also comprise intangible assets. During the years ended January 1, 2023, January 2, 2022, and January 3, 2021, we acquired third-party software and licensed technology of $3,462, $1,416, and $4,076, respectively, which will be amortized over a weighted average estimated life of 9.3 years, 3 years, and 4.4 years, respectively.
Impairment of Long-Lived Assets
We review our long-lived assets, including property and equipment and intangible assets, to determine potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. Due to our history of operating losses and uncertainty with forecasts, we utilized third-party appraisers to assess the estimated fair value of our long-lived asset group. If such assets are considered impaired, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of long-lived assets. Management determined that there was no impairment of long-lived assets during the years ended January 1, 2023 and January 2, 2022.
Deferred Debt Issuance Costs
Deferred debt issuance costs consist of costs incurred in relation to obtaining our financing and revolving credit facility. These costs are amortized over the life of the related agreements using the effective interest method for our financing and the straight-line method for our revolving credit facilities. The amortization of these costs is included in interest expense. The unamortized debt issuance costs and debt discount are presented as a direct reduction from the outstanding borrowings in our consolidated balance sheet. Unamortized deferred debt issuance costs and debt discount at the time of an extinguishment of debt are charged to interest expense, as are third party costs of a modification.
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
The contingent consideration represented a declining percentage of revenue generated by the sale of Advanced Technology Services through 2022, and were paid quarterly. Contingent consideration of $816, $7,374, and $11,294 was paid during the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. During the years ended January 2, 2022 and January 3, 2021, we recorded contingent consideration expense (benefit) of $(2,710) and $2,094 to reflect the change in fair value of the contingent consideration obligation in our consolidated statements of operations. There was no royalty expense recorded in the year ended January 1, 2023, as the last remaining amounts owed to Cypress related to contingent consideration were paid in fiscal 2022.
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
Variable Interest Entities
We evaluate whether an entity is a VIE based on the sufficiency of the entity’s equity at risk and by determining whether the equity holders have the characteristics of a controlling financial interest. To determine if we are the primary beneficiary of a VIE, we assess whether we have the power to direct the activities that most significantly impact the economic performance of the entity as well as the obligation to absorb losses or the right to receive benefits that may be significant to the entity. These determinations are both qualitative and quantitative, and they require us to make judgments and assumptions about the entity’s forecasted financial performance and the volatility inherent in those forecasted results. We regularly review all existing entities for events that may result in an entity becoming a VIE or us becoming the primary beneficiary of an existing VIE. See Note 18 – Variable Interest Entity. Non-controlling interests reported in shareholders’ equity on the consolidated balance sheets represent the ownership interests in the consolidated VIE held by entities or persons other than CMI.
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

Wafer Services
Wafers are goods that are generally customer specific, highly customized and have no alternative use to us. Prior to March 2022, we did not have an enforceable right to obtain payment for performance completed to date plus a reasonable margin should a customer cancel an incomplete contract for reasons other than a failure by us to perform as promised. Accordingly, revenue from the sale of wafers was recognized at a point in time when control of the goods is transferred to the customer, which occurred upon shipment or receipt by the customer, depending on the contract terms. For a significant wafer services customer, due to a change in contract terms, we began recognizing revenue under a bill and hold arrangement in fiscal 2021, whereby the customer requested and agreed to purchase product to be delivered at a later date. Under this arrangement, control transfers over time during the fabrication process and is ready for delivery upon completion of electrical testing, but shipment is completed at the timing designated by the customer. The product is separately identified as belonging to the customer, the product is ready for shipment to the customer in its current form, and we do not have the ability to direct the product to a different customer. Upon completion of electrical testing, we have the right to invoice the customer, the customer obtains legal title, and the customer has the significant risks and rewards of ownership.
In March 2022, we signed a new contract with a significant wafer services customer. Under the contract, orders are non-cancellable and we have an enforceable right to complete the order and to payment for any finished or in-process wafers plus a reasonable margin. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers beginning in March 2022. The contract terms and pricing is applicable to all in-process and future wafers. We recorded revenue of $13,330 during the year ended January 1, 2023 to account for recognition of wafer services activities in process. In 2022, for certain of our Wafer Services customers, we continue to not have an enforceable right to obtain payment for performance completed to date plus a reasonable margin should a customer cancel an incomplete contract for reasons other than a failure by us to perform as promised. For these customers, revenue from the sale of wafers is recognized at a point in time.
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
2) Fixed priced research and development contracts (“Fixed Price”) - For Fixed Price contracts, revenue is recognized over time as work progresses using either the input or output method based upon which method we believe represents the best indication of the overall progress toward satisfying our performance obligation. Over time revenue recognition using the output method relies on surveys of performance completed to date or contractual milestones if they correlate directly with the progress to satisfy our performance obligation. During the third quarter of 2022, we signed new contracts with a significant Advanced Technology Services customer that we are recording revenue based upon the input method using a cost-based measure of progress. Over time revenue recognition using the input method, is based on costs incurred to date on performance obligations compared to estimated total cost required to complete the performance obligation as of the reporting date. We measure progress on these performance obligations by comparing total costs incurred to-date to the total estimated costs for the performance obligation, and record that proportion of the total performance obligation transaction price as revenue in the period. Costs include labor, manufacturing costs, materials and other direct costs related to the customer contract.
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
Advertising Costs
We expense advertising costs as they are incurred. Advertising expense for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, totaled $12, $107, and $268, respectively.
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
Note 4 Revenue
Disaggregate Revenue
The following table discloses revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Year Ended January 1, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$20,212	$53,283	$—	$73,495
Advanced Technology Services
T&M	—	85,992	—	85,992
Fixed Price	—	48,786	—	48,786
Other	—	—	4,668	4,668
Total Advanced Technology Services	—	134,778	4,668	139,446
Total revenue	$20,212	$188,061	$4,668	$212,941

	Year Ended January 2, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$51,157	$—	$—	$51,157
Advanced Technology Services
T&M	—	48,318	—	48,318
Fixed Price	—	58,705	—	58,705
Other	—	—	4,668	4,668
Total Advanced Technology Services	—	107,023	4,668	111,691
Total revenue	$51,157	$107,023	$4,668	$162,848

	Year Ended January 3, 2021
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Revenue recognized from foundry services obligation	Total Revenue
Wafer Services	$46,019	$—	$—	$399	$46,418
Advanced Technology Services
T&M	—	64,155	—	—	64,155
Fixed Price	—	29,476	—	—	29,476
Other	—	—	389	—	389
Total Advanced Technology Services	—	93,631	389	—	94,020
Total revenue	$46,019	$93,631	$389	$399	$140,438

The following table discloses revenue by country as determined based on customer address:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
United States	$184,908	$141,106	$118,480
United Kingdom	7,147	9,226	7,559
Canada	4,135	6,216	9,138
All others	16,751	6,300	5,261
Total revenue	$212,941	$162,848	$140,438
Deferred Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. We amortize such deferred costs as the related revenue is recognized. We recognized amortization of deferred contract costs in our consolidated statements of operations totaling $1,885, $1,512, and $462 for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. In our consolidated balance sheets, the current portion of deferred contract costs is included in Prepaid assets and other current assets, while the non-current portion of deferred contract costs is included in Other assets.
Contract Assets
Contract assets represent the satisfaction of over time performance obligations in advance of when we have the ability to invoice the customer. Contract assets are included in Accounts receivable, net in our consolidated balance sheets as follows:

Balance at January 3, 2021	$8,147
Transfers to accounts receivable, net	(24,664)
Increase due to revenue recognized in advance of customer billings	32,820
Balance at January 2, 2022	16,303
Transfers to accounts receivable, net	(15,980)
Increase due to revenue recognized in advance of customer billings	34,302
Balance at January 1, 2023	$34,625
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
Prior Contract Related to Facility Expansion - During 2019, we signed a long-term contract that included funding for additional manufacturing capacity. Under the contract, the customer has a first right of refusal to future manufacturing capacity and product that is discounted over a period of approximately seven years, which represents a material right. Consideration allocated to the material right is being recognized when or as the option is exercised or expires, which is expected to occur over the estimated period in which the customer can exercise its option and benefit from purchasing discounted product. The customer, therefore, has a right to acquire a finite number of goods at a discount over the seven-year period and such right is either exercised or expires over that term. Our customer’s ability to exercise its option to acquire product at a discount began once the base contract element was completed in Q2 2022 and continues for a period of approximately seven years.
BRIDG - In connection with the TED Agreement and CfN Lease as discussed in Note 2 – Basis of Presentation and Principles of Consolidation–Center for NeoVation, we executed the LOA pursuant to which we agreed to provide engineering and test wafer services as requested by BRIDG based on our standard hourly and activity-based rates, which we are accounting for as revenue over time as we perform. In addition, we agreed to provide BRIDG access to the cleanrooms in the facilities that are subject to the TED Agreement and the CfN Lease for an access fee of approximately $15,000, less facility expenses incurred by BRIDG of approximately $1,650. We are accounting for the access fee as a stand-ready obligation with revenue recognized ratably over 38 months, the life of BRIDG’s third-party contracts for which we are a subcontractor.
The contract liabilities and other significant components of deferred revenue are as follows:

	January 1, 2023			January 2, 2022
	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue
Current	$23,519	$4,667	$28,186	$16,141	$4,667	$20,808
Long-term	61,356	6,611	67,967	76,816	11,278	88,094
Total	$84,875	$11,278	$96,153	$92,957	$15,945	$108,902
Significant changes in contract liabilities are as follows:

Balance at January 3, 2021	$105,441
Revenue recognized included in the balance at the beginning of the year	(22,933)
Increase due to payments received, excluding amounts recognized as revenue during the year	10,449
Balance at January 2, 2022	92,957
Revenue recognized included in the balance at the beginning of the year	(18,601)
Increase due to payments received, excluding amounts recognized as revenue during the year	10,519
Balance at January 1, 2023	$84,875
Remaining Performance Obligations
As of January 1, 2023, we had $150,665 of remaining performance obligations of one year or more that had not been recognized, which were primarily related to Advanced Technology Services contracts. We expect to recognize those revenues as we satisfy our performance obligations, which do not exceed the remaining 6.5 years.
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
Contract Modifications
When contracts are modified to account for changes in contract specifications and requirements, we consider whether the modification either creates new, or changes existing, enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original product or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) under the cumulative catch-up method. When the modifications include additional performance obligations that are distinct and at a relative stand-alone selling price, they are accounted for as a new contract and performance obligation and recognized prospectively. During the year ended January 1, 2023, we had a significant contract modification with a customer pursuant to which the customer’s option to purchase discounted services expired during the fourth quarter 2022, resulting in a recognition of $4.7 million of revenue previously recorded as a contract liability. We had no significant contract modifications during the year ended January 2, 2022.
Note 5 Balance Sheet Information
Certain significant amounts included in our consolidated balance sheets consist of the following:

	January 1, 2023	January 2, 2022
Accounts receivable, net:
Trade accounts receivable	$29,683	$23,022
Unbilled revenue (contract assets)	34,625	16,303
Allowance for doubtful accounts	(1,638)	—
Other receivables	—	56
Total accounts receivable, net	$62,670	$39,381

Allowance for doubtful accounts:
Balance at January 2, 2022 (1)	$—
Add
Provision for doubtful accounts	1,638
Deduct
Accounts charged-off	—
Less recoveries of accounts charged-off	—
Net accounts charge-offs (recoveries)	—
Balance at January 1, 2023	$1,638
(1)We did not record an Allowance for doubtful accounts prior to January 2, 2022.

	January 1, 2023	January 2, 2022
Inventories:
Raw materials	$3,991	$3,340
Work-in-process	359	7,339
Supplies and spare parts	9,047	6,821
Total inventories—current	13,397	17,500
Supplies and spare parts classified as other assets	2,605	2,388
Total inventories	$16,002	$19,888

	January 1, 2023	January 2, 2022
Prepaid expenses and other current assets:
Prepaid expenses	$2,395	$1,759
Deferred contract costs	2,097	1,579
Prepaid inventory	129	516
Equipment purchased for customers (1)	5,669	—
Total prepaid assets and other current assets	$10,290	$3,854
(1)We acquired equipment for a customer that is being installed and calibrated in our facility. Prior to the customer obtaining ownership and control of the equipment, we recorded costs incurred to date within prepaid expenses and other current assets.

	January 1, 2023	January 2, 2022
Property and equipment, net:
Land	$5,396	$5,396
Buildings and improvements	88,141	87,156
Machinery and equipment	187,276	143,105
Fixed assets not yet in service	9,746	29,229
Total property and equipment, at cost	290,559	264,886
Less: Accumulated depreciation	(110,644)	(84,411)
Total property and equipment, net	$179,915	$180,475
Depreciation expense was $26,353, $25,478, and $17,721, for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. In December 2021, we completed an assessment of the useful lives of our machinery and equipment and adjusted the estimated useful life from seven years to ten years to better reflect the estimated periods during which the assets will remain in service. This change in accounting estimate was effective beginning in December of 2021 on a prospective basis for all machinery and equipment acquired after March 1, 2017, the date in which we became an independent company as part of a divestiture from Cypress. The effect of this change in estimate resulted in a $1,775 decrease in depreciation expense for the year ended January 1, 2023.
Intangible assets consist of purchased software and license costs and a customer list from our acquisition of the business in 2017. Additionally, we have entered into license agreements for third-party software and licensed technology, which also comprise intangible assets. During the year ended January 1, 2023, we acquired third-party software and licensed technology of $3,462, which will be amortized over a weighted average estimated life of 9.3 years. Intangible assets are summarized as follows:

	January 1, 2023	January 2, 2022
Intangible assets, net:
Customer list	$—	$1,500
Software and licenses	10,277	6,625
Total intangible assets, at cost	10,277	8,125
Less: Accumulated amortization	(4,669)	(4,234)
Total intangible assets, net	$5,608	$3,891

For the years ended January 1, 2023, January 2, 2022, and January 3, 2021, amortization of the customer list intangible asset charged to operations was $0, $353, and $353, and amortization of software and licenses was $1,839, $1,537, and $792, respectively.
Remaining estimated aggregate annual amortization expense for intangible assets is as follows for the years ending:

Amortization Expense
2023	1,644
2024	927
2025	744
2026	578
2027	306
Thereafter	1,409
Total	$5,608

	January 1, 2023	January 2, 2022
Other assets:
Supplies and spare parts	$2,605	$2,388
Deferred contract costs	—	1,760
Operating lease right-of-use assets	141	—
Other assets	944	687
Total other assets	$3,690	$4,835

	January 1, 2023	January 2, 2022
Accrued expenses:
Accrued compensation	$5,705	$4,557
Licensed technology	1,500	—
Accrued commissions	30	189
Accrued fixed asset expenditures	20	861
Accrued royalties	4,734	1,854
Finance lease obligations	786	1,192
Accrued inventory	1,294	1,966
Other accrued expenses	11,143	6,864
Total accrued expenses	$25,212	$17,483

	January 1, 2023	January 2, 2022
Other long-term liabilities:
Finance lease obligations	$9,257	$1,200
Operating lease liability	100	—
Accrued customer payable	3,728	3,150
Licensed technology	500	—
Total other long-term liabilities	$13,585	$4,350
Note 6 Debt
The components of debt outstanding are as follows:

	January 1, 2023	January 2, 2022
Revolver	$60,093	$26,223
Financing (by VIE)	36,826	37,850
Tool financing loan	3,037	—
Unamortized debt issuance costs (1)	(7,103)	(4,624)
Total long-term debt, including current maturities	92,853	59,449
Less: Current portion of long-term debt	(57,672)	(1,021)
Long-term debt, excluding current portion and unamortized debt issuance costs	$35,181	$58,428
__________________
(1)Unamortized debt issuance costs as of January 1, 2023 included $4,277 for the Revolver (as defined below) and $2,826 for the Financing (as defined below). Unamortized debt issuance costs as of January 2, 2022 included $1,471 for the Revolver and $3,153 for the Financing (by VIE).
Revolver
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC ("Siena"). The Loan Agreement provides for a revolving line of credit of up to $100 million with scheduled maturity date of December 28, 2025 (the "Revolver"). The Company incurred $4,277 of debt issuance costs, which will be amortized as additional interest expense over the life of the Revolver. In connection with the entry into the Loan Agreement, the Company repaid $43,495 in outstanding indebtedness under and terminated our lending agreement with Wells Fargo, and recognized a $1,101 write-off of unamortized debt issuance costs.
Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory and equipment, subject to various conditions, limits and any availability block as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. Under certain circumstances, Siena may from time to time establish and revise reserves against the borrowing base and/or the maximum revolving facility amount.
Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (SOFR) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5%, and 7% per annum. The applicable margin is an applicable percentage based on the fix charged coverage ratio that ranges from 6.25% to 5.25% per annum for term SOFR loans and ranges from 5.25% to 4.25% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10,000 in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15,000 calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing 12 month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15,000. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. We are also obligated to pay to Siena, for its own benefit, certain customary fees.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the consolidated balance sheet in accordance with ASC 470-10-45-5.
Financing
On September 30, 2020, the VIE which we consolidate (see Note 15 – Related Party Transactions, and Note 18 – Variable Interest Entity) entered into a loan agreement with Citi Real Estate Fund for $39,000 (the “Financing”). The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. The interest rate under the Financing is fixed at 3.44%. The Financing is guaranteed by our principal stockholder, Oxbow, who is also the sole equity member of the VIE.
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
Tool Financing Loan
On October 20, 2022, we entered into an agreement to sell a semiconductor manufacturing tool to an equipment financing lender for $3,100. We subsequently entered into an agreement to lease the tool from the lender for monthly payments of $87 over 42 months. The agreement provides for a bargain purchase option at the end of the lease term which we intend to exercise. Because control of the asset did not transfer to the lender, and due to our intent to exercise the bargain purchase option at the end of the lease term, we accounted for the transactions as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the property with the proceeds received recorded as a financial obligation.
Paycheck Protection Program
On April 18, 2020, we received proceeds of $6,453 pursuant to a loan from TCF Bank under the Paycheck Protection Program (“PPP”). On June 10, 2021, the PPP loan was fully forgiven and $6,453 was recorded as other income in the consolidated statement of operations.
Maturities
The Revolver is due in December 2025. The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. Future principal payments as of January 1, 2023 for our Revolver and consolidated VIE’s Financing, excluding unamortized debt issuance costs, are as follows:

2023	61,948
2024	1,963
2025	2,088
2026	1,599
2027	1,219
Thereafter	31,139
Total	$99,956

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
Note 7 Income Taxes
The components of income tax expense (benefit) are as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Current:
Federal	$562	$379	$1,499
State	3	(106)	1,033
Total current tax expense	565	273	2,532
Deferred:
Federal	148	(6,794)	2,777
State	96	(269)	(390)
Total deferred tax expense (benefit)	244	(7,063)	2,387
Income tax expense (benefit)	$809	$(6,790)	$4,919
A reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 21% to loss before income taxes is as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Taxes at U.S. statutory tax rate	$(7,573)	$(11,381)	$(3,107)
State income taxes, net of federal income tax benefit	(1,689)	(1,023)	(297)
Paycheck Protection Program loan forgiveness	—	(1,477)	—
Permanent differences	337	59	(97)
Federal tax credits	—	(400)	(281)
Remeasurement of deferred tax assets and liabilities	(1,469)	—	(58)
Change in valuation allowance	10,035	8,210	1,609
Equity-based compensation	652	—	(1,196)
Non-deductible executive compensation	541	561	—
Disallowed loss on sale-leaseback transaction	—	—	8,208
Non-controlling interest	(746)	(745)	(190)
Other	721	(594)	328
Income tax expense (benefit)	$809	$(6,790)	$4,919
Effective income tax rate	(2.2)%	12.5%	33.2%
The effective tax rates for the years ended January 1, 2023 and January 2, 2022 differ from the statutory tax rates due to state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units and changes in our deferred tax asset valuation allowance. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the years ended January 1, 2023 and January 2, 2022 were (2.2)% and 12.5%, respectively. The effective income tax rate was lower than our statutory tax rate of 21% for the years ended January 1, 2023 and January 2, 2022 primarily due to a deferred tax asset valuation allowance.

The significant components of deferred tax assets and liabilities are reflected in the following table:

	January 1, 2023	January 2, 2022
Deferred tax assets:
Deferred compensation and accrued vacation	$493	$966
Deferred revenue	21,969	22,368
Financing lease	8,621	7,682
Net operating loss and credit carryforwards	11,970	4,194
Inventory	9,414	5,176
Stock-based compensation	1,539	1,629
Research and development costs	2,068	—
Interest expense limitation	1,846	4
Lease liability	2,213	—
Other	645	542
Total deferred tax assets	60,778	42,561
Deferred tax liabilities:
Property & equipment	(41,652)	(33,129)
Prepaids and other	(510)	(608)
Total deferred tax liabilities	(42,162)	(33,737)
Net deferred tax asset	18,616	8,824
Valuation allowance	(19,855)	(9,819)
Net deferred tax liability after valuation allowance	$(1,239)	$(995)
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $19,855 and $9,819 was recorded as of January 1, 2023 and January 2, 2022, respectively to reduce our net deferred tax assets to the amount that is more likely than not to be realized.
The Company had $11,970 and $3,794 of federal and state net operating loss carryforwards as of January 1, 2023 and January 2, 2022, respectively. Our federal net operating loss carryforwards do not expire. Federal net operating loss carryforwards are subject to limitation of 80% of taxable income in any given tax year beginning after December 31, 2020. Our state net operating loss carryforwards will expire over various periods through 2042 and most are not subject to the aforementioned limitation.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct experimentation expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes if incurred in the United States. This provision resulted in a new deferred tax asset of $2,068 as of January 1, 2023. However, there was no net impact to the balance sheet as the valuation allowance was increased to fully offset this new deferred tax asset. There was no impact to the statement of operations for this provision.
On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the "IRA") was signed into U.S. law. The IRA includes various tax provisions, including a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations and a 15% corporate alternative minimum tax that applies to certain corporations with adjusted financial statement income in excess of $1.0 billion. The Company does not expect any material impacts from these provisions.
We are not currently under examination by the Internal Revenue Service or in any state jurisdictions, but we may be subject to examination in these jurisdictions in the future. Our tax returns are open to examination for the years 2018 through 2022. We have analyzed our filing position with the Internal Revenue Service and all state tax jurisdictions where we file tax returns. We believe our income tax filing positions and deductions will be sustained on examination and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations or cash flows. Pursuant to FASB authoritative guidance regarding accounting for tax uncertainties, no liability has been recorded for uncertain tax positions.
As allowed under this guidance, we would accrue, if applicable, income tax related interest and penalties in income tax expense in our consolidated statements of operations. No interest and penalties were incurred during the years ended January 1, 2023 and January 2, 2022.
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
Conversion
On April 14, 2021, we completed a corporate conversion. Pursuant to the certificate of incorporation effected in connection with the corporate conversion, our authorized capital stock consists of 200,000,000 shares of voting common stock, par value $0.01 per share, and 80,000,000 shares of preferred stock, par value $0.01 per share. As of January 1, 2023, giving effect to the corporate conversion and our IPO, 43,704,876 shares of common stock were issued and outstanding. No shares of our preferred stock were outstanding. On April 21, 2021, our common stock began trading on the Nasdaq Stock Market under the symbol “SKYT”.
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
Open Market Sale Agreement

On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to $100 million in shares of the Company’s common stock. From the date of the Open Market Sale Agreement through January 1, 2023, the Company sold 435,419 shares under the Open Market Sale Agreement at an average sale price of $9.28 per share, resulting in gross proceeds of approximately $4.0 million before deducting sales commissions and fees of approximately $0.6 million. The Company used the net proceeds of approximately $3.5 million to pay down its Revolver and fund its operations. As of January 1, 2023, approximately $96 million in shares were available for issuance under the Open Market Sale Agreement.
Common Stock Offering
On November 17, 2022, we completed a public offering (the “Offering”) and issued 1,916,667 shares of common stock, including the underwriter's exercise of its right to purchase additional shares, at a price per share of $9.00 to the public, less underwriting discounts and commissions. We received net proceeds of $16.1 million from the Offering, after deducting the underwriting discounts and commissions and offering expenses. We used the net proceeds from the Offering primarily for general corporate purposes, which included, among other things, funding of operations, repayment of indebtedness, additions to working capital and/or capital expenditures.
Note 10 Share-Based Compensation
2021 Equity Incentive Plan
In connection with our IPO, we adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO and no further awards will be issued under the previous Employee Unit Option Plan. No awards remained outstanding from the Employee Unit Option Plan as of January 1, 2023 and at the corporate conversion date. Under the 2021 Equity Plan, 5,150,000 shares of common stock are available for issuance to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. The share reserve of the 2021 Plan will be increased effective the first business day of each calendar year commencing in 2022 by an amount equal to the lesser of: (i) 150,000 shares of common stock; (ii) three percent (3%) of the shares of common stock outstanding on the final day of the immediately preceding calendar year; and (iii) such smaller number of shares of common stock as determined by the compensation committee.
Stock Options
On April 21, 2021, we granted 343,000 stock options which vest in full on the first anniversary of the grant date and expire 15 months from the grant date. During the year ended January 1, 2023, we also granted 641,000 stock options which vest ratably on each of the first, second, third, and fourth anniversaries of the grant date and expire ten years from the grant date. Share-based compensation expense related to stock option awards was $1,647, $1,348, and $488, for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Actual forfeitures are recognized as they occur.
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

	Year Ended January 1, 2023	Year Ended January 2, 2022	Year Ended January 3, 2021
Expected volatility:	73.0%	46.0%	55.6%
Expected term:	6.25 years	1.13 - 6.25 years	1.0 year
Risk-free interest rate:	2.1%	0.09% - 1.38%	0.1%

The following table summarizes our stock option activity during the twelve months ended January 1, 2023:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance outstanding as of January 2, 2022	986	$14.29
Granted	641	$11.38
Exercised	(2)	$14.00
Forfeited or canceled	(515)	$13.63
Balance outstanding as of January 1, 2023	1,110	$12.92	8.79 years	$—
Balance vested and exercisable as of January 1, 2023	139	$14.44	8.33 years	$—
The weighted average grant-date fair value of options granted in the years ended January 1, 2023, January 2, 2022, and January 3, 2021 was $5.50, $5.38, and $0.00 respectively. As of January 1, 2023, total unrecognized compensation cost related to stock options was $4,578 and is expected to be recognized over a weighted average period of approximately 2.83 years.
Restricted Common Stock
On November 1, 2020, we granted 4,672 restricted common units to two directors. Upon the corporate conversion, such restricted common units were converted into 6,788 shares of restricted common stock, which vested during the fourth quarter of fiscal 2021.
Restricted Common Stock Units
On April 21, 2021, we granted 441,000 restricted common stock units to eligible employees and directors which vest in full on the first anniversary of the grant date. During the year ended January 1, 2023, we also granted 458,000 restricted common stock units which vest ratably on each of the first, second and third anniversaries of the grant date. The common stock relating to these restricted common stock units is issued upon vesting. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units have been issued.
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
Share-based compensation expense related to restricted common stock unit awards was $5,692, $10,000, and $0, for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Actual forfeitures are recognized as they occur. Total unrecognized compensation cost related to restricted common stock units was $5,160 and $3,987 as of January 1, 2023 and January 2, 2022, respectively, and is expected to be recognized over a weighted average period of approximately 1.40 years. The estimated fair value of restricted common stock units is based on the grant date closing price of our common stock for time-based vesting awards. The total fair value of restricted stock units vested during the years ended January 1, 2023, January 2, 2022, and January 3, 2021 was $6,749, $13,960, and $0 respectively.
The following table summarizes our restricted common stock unit activity during the twelve months ended January 1, 2023:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Balance outstanding as of January 2, 2022	1,745	$8.34
Granted	458	$10.03
Vested	(1,026)	$8.98
Forfeited or canceled	(78)	$15.04
Balance outstanding as of January 1, 2023	1,099	$7.99
2021 Employee Stock Purchase Plan
In connection with our IPO, we also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A maximum of 519,000 shares of our common stock has been reserved for issuance under the 2021 ESPP. Under the 2021 ESPP, eligible employees may purchase our common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of our common stock as of the beginning or end of each offering period, which may range from 6 to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of our common stock may be purchased by an employee each offering period. The initial six-month offering period commenced on September 1, 2021 and 188,000 shares were purchased under the 2021 ESPP during the year ended January 1, 2023. As of January 1, 2023, $983 was withheld on behalf of employees for future purchases under the 2021 ESPP and recorded as accrued compensation. Share-based compensation expense related to the 2021 ESPP was $877 for the year ended January 1, 2023. Actual forfeitures are recognized as they occur. As of January 1, 2023, total unrecognized compensation cost related to the 2021 ESPP was $176 and will be recognized on a straight-line basis over the six-month offering period.
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

	Year Ended January 1, 2023	Year Ended January 2, 2022
Expected volatility:	73.0%	46.3%
Expected term (in years):	0.50	0.50
Risk-free interest rate:	3.34%	0.06%
Weighted average grant-date fair value per share	$4.45	$8.87
Share-Based Compensation Expense Allocation
Share-based compensation expense was allocated in the consolidated statements of operations as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Cost of revenue	$2,470	$2,550	$—
Research and development	575	1,148	—
Selling, general and administrative expenses	5,171	7,979	488
	$8,216	$11,677	$488
Note 11 Benefit Plans
401(k) Plan
We established a defined contribution plan which qualifies under Section 401(k) of the Code and covers employees who meet certain age and service requirements. Employee contributions are limited to the maximum amount allowed by the Code. We may make discretionary matching contributions or profit-sharing contributions. For the years ended January 1, 2023, January 2, 2022, and January 3, 2021, we made contributions of $1,531, $1,751, and $1,005, respectively.
Long-Term Incentive Plan
We adopted a long-term incentive plan (“LTIP”) in 2018 for certain key employees. Management determined the key employees who were eligible to participate in the program and the amounts to be awarded to each such employee. The employee vested in the deferred compensation 50 percent after three years of service and 100 percent after five years of service. Employees are 100 percent vested in the event of death, disability, retirement or change in control. Until January 2, 2021, the amounts awarded were adjusted by the percentage change in our annual appraised value. Effective January 3, 2021, the outstanding awards continued to vest but were no longer adjusted for the annual investment return.
Effective April 2021, the Board of Directors terminated the LTIP. Under Internal Revenue Code Section 409(A) regulations, payouts could not occur within 12 months from the date of termination, but were required to be completed within 24 months of plan termination. Beginning in June 2022, the plan asset liquidation began with participants receiving a quarter of their account value in company stock in four equal payments beginning in June 2022, and ending in March 2023. Following the March 2023 distribution, the assets of the plan will be fully distributed to participants.
The value of the LTIP award is recognized as expense over the requisite service period in our consolidated statements of operations. Total compensation expense related to the LTIP was $390, $855 and $2,152 for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

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
Level 3 inputs are used in the valuation of our contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

	Contingent Consideration	Warrant Liability
Balance at December 29, 2019	$20,100	$14,780
Payments	(11,294)	(14,000)
Change in fair value	2,094	(780)
Balance at January 3, 2021	10,900	—
Payments	(7,374)	—
Change in fair value	(2,710)	—
Balance at January 2, 2022	816	—
Payments	(816)	—
Change in fair value	—	—
Balance at January 1, 2023	$—	$—
The change in fair value is reflected in our consolidated statements of operations.
The fair value of our contingent consideration liability was determined using forecasted receipts of projected future revenues of Advanced Technology Services. The royalty was paid out quarterly through 2022. The forecasted future cash flows were discounted reflecting the risk in estimating future revenues. There are no future cash payments to be made as this liability was paid in full during 2022.
The fair value of our warrant liability was developed using the approach discussed in Note 8 – Warrant Liability. The warrants were revalued at December 29, 2019 based on updated forecasts of our business, and changes in marketplace assumptions including the discount rate, and revenue and earnings multiples of guideline companies. On December 28, 2020, we repurchased the warrants for $14,000.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at January 1, 2023 and January 2, 2022 due to the short maturity of these items. The carrying values of our borrowings under our Revolver and Financing approximate their fair values due to the frequency of the floating interest rate resets on these borrowings. The fair value of the Revolver and Financing were determined based on inputs that are classified as Level 2 in the fair value hierarchy.
Our non-financial assets such as property and equipment and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of January 1, 2023 and January 2, 2022, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 13 Commitments and Contingencies
Foundry Services Agreement
Under the FSA which expired in June 2020, we were required to provide semiconductor wafers to our main customer over a 40-month period, beginning March 1, 2017, at contractual rates. As part of the FSA, the customer guaranteed certain levels of purchase orders for wafers. Revenue from this customer was $59,848 for the year ended January 1, 2023.
Self Insurance
We maintain a self-insurance program for our employees’ health care costs. We are liable for losses on claims up to $200 per individual and $7,353 in total for all individuals as of January 1, 2023. We maintain third party insurance coverage for any losses in excess of such amounts. Self-insurance costs are accrued based on claims reported as of the balance sheet date, as well as an estimated liability for claims incurred but not reported. The accrued liability for self-insurance costs of $736 and $447 as of January 1, 2023 and January 2, 2022, respectively, was recorded in accrued expenses in our consolidated balance sheets.
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
Capital Expenditures
We have various contracts outstanding with third parties which primarily relate to semiconductor tool purchases and installation. We have approximately $4,836 of contractual commitments outstanding as of January 1, 2023 that we expect to be paid in 2023, through cash on hand and operating cash flows.
Capital Lease Commitments
The Company leases certain manufacturing equipment and an office space in Kissimmee, Florida under non-cancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was $9,740 at January 1, 2023.
Lease Commitments
The Company leases warehouse space in Eagan, Minnesota with a lease term through December of 2025. As of January 1, 2023, the future minimum payments for this lease are $154.
Note 14 Major Customers and Concentration Risk
The following customers accounted for 10% or more of revenue for the years ended January 1, 2023, January 2, 2022 and January 3, 2021:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Customer A	20%	24%	14%
Customer B	28%	25%	29%
Customer C	*	*	16%
Customer E	11%	*	*
	59%	49%	59%
__________________
* Represents less than 10% of revenue.
The loss of a major customer could adversely affect our operating results and financial condition.
Note 15 Related Party Transactions
Oxbow Industries, LLC (“Oxbow”), our principal stockholder, provided management and financial consulting services to us for an annual management fee not to exceed $700. We incurred management fees to Oxbow of $0, $215, and $640 for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively, which have been expensed and included in selling, general and administrative expenses in our consolidated statements of operations.
A member of our board of directors provided legal and professional services to us. We incurred fees of $0, $117, and $239 for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively, which have been expensed and included in selling, general and administrative expenses in our consolidated statements of operations.
Sale-Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to an entity (“Oxbow Realty”) controlled by our principal stockholder for $39,000, less applicable third-party transaction costs of $1,494 and fees paid to Oxbow Realty of $1,950, representing expenses incurred to complete the sale, and to our principal owner of $1,950, representing fees to secure a guarantee of Oxbow Realty’s loan from a bank. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting “additional rent,”

including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of January 1, 2023 were as follows (such amounts are eliminated from our consolidated financial statements due to the consolidation of Oxbow Realty, see Note 18 – Variable Interest Entity):

2023	4,932
2024	5,031
2025	5,132
2026	5,234
Thereafter	84,116
Total lease payments	104,445
Less: imputed interest	(76,818)
Total	$27,627
Note 16 Leases
On January 3, 2022, we adopted ASU No. 2016-02, Leases, and all related amendments using the "Comparatives Under 840 Option" transition approach. Under this transition approach, comparative prior periods, including disclosures, were not restated. We elected the transition package of practical expedients which, among other things, allowed us to carry forward historical lease classification. We chose not to elect the hindsight practical expedient. The adoption of the standard did not have an impact on our consolidated statements of operations and there was no adjustment to our retained earnings. We do not expect the adoption of the new standard to have a material impact on our operating results on an ongoing basis.
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
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of our leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain we will exercise that option. As of January 1, 2023, the operating lease liability and operating right-of-use assets did not include any lease extension options.
We have lease agreements with lease and non-lease components and have elected to account for these as a single lease component only for equipment leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows:

Year Ended January 1, 2023
Operating lease cost	$52
Finance lease cost:
Amortization of assets	$1,834
Interest on lease liabilities	$763
Variable lease cost	$—
Total net lease cost	$2,649
Short-term lease cost amounted to $279 for the year ended January 1, 2023.
Supplemental cash flow information related to leases are as follows:

Year Ended January 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$49
Operating cash flows used for finance leases	$757
Financing cash flows used for finance leases	$1,603

Right of use assets obtained in exchange for lease liabilities:
Operating leases	$184
Finance leases	$9,126
The weighted average remaining lease term and weighted average discount rates related to leases are as follows:

January 1, 2023
Weighted average remaining lease term:
Operating leases	3.0 years
Finance leases	13.7 years
Weighted average discount rate:
Operating leases	4.8%
Finance leases	8.6%
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	January 1, 2023
Assets
Operating lease right-of-use assets	Other assets	$141
Finance lease right-of-use assets	Property and equipment, net	$9,740
Total lease right-of-use assets		$9,881
Operating lease liabilities
Current portion of operating lease liabilities	Accrued expenses	$44
Operating lease liabilities, excluding current portion	Other long-term liabilities	$100
Total operating lease liabilities		$144
Finance lease liabilities
Current portion of finance lease liabilities	Accrued expenses	$786
Finance lease liabilities, excluding current portion	Other long-term liabilities	$9,257
Total finance lease liabilities		$10,043
Total lease liabilities		$10,187
Future maturities of lease liabilities as of January 1, 2023 are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
2023	50	1,458	1,508
2024	52	1,234	1,286
2025	53	1,155	1,208
2026	—	1,157	1,157
2027	—	1,144	1,144
Thereafter	—	10,943	10,943
Total lease payments	155	17,091	17,246
Less imputed interest	(11)	(7,048)	(7,059)
Total lease liabilities	$144	$10,043	$10,187

SkyWater as the Lessor
In March 2020, we executed a contract with a customer that includes the right to use of a portion of our existing facility to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue. See Note 4 – Revenue for additional information on revenue recognition and deferred revenue of the operating lease. The carrying value of the facility space utilized by the lessee was approximately $27,000, net of accumulated depreciation of $2,902 and $1,558 as of January 1, 2023 and January 2, 2022, respectively, and is included in property and equipment on our consolidated balance sheets.
Note 17 Inventory Write Down
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
Note 18 Variable Interest Entity
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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by us as of January 1, 2023 and January 2, 2022. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

	January 1, 2023	January 2, 2022
Cash and cash equivalents	$16	$475
Prepaid expenses	860	192
Finance receivable	37,652	37,437
Other assets	256	200
Total assets	$38,784	$38,304
Accounts payable	$117	$1,232
Accrued expenses	1,581	479
Debt	36,778	37,793
Total liabilities	$38,476	$39,504
The following table shows the revenue and expenses of Oxbow Realty that are consolidated by us for the years ended January 1, 2023 and January 2, 2022, and for the period from September 29, 2020 to January 3, 2021. We began consolidating Oxbow Realty on September 29, 2020. We have included these amounts, net of eliminations, in the corresponding tables in the notes to our consolidated financial statements.

	Year Ended January 1, 2023	Year Ended January 2, 2022	Year Ended January 3, 2021
Revenue	$5,052	$5,018	$1,345
General and administrative expenses	1,016	382	213
Interest expense	1,314	1,343	229
Total expenses	2,330	1,725	442
Net income	$2,722	$3,293	$903
Note 19 Condensed Financial Information (Parent Company Only)
Since the restricted net assets of SkyWater Technology, Inc.'s subsidiaries (formerly CMI Acquisition, LLC) exceed 25% of our consolidated net assets, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with our consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Balance Sheets

	January 1, 2023	January 2, 2022

	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Income tax receivable	169	745
Total current assets	169	745
Due from subsidiaries	54,032	24,419
Investment in subsidiaries	53,669	61,127
Deferred income tax asset	1,616	404
Total assets	$109,486	$86,695
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term financing, net of unamortized debt issuance costs	$55,817	$—
Current portion of long-term debt	—	—
Income taxes payable	—	—
Current portion of contingent consideration	—	816
Total current liabilities	55,817	816
Long-term liabilities:
Long-term debt, less current portion and unamortized debt issuance costs	—	24,752
Contingent consideration, less current portion	—	—
Total liabilities	55,817	25,568
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value per share (80,000,000 and 80,000,000 shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 and 200,000,000 shares authorized; 43,704,876 and 39,836,038 shares issued and outstanding)	437	398
Additional paid-in capital	147,304	115,208
Accumulated deficit	(94,072)	(54,479)
Total shareholders’ equity	53,669	61,127
Total liabilities and shareholders’ equity	$109,486	$86,695

SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Statements of Operations

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021

	(in thousands, except per unit and per share data)
Revenue	$—	$—	$—
Operating expenses	—	—	—
Operating income	—	—	—
Other income (expense), net	—	—	—
Loss before income taxes and equity in net loss of subsidiaries	—	—	—
Income tax expense (benefit)	—	—	—
Equity in net loss of subsidiaries	(39,593)	(50,696)	(20,617)
Net loss	$(39,593)	$(50,696)	$(20,617)
Net loss per share attributable to common shareholders, basic and diluted	$(0.97)	$(1.76)
Net loss per unit attributable to Class B preferred unitholders, basic and diluted			$(1.15)
Basis of Presentation
SkyWater Technology, Inc. (the “Parent”) owns 100% of SkyWater Technology Foundry, SkyWater Federal and SkyWater Florida, our primary operating subsidiaries. The Parent was formed from the conversion of CMI Acquisition, LLC into a Delaware corporation on April 14, 2021 and became the ultimate parent of the subsidiaries previously owned by CMI Acquisition, LLC.
The Parent is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. No investment or non-controlling interest related to Oxbow Realty is shown in the parent company schedule, as subsidiaries and VIE’s are not consolidated, and the Parent does not have rights or obligations to these amounts. The Parent has no cash and, as a result, all expenses and obligations of the Parent are allocated to and paid by its subsidiaries. The Parent and SkyWater Technology Foundry are the borrowers under the Revolver discussed in Note 6 – Debt. However, SkyWater Technology Foundry is limited in its ability to declare dividends or make any payment on equity to, directly or indirectly, fund a dividend or other distribution to the Parent in connection with those borrowings. Dividends, redemptions and other payments on equity (restricted payments) are limited to (1) restricted payments to the loan parties, and (2) declaring and making dividend payments or other distributions payable solely in capital stock. Due to the aforementioned restrictions, substantially all of the net assets of the Parent’s subsidiaries are restricted.
These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the investment in subsidiaries is presented under the equity method of accounting. A condensed statement of cash flows was not presented because the Parent has no cash, and, therefore, no material operating, investing, or financing cash flow activities for the years ended January 1, 2023, January 2, 2022, or January 3, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As a result, these parent-only statements should be read in conjunction with the accompanying notes to these consolidated financial statements.
Note 20 Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to January 1, 2023 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the U.S. Securities Exchange Commission for newly public companies. Additionally, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 1, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 1, 2023 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2022, we identified material weaknesses in the Control Environment and Risk Assessment components of the COSO framework, and the revenue accounting process due to our limited accounting and finance resources.
To address our material weaknesses, we developed a remediation plan which included the implementation and documentation of policies, procedures, and controls. In executing the remediation plan, we have created additional roles within the financial reporting group. Certain of these roles have been filled with permanent employees that have several years of experience in the public accounting sector, as well as working with public companies. Another role has been filled with a temporary contractor while we search for a permanent employee to fill this position. In the second quarter of fiscal year 2022, we completed the design of the internal controls in the financial reporting and revenue accounting processes. In the third quarter of fiscal year 2022, we implemented and documented policies, procedures, and internal controls over the financial reporting and revenue accounting processes. In addition, we completed initial testing of these internal controls in the third quarter of fiscal year 2022, utilizing a third-party expert. During the fourth quarter of fiscal year 2022, we continued to implement and document policies, procedures, and internal controls over other accounting processes in addition to financial reporting and revenue that were completed earlier in the year. Further testing was completed, utilizing a third-party expert.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As of January 1, 2023, we have material weaknesses in the Control Environment, Risk Assessment and Control Activities components of the COSO framework. As an emerging growth company, we have limited accounting and finance resources. We continue to implement policies, procedures, and internal controls to improve our control environment and risk assessment and we have hired certain employees that have had a limited period of time in their roles. The material weakness in Control Activities has resulted in deficiencies in the design and implementation of controls, that individually or in the aggregate were considered a material weakness, in certain processes including financial reporting, accounting information technology, primarily related to our inventory and time recording systems that impact revenue recording, and the operation of our controls in the expenditures process. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Remediation Plan

Our remediation plan will focus on continuing to ensure we have adequate accounting and finance resources with the appropriate tenure with the Company, the hiring of a controller or other senior accounting position, and the implementation of controls in the financial reporting, accounting information technology and expenditures processes identified during fiscal year 2022.
The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Except for the matters discussed previously, there were no other changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of January 1, 2023:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our shareholders (1)	1,110,000 (2)	$12.92 (3)	3,254,000 (4)
Equity compensation plans not approved by our shareholders (5)	N/A	N/A	N/A
Total	1,110,000	$12.92 (3)	3,254,000 (4)
__________________
(1)Columns (a) and (c) of the table above do not include 562,000 unvested restricted common stock units outstanding under the SkyWater Technology, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”) or 519,000 shares available for issuance under the SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan.
(2)Consists of options outstanding under the Equity Incentive Plan.
(3)Represents the weighted-average exercise price of outstanding options under the Equity Incentive Plan.
(4)Reflects the number of shares available for future issuance under the Equity Incentive Plan.
(5)Columns (a) and (c) of the table above do not include 537,000 unvested restricted common stock units outstanding that were converted from restricted unit units upon our corporate conversion.
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

4.2	Description of Registrant’s Securities (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2022)

10.1+	SkyWater Technology, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.2+	Nonqualified Stock Option Agreement pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.3+	Incentive Stock Option Agreement pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.4+	Restricted Stock Unit Agreement pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.5+
Restricted Stock Unit Agreement for Directors pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.6+	SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.7†
Process Technology License Agreement, dated as of March 1, 2017, by and between Cypress Semiconductor Corporation and Cypress Semiconductor (Minnesota) Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.8†
Amendment No. 1 to the Process Technology License Agreement, dated as of March 19, 2020, by and between Cypress Semiconductor Corporation and SkyWater Technology Foundry, Inc. (f/k/a Cypress Semiconductor (Minnesota) Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.9†
Amendment No. 2 to the Process Technology License Agreement, dated as of April 16, 2020, by and between Cypress Semiconductor Corporation and SkyWater Technology Foundry, Inc. (f/k/a Cypress Semiconductor (Minnesota) Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.10+
Form of Restricted Unit Agreement, by and between CMI Acquisition, LLC and certain directors of CMI Acquisition, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.11+
Restricted Unit Unit Agreement, by and between CMI Acquisition, LLC and certain officers of CMI Acquisition, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.12
Purchase Agreement, dated as of September 29, 2020, by and between SkyWater Technology Foundry, Inc. and Oxbow Realty Partners, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.13
Lease, dated as of September 30, 2020, by and between Oxbow Realty Partners, LLC, as landlord, and SkyWater Technology Foundry, Inc., as tenant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.14
Loan and Security Agreement, dated as of December 28, 2022, among Siena Lending Group LLC, as Agent; Siena Lending Group LLC and GRC SPV Investments, LLC, as Lenders; SkyWater Technology Foundry, Inc., SkyWater Federal, LLC and SkyWater Florida, Inc., as Borrowers; and SkyWater Technology, Inc., as Guarantor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2023)

10.15
Open Market Sale AgreementSM between SkyWater Technology, Inc. and Jefferies LLC, dated September 2, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2022)

10.16
Frame Agreement for the Purchase of Wafers and Services, dated March 29, 2022, between Infineon Technologies AG and SkyWater Technology Foundry, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022)

10.17
Technology and Economic Development Agreement, dated January 25, 2021, by and between Osceola County, Florida and SkyWater Florida, Inc., and joined for limited purposes by ICAMR, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.18	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.19+	SkyWater Technology, Inc. Executive Severance and Change of Control Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.20+	SkyWater Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SkyWater Technology, Inc.

Date: March 14, 2023	By:	/s/ Thomas Sonderman
Name: Thomas Sonderman President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Sonderman	Chief Executive Officer and Director	March 14, 2023
Thomas Sonderman	(Principal Executive Officer)

/s/ Steve Manko	Chief Financial Officer	March 14, 2023
Steve Manko	(Principal Financial and Accounting Officer)

/s/ Nancy Fares	Director	March 14, 2023
Nancy Fares

/s/ Gregory B. Graves	Director	March 14, 2023
Gregory B. Graves

/s/ John T. Kurtzweil	Director	March 14, 2023
John T. Kurtzweil

/s/ Chunyi Leong	Director	March 14, 2023
Chunyi Leong

/s/ Thomas R. Lujan	Director	March 14, 2023
Thomas R. Lujan

/s/ Gary J. Obermiller	Director	March 14, 2023
Gary J. Obermiller

/s/ Loren A. Unterseher	Director	March 14, 2023
Loren A. Unterseher