Form 10-Q
period 2023-04-02
SkyWater Technology, Inc
filed 2023-05-12
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2023

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
On May 10, 2023, the number of shares of common stock, $0.01 par value, outstanding was 44,471,829.

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
•our ability to protect our intellectual property rights; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended January 1, 2023.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 2, 2023	January 1, 2023

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$13,840	$30,025
Accounts receivable, net	67,016	62,670
Inventories	14,366	13,397
Prepaid expenses and other current assets	12,457	10,290
Income tax receivable	169	169
Total current assets	107,848	116,551
Property and equipment, net	175,368	179,915
Intangible assets, net	5,324	5,608
Other assets	4,286	3,690
Total assets	$292,826	$305,764
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$2,021	$1,855
Accounts payable	13,931	21,102
Accrued expenses	26,264	25,212
Short-term financing, less unamortized debt issuance costs	52,213	55,817
Deferred revenue - current	28,168	28,186
Total current liabilities	122,597	132,172
Long-term liabilities:
Long-term debt, less current portion and net of unamortized debt issuance costs	35,194	35,181
Long-term incentive plan	—	1,643
Deferred revenue - long-term	62,740	67,967
Deferred income tax liability, net	1,239	1,239
Other long-term liabilities	13,584	13,585
Total long-term liabilities	112,757	119,615
Total liabilities	235,354	251,787
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 44,280,198 and 43,704,876 shares issued and outstanding)	443	437
Additional paid-in capital	154,764	147,304
Accumulated deficit	(98,720)	(94,072)
Total shareholders’ equity, SkyWater Technology, Inc.	56,487	53,669
Non-controlling interests	985	308
Total shareholders’ equity	57,472	53,977
Total liabilities and shareholders’ equity	$292,826	$305,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022

	(in thousands, except share and per share data)
Revenue	$66,094	$48,121
Cost of revenue	49,626	49,061
Gross profit (loss)	16,468	(940)
Research and development	2,668	2,282
Selling, general and administrative expenses	14,895	11,690
Operating income (loss)	(1,095)	(14,912)
Other income (expense):
Interest expense	(2,471)	(1,029)
Total other income (expense)	(2,471)	(1,029)
Income (loss) before income taxes	(3,566)	(15,941)
Income tax expense (benefit)	—	(194)
Net income (loss)	(3,566)	(15,747)
Less: net income attributable to non-controlling interests	707	859
Net income (loss) attributable to SkyWater Technology, Inc.	$(4,273)	$(16,606)
Net income (loss) per share attributable to common shareholders, basic and diluted:	$(0.10)	$(0.42)
Weighted average shares used in computing net income (loss) per common share, basic and diluted:	43,817,417	39,861,688
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended April 2, 2023 and April 3, 2022
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity, SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2022	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
Issuance of common stock pursuant to equity compensation plans	—	—	69	1	658	—	659	—	659
Stock-based compensation	—	—	—	—	3,007	—	3,007		3,007
Distribution to VIE member	—	—	—	—	—	—	—	(337)	(337)
Net income (loss)	—	—	—	—	—	(16,606)	(16,606)	859	(15,747)
Balance at April 3, 2022	—	$—	39,905	$399	$118,873	$(71,085)	$48,187	$(678)	$47,509

Balance at January 1, 2023	—	$—	43,705	$437	$147,304	$(94,072)	$53,669	$308	$53,977
Adoption of new accounting principle	—	—	—	—	—	(375)	(375)	—	(375)
Issuance of common stock	—	—	245	3	2,693	—	2,696	—	2,696
Issuance of common stock pursuant to equity compensation plans	—	—	330	3	2,914	—	2,917	—	2,917
Stock-based compensation	—	—	—	—	1,853	—	1,853	—	1,853
Net distribution to VIE member	—	—	—	—	—	—	—	(30)	(30)
Net income (loss)	—	—	—	—	—	(4,273)	(4,273)	707	(3,566)
Balance at April 2, 2023	—	$—	44,280	$443	$154,764	$(98,720)	$56,487	$985	$57,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(3,566)	$(15,747)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	7,352	6,458
Amortization of debt issuance costs included in interest expense	357	172
Long-term incentive and stock-based compensation	1,853	3,216
Deferred income taxes	—	(197)
Cash paid for operating leases	(12)	(12)
Cash paid for finance leases	(212)	(88)
Provision for credit losses	2,154	—
Changes in operating assets and liabilities:
Accounts receivable	(6,875)	(86)
Inventories	(969)	(3,843)
Prepaid expenses and other assets	(2,653)	(2,139)
Accounts payable	(3,270)	4,157
Deferred revenue	(5,245)	(2,684)
Income tax receivable and payable	—	1
Net cash used in operating activities	(11,086)	(10,792)
Cash flows from investing activities:
Purchase of software and licenses	(213)	(400)
Purchases of property and equipment	(2,851)	(4,414)
Net cash used in investing activities	(3,064)	(4,814)
Cash flows from financing activities:
Draws on revolving line of credit	59,350	—
Paydowns of revolving line of credit	(63,310)	—
Net (repayment) proceeds on Revolver	—	9,392
Net proceeds from tool financing	494	—
Repayment of VIE financing	(317)	(256)
Cash paid for finance leases	(343)	(334)
Proceeds from the issuance of common stock pursuant to the employee stock purchase plan	1,275	659
Proceeds from the issuance of common stock, net of commissions	2,696	—
Cash paid on license technology obligations	(1,850)	—
Net distributions to VIE member	(30)	(337)
Net cash (used in) provided by financing activities	(2,035)	9,124
Net change in cash and cash equivalents	(16,185)	(6,482)
Cash and cash equivalents - beginning of period	30,025	12,917
Cash and cash equivalents - end of period	$13,840	$6,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,286	$882
Income taxes	—	2
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$421	$1,537
Equipment acquired through capital lease obligations	765	9,035
Intangible assets acquired, not yet paid	500	1,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, "SkyWater", the "Company", “we”, “us”, or “our”), is a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility, or fab, in Minnesota and advanced packaging services from its Florida facility. In its technology as a service model, we leverage a strong foundation of proprietary technology to co-develop process technology intellectual property with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to these differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
SkyWater is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.
Note 2 Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements as of April 2, 2023, and for the three months ended April 2, 2023 and April 3, 2022, are presented in thousands of U.S. dollars (except share and per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto as of January 1, 2023 and for the year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of our financial position as of April 2, 2023, our results of operations, shareholders' equity and cash flows for the three months ended April 2, 2023 and April 3, 2022.
The results of operations for the three months ended April 2, 2023 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023, or for any other interim period, or for any other future year.
Principles of Consolidation
Our condensed consolidated financial statements include our assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which we have a controlling financial interest, SkyWater Technology Foundry, Inc. (“SkyWater Technology Foundry”), SkyWater Federal, LLC (“SkyWater Federal”), and SkyWater Florida, Inc. (“SkyWater Florida”), and the variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated statements of operations, shareholders’ equity and cash flows are for the three months ended April 2, 2023 and April 3, 2022.
Liquidity and Cash Requirements
The accompanying condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.
For the three months ended April 2, 2023, we incurred losses of $4,273. As of April 2, 2023, we had cash and cash equivalents of $13,840.
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt) and other sources of financing. Our current business plans indicate that we may require additional liquidity to continue our operations for the next 12 months from the issuance of the condensed consolidated financial statements. We have identified specific actions we could take to reduce operating costs and improve cash flow, including reductions in spending and delays in hiring certain personnel. If such actions are taken, it may require us to decrease our level of investment in new products and technologies, or discontinue further expansion of our business. The Company also obtained a support letter from Oxbow Industries, LLC ("Oxbow Industries"), an affiliate of our principal stockholder CMI Oxbow Partners, LLC ("Oxbow"), to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these financial statements. Management believes that based upon SkyWater's operating forecasts, cash and cash equivalents on hand, available borrowings

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
on the Revolver, potential cost reduction measures, and the support letter from Oxbow Industries, as needed, will provide sufficient liquidity to fund its operations for the next twelve months from the issuance of the condensed consolidated financial statements.
Additionally, we could raise additional capital through the ATM Program (as defined below) and seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver, however we cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. See Note 8 – Shareholders’ Equity for information regarding the ATM Program.
SkyWater has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. To the extent that our current resources and plans to reduce expenses are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.
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
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares and potentially dilutive securities outstanding for the period determined using the treasury-stock method. Because we reported a net loss for the three months ended April 2, 2023 and April 3, 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At April 2, 2023 and April 3, 2022, there were restricted stock units and stock options totaling 2,949,000 and 3,414,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
	April 2, 2023	April 3, 2022

	(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(4,273)	$(16,606)
Denominator:
Weighted-average common shares outstanding, basic and diluted	43,817	39,862
Net loss per common share, basic and diluted	$(0.10)	$(0.42)
Operating Segment Information
Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. SkyWater operates and manages its business as a single operating segment.
Note 3 Summary of Significant Accounting Policies
Our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2023 include an additional discussion of the significant accounting policies and estimates used in the preparation of the

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
condensed consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended April 2, 2023. However, we adopted the provision of the new credit loss accounting standard as discussed below.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), later codified in FASB Accounting Standards Codification ("ASC") Topic 842, Leases ("Topic 842"). Topic 842 was effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted Topic 842 on January 3, 2022 for our year ending January 1, 2023. The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under Topic 842, lessees are required to recognize lease right of use assets and lease liabilities on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. We adopted Topic 842, and all related amendments using the "Comparatives Under 840 Option" transition approach. Under this transition approach, we did not restate prior periods, nor restate prior lease disclosures. We also elected certain practical expedients allowed by Topic 842 which, among other things, allowed us to carry forward historical lease classification conclusions previously made under Topic 840 and to exclude from the scope of our application of Topic 842 lease arrangements with terms less than twelve months. The most significant impact of adopting Topic 842 was the recognition of lease right-of-use assets and lease liabilities for operating leases. The adoption of Topic 842 resulted in the recognition of an initial right-of-use asset of $184 and an initial lease liability of $184 for our operating leases. Our accounting for finance leases remained substantially unchanged.
In June 2016, the FASB issued a new credit loss accounting standard, ASU No. 2016-13, Financial Instruments – Current Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, later codified in Topic 326, Financial Instruments – Credit Losses ("Topic 326"). Topic 326 replaces the preexisting guidance that only required the recognition of credit losses when losses were probable and estimable. Topic 326 now requires recognition of credit losses based on SkyWater's expectation of losses to be incurred while the financial instrument is held. Topic 326 was effective for most public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, we adopted Topic 326 on January 2, 2023 using the modified retrospective approach. Upon adoption, the Company increased its accumulated deficit by $375 for the effects of increasing our allowance for credit losses as of January 2, 2023. All other impacts to SkyWater's financial position, results of operations and cash flows were immaterial.
Note 4 Revenue
Wafer Services Contract
In March 2022, we signed a contract with a significant wafer services customer. Under the contract, orders are non-cancellable and we have an enforceable right to payment for any finished or in-process wafers plus a reasonable margin. The wafers produced for that customer are highly customized and have no alternative use. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. The contract price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers. The contract terms and pricing is applicable to all in-process and future wafers. We recorded revenue of $8,230 in the three months ended April 3, 2022 to account for recognition of wafer services activities in process.
Revenue Recognition of Advanced Technology Services Contract
Revenue on fixed price contracts is recognized over time as work progresses using either the input or output method based upon which method we believe represents the best indication of the overall progress toward satisfying each performance obligation. Over time revenue recognition using the output method relies on performance completed to date or contractual milestones if they correlate directly with the progress to satisfy our performance obligations. Over time revenue recognition using the input method is based on costs incurred to date compared to estimated total cost required to complete each performance obligation as of the reporting date. We measure progress by comparing total costs incurred to date to the total estimated costs of each performance obligation, and record that proportion of the contract price allocated to that performance obligation as revenue. Costs include labor, manufacturing costs, materials and other direct costs related to the customer contract. During the third quarter of 2022, we signed contracts with a significant Advanced Technology Services customer that for which revenue is recognized based upon the input method using a cost-based measure of progress.
Disaggregated Revenue

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The following table discloses revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Three Months Ended April 2, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$3,950	$13,838	$—	$17,788
Advanced Technology Services
Time & materials contracts	—	27,831	—	27,831
Fixed price contracts	—	19,308	—	19,308
Other	—	—	1,167	1,167
Total Advanced Technology Services [1]	—	47,139	1,167	48,306
Total revenue	$3,950	$60,977	$1,167	$66,094
__________________
1 Total Advanced Technology Services revenues include $536 of tool revenue.

	Three Months Ended April 3, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$13,205	$8,341	$—	$21,546
Advanced Technology Services
Time & materials contracts	—	18,908	—	18,908
Fixed price contracts	—	6,500	—	6,500
Other	—	—	1,167	1,167
Total Advanced Technology Services [1]	—	25,408	1,167	26,575
Total revenue	$13,205	$33,749	$1,167	$48,121
__________________
1 Total Advanced Technology Services revenues include $984 of tool revenue.
The following table discloses revenue by country as determined based on customer address:

	Three Months Ended
	April 2, 2023	April 3, 2022
United States	$58,202	$42,359
Hong Kong	3,019	936
Canada	2,388	1,670
United Kingdom	104	1,781
All others	2,381	1,375
	$66,094	$48,121
The following customers accounted for 10% or more of revenue for the three months ended April 2, 2023 and April 3, 2022:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	Three Months Ended
	April 2, 2023	April 3, 2022
Customer A	19%	16%
Customer B	19%	40%
Customer E	16%	*
	54%	56%
__________________
* Represents less than 10% of revenue.
The loss of a major customer could adversely affect our operating results and financial condition.
Deferred Contract Costs
We recognized amortization of deferred contract costs in our condensed consolidated statements of operations totaling $746 and $195 for the three months ended April 2, 2023 and April 3, 2022, respectively.
Contract Assets
Contract assets were $35,605 and $34,625 at April 2, 2023 and January 1, 2023, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheets.
Contract Liabilities
The contract liabilities and other significant components of deferred revenue are as follows:

	April 2, 2023			January 1, 2023
	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue
Current	$23,501	$4,667	$28,168	$23,519	$4,667	$28,186
Long-term	57,296	5,444	62,740	61,356	6,611	67,967
Total	$80,797	$10,111	$90,908	$84,875	$11,278	$96,153
The decrease in contract liabilities from January 1, 2023 to April 2, 2023 was primarily the result of completion of specific performance obligations for our customers. Of our total contract liabilities at January 1, 2023, 6% were recognized in revenue during the three months ended April 2, 2023. Of our total contract liabilities at January 2, 2022, 3% were recognized in revenue in the three months ended April 3, 2022.
Remaining Performance Obligations
As of April 2, 2023, we had approximately $139,152 of remaining performance obligations that had not been fully satisfied on contracts with an original expected duration of one year or more, which were primarily related to Advanced Technology Services contracts. We expect to recognize those revenues as we satisfy our performance obligations, which do not exceed 6.5 years.
We do not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less. Further, we do not adjust the promised amount of consideration for the effects of financing if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Note 5 Balance Sheet Information
Certain significant amounts included in our condensed consolidated balance sheets consist of the following:

	April 2, 2023	January 1, 2023
Accounts receivable:
Trade accounts receivable	$35,578	$29,683
Unbilled revenue (contract assets)	35,605	34,625
Allowance for credit losses	(4,167)	(1,638)
Total accounts receivable, net	$67,016	$62,670

	April 2, 2023	April 3, 2022
Allowance for credit losses:
Balance at beginning of period	1,638	—
Add
Adoption of Credit Loss Standard (Topic 326)	375
Provision for credit losses	2,154	—
Deduct
Accounts charged-off	—
Less recoveries of accounts charged-off	—
Net account charge-offs (recoveries)	—	—
Balance at end of period	$4,167	$—

	April 2, 2023	January 1, 2023
Inventories:
Raw materials	$4,096	$3,991
Work-in-process	122	359
Supplies and spare parts	10,148	9,047
Total inventories—current	14,366	13,397
Supplies and spare parts classified as other assets	2,696	2,605
Total inventories	$17,062	$16,002

	April 2, 2023	January 1, 2023
Prepaid expenses and other current assets:
Prepaid expenses	$5,947	$2,395
Prepaid inventory	—	129
Equipment purchased for customers [1]	5,686	5,669
Deferred contract costs	824	2,097
Total prepaid assets and other current assets	$12,457	$10,290
__________________
1 We acquired equipment for a customer that is being installed and calibrated in our facility. Prior to the customer obtaining ownership and control of the equipment, we recorded costs incurred to date within prepaid expenses and other current assets.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	April 2, 2023	January 1, 2023
Property and equipment, net:
Land	$5,396	$5,396
Buildings and improvements	88,522	88,141
Machinery and equipment	188,735	187,276
Fixed assets not yet in service	10,215	9,746
Total property and equipment, at cost [1]	292,868	290,559
Less: Accumulated depreciation [1]	(117,500)	(110,644)
Total property and equipment, net [1]	$175,368	$179,915
__________________
1 Includes $13,287 and $12,521 of cost and $(3,287) and $(2,781) of accumulated depreciation associated with capital assets subject to financing leases as of April 2, 2023 and January 1, 2023, respectively.
Depreciation expense was $6,856 and $6,031 for the three months ended April 2, 2023 and April 3, 2022, respectively, substantially all of which was classified as cost of revenue.

	April 2, 2023	January 1, 2023
Intangible assets, net:
Software and licensed technology	$10,489	$10,277
Less: Accumulated amortization	(5,165)	(4,669)
Total intangible assets, net	$5,324	$5,608
Intangible assets consist of purchased software and license costs from our acquisition of the business in 2017. Additionally, we have entered into license agreements for third-party software and licensed technology, which also comprise intangible assets. During the three months ended April 2, 2023, we acquired third-party software and licensed technology of $213, which will be amortized over a weighted average estimated life of 3 years.
For the three months ended April 2, 2023 and April 3, 2022, amortization of software and licensed technology was $496 and $425, respectively.
Remaining estimated aggregate annual amortization expense is as follows for the years ending:

Amortization Expense
Remainder of 2023	$1,289
2024	1,015
2025	814
2026	587
2027	306
Thereafter	1,313
Total	$5,324

	April 2, 2023	January 1, 2023
Other assets:
Supplies and spare parts	$2,696	$2,605
Deferred contract costs	102	—
Operating lease right-of-use assets	130	141
Other assets	1,358	944
Total other assets	$4,286	$3,690

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)

	April 2, 2023	January 1, 2023
Accrued expenses:
Accrued compensation	$7,355	$5,705
Licensed technology	500	1,500
Accrued commissions	140	30
Accrued fixed asset expenditures	—	20
Accrued royalties	4,574	4,734
Current portion of operating lease liabilities	45	44
Current portion of finance lease liabilities	598	786
Accrued inventory	1,180	1,294
Other accrued expenses	11,872	11,099
Total accrued expenses	$26,264	$25,212

	April 2, 2023	January 1, 2023
Other long-term liabilities:
Finance lease obligations	$9,769	$9,257
Operating lease liability	88	100
Accrued customer payable	3,727	3,728
Licensed technology	—	500
Total other long-term liabilities	$13,584	$13,585
Note 6 Debt
The components of debt outstanding at April 2, 2023 and January 1, 2023 are as follows:

	April 2, 2023	January 1, 2023
Revolver	$56,132	$60,093
Financing (by VIE)	36,558	36,826
Tool financing loan	3,385	3,037
Unamortized debt issuance costs [1]	(6,647)	(7,103)
Total long-term debt, including current maturities	89,428	92,853
Less: Current portion of long-term debt	(54,234)	(57,672)
Total long-term debt, excluding current portion	$35,194	$35,181
__________________
1 Unamortized debt issuance costs as of April 2, 2023 included $3,905 for the Revolver (as defined below) and $2,742 for the Financing (as defined below). Unamortized debt issuance costs as of January 1, 2023 included $4,277 for the Revolver and $2,826 for the Financing.
Revolver
The outstanding balance of our revolving line of credit (the “Revolver”) under our Loan and Security Agreement with Siena Lending Group LLC was $56,132 as of April 2, 2023 at an interest rate of 11.1% due in December 2025. Our remaining availability under the Revolver was $19,700 as of April 2, 2023. As of April 2, 2023, we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
VIE Financing
On September 30, 2020, Oxbow Realty, an affiliate of Oxbow and the VIE which we consolidate (see Note 12 – Related Party Transactions, and Note 13 – Variable Interest Entity) entered into a loan agreement with Citi Real Estate Fund

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
("Citi") for $39,000 (the “Financing”) to finance its acquisition of the building and land associated with our primary operating location in Bloomington, Minnesota. The Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. The interest rate under the Financing is fixed at 3.44%. The Financing is guaranteed by our principal stockholder, Oxbow, who is also the sole equity holder of Oxbow Realty.
Tool Financing Loan
In the fourth quarter of 2022, we entered into an agreement to sell a manufacturing tool to an equipment financing lender for $3,100 in the fourth quarter of 2022, and an additional $496 in the first quarter of 2023. We entered into agreements to lease the tool from the lender for combined monthly payments of $101 over 42 months. The agreements provide for a bargain purchase option at the end of the lease term which we intend to exercise. The transactions represent a failed sale leaseback with the manufacturing tool retained on our balance sheet and the proceeds received recorded as a financial obligation.

Maturities
Future principal payments of our Revolver, consolidated VIE’s financing, and tool financing loan, excluding unamortized debt issuance costs, are as follows:

Remainder of 2023	$57,696
2024	2,109
2025	2,248
2026	1,670
2027	1,219
Thereafter	31,133
Total	$96,075
Note 7 Income Taxes
The effective tax rates for the three months ended April 2, 2023 and April 3, 2022 differ from the statutory tax rates due to state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units and changes in our deferred tax asset valuation allowance. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the three months ended April 2, 2023 and April 3, 2022 was 0.0% and 1.2%, respectively. The income tax rate applied to our pre-tax loss was lower than our statutory tax rate of 21% for both the three months ended April 2, 2023 and April 3, 2022 primarily due to a deferred tax asset valuation allowance.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $19,855 was recorded as of April 3, 2022 and January 1, 2023 to reduce our net deferred tax assets to the amount that is more likely than not to be realized.
No liability has been recorded for uncertain tax positions. We would accrue, if applicable, income tax related interest and penalties in income tax expense in our condensed consolidated statement of operations. There were no interest and penalties incurred during the three months ended April 2, 2023 and April 3, 2022.
In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the "CHIPS" Act). The CHIPS Act provides incentives to semiconductor chip manufacturers in the United States, including providing a 25% manufacturing investment credit for investments in semiconductor manufacturing property placed in service after December 31, 2022, for which construction begins before January 1, 2027. Property investments qualify for the 25% credit if, among other requirements, the property is integral to the operation of an advanced manufacturing facility, defined as having a primary purpose of manufacturing semiconductors or semiconductor manufacturing equipment. Currently, we are evaluating the impact of the CHIPS Act on our business.
Note 8 Shareholders’ Equity

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the "ATM Program"). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company’s common stock. During the three months ended April 2, 2023, the Company sold approximately 245,289 shares at an average sale price of $11.33 per share, resulting in gross proceeds of approximately $2,779 before deducting sales commissions and fees of approximately $83. The Company used the net proceeds of approximately $2,695 to pay down its Revolver and fund its operations. Subsequent to April 2, 2023, the Company sold approximately 177,065 shares under the Open Market Sale Agreement at an average sale price of $10.80 per share, resulting in gross proceeds of approximately $1,912 before deducting sales commissions and fees of approximately $57.
As of April 2, 2023, approximately $93,181 in shares were available for issuance under the Open Market Sale Agreement. Taking into account the sales that settled subsequent to April 2, 2023, approximately $91,268 in shares are available for issuance under the ATM Program as of the date of this report.
Note 9 Share-Based Compensation
Share-based compensation expense was allocated in the condensed consolidated statements of operations as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Cost of revenue	$513	$1,040
Research and development	162	207
Selling, general and administrative expenses	1,178	1,760
	$1,853	$3,007
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
Level 3 inputs were used in the valuation of our contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

Contingent Consideration
Balance at April 4, 2021	$7,600
Payments	(4,018)
Change in fair value	(2,766)
Balance at April 3, 2022	816
Payments	(816)
Change in fair value	—
Balance at April 2, 2023	$—
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
Non-financial assets, such as property and equipment and intangible assets, are initially recorded at acquisition cost when acquired, or at fair value if acquired via a business combination. Non-financial assets are remeasured at fair value only if an impairment charge is recognized.
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
Capital Expenditures
We have various contracts outstanding with third parties which primarily relate to the completion of a building expansion project to increase manufacturing capacity at our Minnesota facility. We have approximately $4.4 million of contractual commitments outstanding as of April 2, 2023 that we expect to be paid in the remainder of 2023, through cash on hand and operating cash flows.
Center for NeoVation
On January 25, 2021, we entered into a technology and economic development agreement (the “TED Agreement”), and a lease agreement (the “CfN Lease”) with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation (“BRIDG”), to lease and operate the Center for NeoVation (the “CfN”), a semiconductor research and development and manufacturing facility that serves as our primary operating location in Kissimmee, Florida. Under the CfN Lease, we agree to bring the plant to full production capacity within 5 years, and then to operate the plant at full capacity for an additional 15 years. At the end of the lease, we will take ownership of the facility. We are responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring it to full production capacity. Investments and costs required to bring the facility to full capacity will be substantial. We may terminate the TED Agreement and CfN Lease with 18 months' notice. In the event we terminate the agreements, we are required to continue to operate the CfN until we find a replacement operator or the 18 months expire, and may be required to make a payment of up to $15,000 to Osceola.
Build Back Better Grant
In the third quarter of 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN clean room and purchase and installation of tools and machinery in the CfN. In February 2023, SkyWater committed to contributing a 20% “matching share” of the project costs to Osceola totaling approximately $9,100. SkyWater's commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter.
Note 12 Related Party Transactions
In August 2022, we entered into an agreement with Oxbow Industries, an affiliate of our principal stockholder, Oxbow, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. In March 2023, the agreement was amended to extend the term through March 2025. No amounts have been provided to the Company under this agreement.
Sale-Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to an entity, Oxbow Realty, controlled by our principal stockholder. We subsequently entered into an agreement to lease the land and building back from Oxbow Realty for initial payments of $394 per month over

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of April 2, 2023 were as follows (such amounts are eliminated from our condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 13 – Variable Interest Entity):

Remainder of 2023	3,703
2024	5,031
2025	5,132
2026	5,234
2027	5,339
Thereafter	78,776
Total lease payments	103,215
Less: imputed interest	(75,533)
Total	$27,682
Note 13 Variable Interest Entity
Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions. This included facilitating the purchase of the land and building of our primary operating location in Bloomington, Minnesota with proceeds from a bank loan from Citi (see Note 6 – Debt) and managing the leaseback of the land and building to us (see Note 12 – Related Party Transactions). We determined that Oxbow Realty meets the definition of a VIE under FASB Topic 810, Consolidation, because it lacks sufficient equity to finance its activities. Furthermore, we are the primary beneficiary of Oxbow Realty as we have the power to direct operating and maintenance decisions of our Bloomington, Minnesota facility during the lease term, which would most significantly affect the VIE’s economic performance. As the primary beneficiary, we consolidate the assets, liabilities and results of operations of Oxbow Realty, eliminate any transactions between us and Oxbow Realty, and record a non-controlling interest for the economic interest in Oxbow Realty not owned by us because the owners of our common stock do not legally have rights or obligations to those profits or losses. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by us as of April 2, 2023 and January 1, 2023. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

	April 2, 2023	January 1, 2023
Cash and cash equivalents	$40	$16
Prepaid expenses	3,315	860
Finance receivable	37,690	37,652
Other assets	256	256
Total assets	$41,301	$38,784
Accounts payable	$1,655	$117
Accrued expenses	2,321	1,581
Debt	36,340	36,778
Total liabilities	$40,316	$38,476

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share, unit and per share and unit data)
The following table shows the revenue and expenses of Oxbow Realty that are consolidated by us for the three months ended April 2, 2023 and April 3, 2022. We have included these amounts, net of eliminations, in the corresponding tables in the notes to our condensed consolidated financial statements.

	Three Months Ended
	April 2, 2023	Three Months Ended	April 3, 2022
Revenue	$1,318		$1,260
General and administrative expenses	293		77
Interest expense	318		324
Total expenses	611		401
Net income	$707		$859
Note 14 Leases
SkyWater as the Lessor
In March 2020, we executed a contract with a customer that includes an operating lease for the right to use a specified portion of our primary operating location in Bloomington, Minnesota to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue (see Note 4 – Revenue for additional information on revenue recognition and deferred revenue of the operating lease). The carrying value of the facility space utilized by the lessee was approximately $27,000, net of accumulated depreciation of $3,230 and $2,902 as of April 2, 2023 and January 1, 2023, respectively, and is included in property and equipment on our condensed consolidated balance sheets.
In January 2023, we executed a contract with a customer that includes an operating lease for the right to use a specified portion of our primary operating location in Bloomington, Minnesota to produce wafers using the customer's equipment. We are currently evaluating the contract and determining the amount of the contract price associated with the lease and lease term over which we will recognize lease revenues. There was no significant activity associated with the contract for the three months ended April 2, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes, included in our Annual Report on Form 10-K for the year ended January 1, 2023. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in our forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Forward-Looking Statements” herein and elsewhere in our Annual Report on Form 10-K.
We refer to the three-month periods ended April 2, 2023 and April 3, 2022 as the first quarter of 2023 and first quarter of 2022, respectively. Each of these three-month periods includes 13 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
For purposes of this section, the terms “we,” “us,” “our,” and “SkyWater” refer to SkyWater Technology, Inc. and its subsidiaries collectively.
Overview
We are a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. In our technology-as-a-service model, we leverage a strong foundation of proprietary technology to co-develop process technology intellectual property, or IP, with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, our status as a publicly-traded, U.S.-based pure-play technology foundry with Defense Microelectronics Activity (DMEA) Category 1A Trusted Accreditation from the U.S. Department of Defense, or DoD, positions us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and easy access to a U.S. domestic supply chain.
We primarily focus on serving diversified, high-growth, end users in numerous vertical markets, including (1) advanced computation, (2) aerospace and defense, or A&D, (3) automotive and transportation, (4) bio-health, (5) consumer and (6) industrial/internet of things, or IoT. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our Advanced Technology Services, we specialize in co-creating with our customers advanced solutions that directly serve our end markets, such as superconducting ICs for quantum computing, integrated photonics, carbon nanotube technologies, or CNTs, microelectromechanical systems, or MEMS, technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our focus on the differentiated analog and complementary metal oxide semiconductor, or CMOS markets supports long product life-cycles and requirements that value performance over cost-efficiencies, and leverages our portfolio IP.
Before we began independent operations, our fab was owned and operated by Cypress Semiconductor Corporation, or Cypress, as a captive manufacturing facility for 26 years. We have leveraged the Cypress system, manufacturing technology and process development capabilities to advance our product offerings. We became an independent company in March 2017 when we were acquired by Oxbow Industries, LLC, or Oxbow, as part of a divestiture from Cypress. Our multi-year foundry services agreement with Cypress, which ended in June 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base transferred by Cypress. Cypress was acquired in April 2020 by Infineon Technologies AG, or Infineon.
Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first three months of 2023 and 2022 or are reasonably likely to impact our results in the future.

•Macroeconomic and competitive conditions, including cyclicality and consolidation, as well as the global availability of significant incentives in semiconductor technology and manufacturing affecting the semiconductor industry.
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
•Our overall level of indebtedness from our revolving credit agreement for up to $100 million, which we refer to as the Revolver (as defined below and in Note 6 – Debt), and a $37 million financing from the sale of the land and building representing our headquarters in Minnesota, which we refer to as the Financing, the corresponding interest rates charged to us by our lenders and our ability to access borrowings under the Revolver.
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

Results of Operations
First Quarter of 2023 Compared to the First Quarter of 2022
The following table summarizes certain financial information relating to our operating results for the first quarter of 2023 and 2022.

	First Quarter Ended		Dollar Change	Percentage Change Favorable/(Unfavorable)
	April 2, 2023 (1)	April 3, 2022 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$66,094	$48,121	$17,973	37%
Cost of revenue	49,626	49,061	565	1%
Gross profit (loss)	16,468	(940)	17,408	nm
Research and development	2,668	2,282	386	17%
Selling, general and administrative expenses	14,895	11,690	3,205	27%
Change in fair value of contingent consideration	—	—	—	—%
Operating income (loss)	(1,095)	(14,912)	13,817	(93)%
Other income (expense):
Interest expense	(2,471)	(1,029)	(1,442)	140%
Total other income (expense)	(2,471)	(1,029)	(1,442)	(140)%
Income (loss) before income taxes	(3,566)	(15,941)	12,375	78%
Income tax expense (benefit)	—	(194)	194	(100)%
Net income (loss)	(3,566)	(15,747)	12,181	77%
Less: net income attributable to non-controlling interests	707	859	(152)	18%
Net income (loss) attributable to SkyWater Technology, Inc.	$(4,273)	$(16,606)	$12,333	74%
Other Financial Data:
Adjusted EBITDA (2)	$8,110	$(4,836)	$12,946	nm
(1)The consolidated statements of operations are for the first quarter of 2023 and the first quarter of 2022. The first quarter of 2023 and 2022 each contained 13 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Revenue
Revenue was $66.1 million for the first quarter of 2023 compared to $48.1 million for the first quarter of 2022. The $18.0 million or 37% increase was primarily driven by the growth in Advanced Technology Services revenues.
The following table shows revenue by service type for the first quarter ended April 2, 2023 and April 3, 2022:

	First Quarter Ended
	April 2, 2023	April 3, 2022

	(in thousands)
Wafer Services	$17,788	$21,546
Advanced Technology Services	48,306	26,575
Total	$66,094	$48,121
The decrease in Wafer Services revenue of $3.8 million, or (17)%, from the first quarter of 2022 compared to the first quarter of 2023 was primarily driven by a one-time revenue event of $8.2 million related to a new contract signed with a significant customer in the first quarter of 2022, partially offset by $4.6 million of increases due to continued strengthening in our automotive and medical industry end markets.

The increase in Advanced Technology Services revenues of $21.7 million, or 82%, from the first quarter of 2022 to the first quarter of 2023 was due to continued momentum in U.S. government activities, in partnership with SkyWater, to bolster the domestic semiconductor supply chain and strengthen the defense industrial base, as well as a $2.3 million increase in activity in the cloud and computing end market.
Gross profit (loss)
Gross profit (loss) increased $17.4 million to $16.5 million for the first quarter of 2023, from $(0.9) million for the first quarter of 2022. The increase was primarily due to strong growth of Advanced Technology Services revenue and increased fab efficiency.
Research and development
Research and development costs increased to $2.7 million for the first quarter of 2023, from $2.3 million for the first quarter of 2022. The increase of $0.4 million, or 17%, was primarily attributable to an increase in personnel expense, due to our continued investment in internal personnel and external engineering support.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $14.9 million for the first quarter of 2023, from $11.7 million for the first quarter of 2022. The increase of $3.2 million, or 27%, was primarily attributable to an increase in the provision for credit losses of $2.2 million, a $0.8 million increase in personnel expense as a result of our continued investment in internal personnel, and a $1.0 million increase in our discretionary expenses, including commission expense, recruiting expense, lobbying expense, and IT expense. These increases were offset by a decrease in equity based compensation of $0.7 million.
Interest expense
Interest expense increased to $2.5 million for the first quarter of 2023 from $1.0 million for the first quarter of 2022. The increase of $1.4 million was primarily the result of increased amounts outstanding under the Revolver and a higher interest rate in the first quarter of 2023 compared to the first quarter of 2022.
Income tax expense (benefit)
Income tax expense decreased to $0 for the first quarter of 2023 from $0.2 million for the first quarter of 2022. The effective income tax rate for the first quarter of 2023 was 0.0%, compared to an effective income tax rate of 1.2% for the first quarter of 2022.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests decreased by $0.2 million to $0.7 million for the first quarter of 2023 from $0.9 million for the first quarter of 2022. Net income attributable to non-controlling interests reflects the net income of the variable interest entity, or VIE, that we consolidate, representing the economic interest in the profits and losses of Oxbow Realty that the owners of our shareholders’ equity do not legally have rights or obligations to.
Adjusted EBITDA
Adjusted EBITDA increased $12.9 million to $8.1 million for the first quarter of 2023 from $(4.8) million for the first quarter of 2022. The increase primarily reflects increased revenues at higher margins as a result of the overall growth in our Advanced Technology Services , partially offset by increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers.
For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”
Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt to the Condensed Consolidated Financial Statements) and other sources of financing. Our current business plans indicate that we may require additional liquidity to continue our operations for the next twelve months from the issuance of the consolidated financial statements. We have identified specific actions we could take to reduce operating costs to improve cash flow, which include a reduction in spending and a delayed increase in certain personnel, and may require us to decrease our level of planned investment in new products and technologies, or discontinue further expansion of our business. We also obtained a support letter from Oxbow Industries, LLC ("Oxbow"), an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due through at least one year beyond the issuance of these financial statements. Based upon its operational forecasts, management believes cash and cash equivalents on hand, available borrowings on our Revolver, potential cost reduction measures, and the support letter from an affiliate of our principal stockholder, as needed, will provide sufficient liquidity to fund SkyWater's operations for the next twelve months from the issuance of the consolidated financial statements.
Additionally, we could raise additional capital through the ATM Program (as defined in Note 8 – Shareholders’ Equity) and seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver. However, we cannot provide any assurance that additional funds will be available when needed from any source, or, if available, will be available on terms that are acceptable to us.
SkyWater has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. To the extent that our current resources and plans to reduce expenses are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.
We had $13.8 million in cash and cash equivalents, not including cash held by a variable interest entity that we consolidate, and availability under our Revolver of $19.7 million as of April 2, 2023. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the Indebtedness section of Item 7. Management's Discussion and Analysis below.
ATM Program
For the three months ended April 2, 2023, SkyWater sold 245,289 shares under the ATM Program at an average sale price of $11.33 per share, resulting in gross proceeds of $2.8 million before deducting sales commissions and fees of $0.1 million. SkyWater used the net proceeds of $2.7 million to fund its operations. See Note 8 – Shareholders’ Equity for information regarding the ATM Program.
Capital Expenditures
For the three months ended April 2, 2023, we spent approximately $4.9 million on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under our Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in fiscal 2023.
We have approximately $4.4 million of contractual commitments relating to various anticipated capital expenditures outstanding as of April 2, 2023 that we expect to be paid in the remainder of 2023, through either cash on hand or availability under our Revolver.
Working Capital
Historically, we have depended on cash on hand, funds available under our Revolver and, more recently, net proceeds from sales of our common stock pursuant to the ATM Program, and, in the future, we may need to depend on additional debt and equity financings to fund our expansion strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months. However, we cannot be certain that we will be able to obtain future debt or equity financings on commercially reasonable terms sufficient to meet our cash requirements.
As of April 2, 2023, the outstanding balance of our Revolver was $56.1 million, and our remaining availability under the Revolver was $19.7 million. As of April 2, 2023, we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
The following table sets forth general information derived from our condensed consolidated statement of cash flows for the first three months of 2023 and 2022:

	Three Months Ended
	April 2, 2023	April 3, 2022

	(in thousands)
Net cash used in operating activities	$(11,086)	$(10,792)
Net cash used in investing activities	$(3,064)	$(4,814)
Net cash (used in) provided by financing activities	$(2,035)	$9,124
Cash and Cash Equivalents
At April 2, 2023 and January 1, 2023, we had $13.8 million and $30.0 million of cash and cash equivalents, respectively. The VIE we consolidate did not maintain any cash and cash equivalents at either April 2, 2023 or April 3, 2022.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, accounts payable, accrued expenses, and deferred revenue, all of which tend to be related to and are affected by, changes in the timing and volume of activities performed. Net cash used in operating activities was $11.1 million during the first three months of 2023, a decrease of $0.3 million from $10.8 million of cash used in operating activities during the first three months of 2022. The decrease in cash used in operating activities during the first three months of 2023 was driven primarily by an increase in our accounts receivable, net, and decreases in our accounts payable and deferred revenue during the period.
Investing Activities
Capital expenditures comprise a significant use of our capital resources. These investments are intended to enable revenue growth in new and expanding markets, help us meet product demand and increase our manufacturing efficiencies and capacity.
Net cash used in investing activities was $3.1 million during the first three months of 2023, a decrease of $1.8 million from $4.8 million during the first three months of 2022. The decrease in cash used in investing activities during the first three months of 2023 reflects decreased capital spending on property and equipment compared to the same period in 2022.
Financing Activities
Net cash used in financing activities was $2.0 million during the first three months of 2023, a decrease of $11.2 million from net cash provided by financing activities of $9.1 million during the first three months of 2022. The decrease in net cash provided by financing activities during the first three months of 2023 was primarily driven by the net pay downs of our Revolver, partially offset by proceeds from the issuance of our common stock under our ATM Program and employee stock purchase program.
Indebtedness
Sale Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to Oxbow Realty, LLC, or Oxbow Realty, an entity controlled by our principal stockholder for $39.0 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million and paid a guarantee fee to our principal stockholder of $2.0 million. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease. Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the property with the proceeds received recorded as a financial obligation.
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC ("Siena"). The Loan Agreement provides for a revolving line of credit of up to $100 million with scheduled maturity date of December 28, 2025 (the "Revolver"). The Company incurred $4.3 million of debt issuance costs, which will be amortized as additional interest expense over the term of the Revolver. As of April 2, 2023, we had borrowings of $56.1 million under the Revolver.
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
Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (SOFR) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5%, and 7.0% per annum. The applicable margin is an applicable percentage based on the fix charged coverage ratio that ranges from 5.25% to 6.25% per annum for term SOFR loans and ranges from 4.25% to 5.25% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing 12 month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. We were in compliance with the covenants of the Loan Agreement as of April 2, 2023.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the consolidated balance sheet in accordance with U.S. GAAP.
Contractual Obligations
There were no significant changes outside the ordinary course of business in our contractual obligations from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Material Cash Requirements” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
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
The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with new, or revised, accounting standards and, therefore, we will not be subject to the same new, or revised, accounting standards as other public companies that comply with such new, or revised, accounting standards on a non-delayed basis.
Critical Accounting Policies and Estimates
In connection with preparing our condensed consolidated financial statements in accordance with U.S. GAAP, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes are relevant at the time we prepared our condensed consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, valuation of long-lived assets, valuation of inventory, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 1, 2023, except as set forth below.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 3 — Summary of Significant Accounting Policies to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measure
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, an additional non-GAAP financial measure is provided and reconciled in the following table.
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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net income before interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation and certain other items that we do not view as indicative of our ongoing performance, including SkyWater Florida start-up costs and net income attributable to non-controlling interests.
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

	Three Months Ended
	April 2, 2023	April 3, 2022

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(4,273)	$(16,606)
Interest expense	2,471	1,029
Income tax (benefit) expense	—	(194)
Depreciation and amortization	7,352	6,458
EBITDA	5,550	(9,313)
SkyWater Florida start-up costs (1)	—	402
Equity-based compensation (2)	1,853	3,216
Net income attributable to non-controlling interests (3)	707	859
Adjusted EBITDA	$8,110	$(4,836)
__________________
(1)Represents start-up costs associated with our 200 mm heterogeneous integration facility in Kissimmee, Florida, which includes legal fees, recruiting expenses, retention awards and facility start-up expenses. These expenses are not representative of our expected ongoing costs and have been discontinued following the start-up of SkyWater Florida.
(2)Represents non-cash equity-based compensation expense.
(3)Represents net income attributable to our VIE, which was formed for the purpose of purchasing the land and building of our Bloomington, Minnesota headquarters. Since depreciation and interest expense are excluded from net loss in our adjusted EBITDA financial measure, we also exclude the net income attributable to the VIE.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 3, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As disclosed in Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended January 1, 2023, we previously identified material weaknesses in our internal control over financial reporting. As of April 3, 2022, we have material weaknesses in the Control Environment, Risk Assessment and Control Activities components of the COSO framework. As an emerging growth company, we have limited accounting and finance resources. We continue to implement policies, procedures, and internal controls to improve our control environment and risk assessment and we have hired certain employees that have had a limited period of time in their roles. The material weakness in Control Activities has resulted in deficiencies in the design and implementation of controls, that individually, or in the aggregate, were considered a material weakness in certain processes, including financial reporting and administration of accounting information technology primarily related to our inventory and time recording systems that impact revenue recording, as well as the operation of our controls in the expenditures process. These material weaknesses could result in a material misstatement of account balances or disclosures in the annual or interim financial statements that would not be prevented or detected on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plan
To address our material weaknesses, we have developed a remediation plan focused on the hiring and training of accounting and finance resources with the appropriate background and experiences, including the hiring of a corporate controller or other senior accounting position, and the design and implementation of controls in the financial reporting, administration of accounting information technology, and expenditures processes.
Prior to the filing of this quarterly Report on Form 10-Q, we hired a corporate controller and started remediating certain deficiencies in our administration of accounting information technology process.
While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation plan is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period. The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation plan and evaluated the effectiveness of our internal control over financial reporting. Until these weaknesses are remediated, we will continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Other than our remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factor
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” our Annual Report on Form 10-K for the year ended January 1, 2023. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2023, except for the risk factors set forth below.
Recent events affecting the financial services industry could negatively impact our business, financial condition and results of operations.
The recent closures of Silicon Valley Bank, Signature Bank and Silvergate Capital Corporation, as well as acquisitions of Credit Suisse and First Republic Bank at regulators’ behest, have created bank-specific and broader financial institution liquidity risks and concerns. While we did not have deposits at any of these institutions, uncertainty remains over potential impacts of such bank closures and acquisitions on the financial markets and broader global economy, and our business, our customers and suppliers, and/or our industry as a whole may be adversely impacted in ways that we cannot predict at this time.
If other banks and financial institutions enter receivership or become insolvent in the future, our ability to access our existing cash and cash equivalents may be threatened. In addition, if our customers, suppliers or other parties with whom we conduct business are unable to access funds, such parties' ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Moreover, continued volatility and disruptions in the capital and credit markets could affect our ability to obtain future financing on a timely basis, on commercially reasonable terms or at all. Any of these factors could adversely affect our business, financial condition and results of operations.
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

SkyWater Technology, Inc.

Date: May 12, 2023	By:	/s/ Thomas Sonderman
Thomas Sonderman President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)