Form 10-Q
period 2023-07-02
SkyWater Technology, Inc
filed 2023-08-11
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2023

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
On August 7, 2023, the number of shares of common stock, $0.01 par value, outstanding was 46,283,552.

SkyWater Technology, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that SkyWater Technology, Inc. ("SkyWater," the "Company," "we," "us" or "it") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, the Company's expectations regarding its business, results of operations, financial condition and prospects, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “seek,” “potential,” “believe,” “will,” “could,” “should,” “would” and “project” or the negative thereof or variations thereon or similar words or expressions that convey the uncertainty of future events or outcomes are generally intended to identify forward-looking statements.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Key factors that may affect the Company's results include, among others, the following:
•its goals and strategies;
•its future business development, financial condition and results of operations;
•its ability to continue operating its sole semiconductor foundry at full capacity;
•its ability to appropriately respond to changing technologies on a timely and cost-effective basis;
•its customer relationships and its ability to retain and expand its customer relationships;
•its ability to accurately predict its future revenues for the purpose of appropriately budgeting and adjusting its expenses;
•its expectations regarding dependence on largest customers;
•its ability to diversify its customer base and develop relationships in new markets;
•the performance and reliability of its third-party suppliers and manufacturers;
•its ability to procure tools, materials, and chemicals amid industry-wide supply chain shortages;
•its ability to control costs, including its operating and capital expenses;
•the size and growth potential of the markets for its solutions, and its ability to serve and expand its presence in those markets;
•the level of demand in its customers’ end markets;
•its ability to attract, train and retain key qualified personnel in a competitive labor market;
•adverse litigation judgments, settlements or other litigation-related costs;
•changes in trade policies, including the imposition of tariffs;
•its ability to raise additional capital or financing;
•its ability to accurately forecast demand;
•changes in local, regional, national and international economic or political conditions, including those resulting from rising inflation and interest rates, a recession, or intensified international hostilities;
•the level and timing of U.S. government program funding;
•its ability to maintain compliance with certain U.S. government contracting requirements;
•regulatory developments in the United States and foreign countries;
•its ability to protect its intellectual property rights; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in the Company's Annual Report on Form 10-K for the year ended January 1, 2023 and this Quarterly Report on Form 10-Q.
Moreover, SkyWater's business, results of operations, financial condition and prospects may be affected by new risks that could emerge from time to time. In light of these risks, uncertainties and assumptions, the forward-looking events and outcomes discussed in this Quarterly Report on Form 10-Q may not occur and SkyWater's actual results could differ materially and adversely from those expressed or implied in the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should not rely on forward-looking statements as predictions of future events or outcomes. Although SkyWater believes that the expectations reflected in the forward-looking statements are reasonable, the results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur.
The forward-looking statements in this Quarterly Report on Form 10-Q represent SkyWater's views only as of the date hereof. SkyWater anticipates that subsequent events and developments will cause its views to change. However, SkyWater undertakes no obligation to update publicly any forward-looking statements to conform such statements to changes in its expectations or to its actual results, or for any other reason, except as required by law. You should therefore not rely on these forward-looking statements as representing the Company's views as of any date subsequent to the date hereof.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 2, 2023	January 1, 2023

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$16,178	$30,025
Accounts receivable, net	77,085	62,670
Inventories	16,024	13,397
Prepaid expenses and other current assets	9,069	10,290
Income tax receivable	107	169
Total current assets	118,463	116,551
Property and equipment, net	169,540	179,915
Intangible assets, net	5,216	5,608
Other assets	5,517	3,690
Total assets	$298,736	$305,764
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$1,964	$1,855
Accounts payable	14,182	21,102
Accrued expenses	32,112	25,212
Short-term financing, net of unamortized debt issuance costs	54,233	55,817
Deferred revenue - current	27,943	28,186
Total current liabilities	130,434	132,172
Long-term liabilities:
Long-term debt, less current portion and net of unamortized debt issuance costs	34,778	35,181
Long-term incentive plan	—	1,643
Deferred revenue - long-term	59,839	67,967
Deferred income tax liability, net	1,202	1,239
Other long-term liabilities	9,601	13,585
Total long-term liabilities	105,420	119,615
Total liabilities	235,854	251,787
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 45,399,761 and 43,704,876 shares issued and outstanding)	454	437
Additional paid-in capital	166,179	147,304
Accumulated deficit	(107,310)	(94,072)
Total shareholders’ equity, SkyWater Technology, Inc.	59,323	53,669
Noncontrolling interests	3,559	308
Total shareholders’ equity	62,882	53,977
Total liabilities and shareholders’ equity	$298,736	$305,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(in thousands, except share and per share data)
Revenue	$69,811	$47,407	$135,905	$95,528
Cost of revenue	53,144	45,327	102,770	94,388
Gross profit	16,667	2,080	33,135	1,140
Research and development	2,396	2,361	5,063	4,643
Selling, general and administrative expense	17,820	10,795	32,716	22,485
Operating income (loss)	(3,549)	(11,076)	(4,644)	(25,988)
Interest expense	(2,950)	(1,040)	(5,421)	(2,069)
Income (loss) before income taxes	(6,499)	(12,116)	(10,065)	(28,057)
Income tax expense (benefit)	25	63	25	(131)
Net income (loss)	(6,524)	(12,179)	(10,090)	(27,926)
Less: net income attributable to noncontrolling interests	2,066	826	2,773	1,685
Net income (loss) attributable to SkyWater Technology, Inc.	$(8,590)	$(13,005)	$(12,863)	$(29,611)
Net income (loss) per share attributable to common shareholders, basic and diluted:	$(0.19)	$(0.32)	$(0.29)	$(0.74)
Weighted average shares used in computing net income (loss) per common share, basic and diluted:	44,743,269	40,203,050	44,280,343	40,031,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended July 2, 2023 and July 3, 2022
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at April 3, 2022	—	$—	39,905	$399	$118,873	$(71,085)	$48,187	$(678)	$47,509
Issuance of common stock pursuant to equity compensation plans	—	—	545	5	781	—	786	—	786
Stock-based compensation	—	—	—	—	2,043	—	2,043	—	2,043
Net distribution to VIE member	—	—	—	—	—	—	—	(530)	(530)
Net income (loss)	—	—	—	—	—	(13,005)	(13,005)	826	(12,179)
Balance at July 3, 2022	—	$—	40,450	$404	$121,697	$(84,090)	$38,011	$(382)	$37,629

Balance at April 2, 2023	—	$—	44,280	$443	$154,764	$(98,720)	$56,487	$985	$57,472
Issuance of common stock	—	—	911	9	9,448	—	9,457	—	9,457
Issuance of common stock pursuant to equity compensation plans	—	—	209	2	—	—	2	—	2
Stock-based compensation	—	—	—	—	1,967	—	1,967	—	1,967
Net contribution from VIE member	—	—	—	—	—	—	—	508	508
Net income (loss)	—	—	—	—	—	(8,590)	(8,590)	2,066	(6,524)
Balance at July 2, 2023	—	$—	45,400	$454	$166,179	$(107,310)	$59,323	$3,559	$62,882
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
For the Six Months Ended July 2, 2023 and July 3, 2022
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2022	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
Issuance of common stock pursuant to equity compensation plans	—	—	614	6	1,439	—	1,445	—	1,445
Stock-based compensation	—	—	—	—	5,050	—	5,050	—	5,050
Net distribution to VIE member	—	—	—	—	—	—	—	(867)	(867)
Net income (loss)	—	—	—	—	—	(29,611)	(29,611)	1,685	(27,926)
Balance at July 3, 2022	—	$—	40,450	$404	$121,697	$(84,090)	$38,011	$(382)	$37,629

Balance at January 1, 2023	—	—	43,705	437	147,304	(94,072)	53,669	308	53,977
Adoption of new accounting principle	—	—	—	—	—	(375)	(375)	—	(375)
Issuance of common stock	—	—	1,156	12	12,141	—	12,153	—	12,153
Issuance of common stock pursuant to equity compensation plans	—	—	539	5	2,914	—	2,919	—	2,919
Stock-based compensation	—	—	—	—	3,820	—	3,820	—	3,820
Net contribution from VIE member	—	—	—	—	—	—	—	478	478
Net income (loss)	—	—	—	—	—	(12,863)	(12,863)	2,773	(10,090)
Balance at July 2, 2023	—	$—	45,400	$454	$166,179	$(107,310)	$59,323	$3,559	$62,882
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 2, 2023	July 3, 2022

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(10,090)	$(27,926)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	14,559	13,657
Amortization of debt issuance costs included in interest expense	876	348
Long-term incentive and stock-based compensation	3,820	5,334
Cash paid for contingent consideration in excess of initial valuation	—	(375)
Deferred income taxes	(37)	(137)
Cash paid for operating leases	(12)	—
Cash paid for interest on finance leases	(415)	—
Provision for credit losses	3,602	—
Changes in operating assets and liabilities:
Accounts receivable	(17,425)	(1,024)
Inventories	(2,627)	(3,865)
Prepaid expenses and other assets	(606)	(751)
Accounts payable and accrued expenses	(1,344)	6,047
Deferred revenue	(8,371)	(5,170)
Income tax receivable and payable	62	—
Net cash used in operating activities	(18,008)	(13,862)
Cash flows from investing activities:
Purchase of software and licenses	(612)	(400)
Purchases of property and equipment	(2,608)	(5,463)
Net cash used in investing activities	(3,220)	(5,863)
Cash flows from financing activities:
Draws on revolving line of credit	121,350	—
Paydowns of revolving line of credit	(123,810)	—
Net proceeds on Revolver	—	18,946
Net proceeds from tool financing	496	—
Repayment of VIE financing	(791)	(509)
Cash paid for principal on finance leases	(456)	(416)
Proceeds from the issuance of common stock pursuant to the employee stock purchase plan	1,276	1,128
Proceeds from the issuance of common stock, net of commissions	12,144	—
Cash paid on license technology obligations	(2,350)	(500)
Net contributions (distributions) from (to) noncontrolling interest	(478)	(867)
Net cash provided by financing activities	7,381	17,782
Net uses of cash and cash equivalents	(13,847)	(1,943)
Cash and cash equivalents - beginning of period	30,025	12,917
Cash and cash equivalents - end of period	$16,178	$10,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 2, 2023	July 3, 2022

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$3,825	$1,857
Income taxes	—	3
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$2	$6,972
Equipment acquired through capital lease obligations	1	9,008
Intangible assets acquired, not yet paid	—	2,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, "SkyWater", the "Company", “it”, or “its”), is a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility, or fab, in Minnesota and advanced packaging services from its Florida facility. SkyWater's technology-as-a-service model leverages a strong foundation of proprietary technology to co-develop process technology intellectual property with its customers that enables disruptive concepts through its Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to these differentiated technology development services, SkyWater supports customers with volume production of ICs for high-growth markets through its Wafer Services.
SkyWater is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.
Note 2 Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements as of July 2, 2023, and for the three and six months ended July 2, 2023 and July 3, 2022, are presented in thousands of U.S. dollars (except share and per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with SkyWater's audited consolidated financial statements and the related notes thereto as of January 1, 2023 and for the year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position as of July 2, 2023 and results of operations, shareholders' equity, and cash flows for the three and six months ended July 2, 2023 and July 3, 2022.
The results of operations for the three and six months ended July 2, 2023 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023, or for any other interim period, or for any other future year.
Principles of Consolidation
The condensed consolidated financial statements include the Company's assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of the Company's subsidiaries in which it has a controlling financial interest, SkyWater Technology Foundry, Inc. (“SkyWater Technology Foundry”), SkyWater Federal, LLC (“SkyWater Federal”), SkyWater Florida, Inc. (“SkyWater Florida”), and Oxbow Realty Partners, LLC ("Oxbow Realty"), a variable interest entity (“VIE”) for which SkyWater is the primary beneficiary and an affiliate of the Company's principal shareholder, CMI Oxbow Partners, LLC ("Oxbow"). All intercompany accounts and transactions have been eliminated in consolidation.
Liquidity and Cash Requirements
The accompanying condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.
For the three and six months ended July 2, 2023, the Company incurred losses of $8,590 and $12,863, respectively. As of July 2, 2023, the Company had cash and cash equivalents of $16,178.
SkyWater's ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt) and other sources of financing. The current business plans indicate that the Company may require additional liquidity to continue to operate for the next 12 months from the issuance of the condensed consolidated financial statements. The Company has identified specific actions that can be taken to reduce operating costs and improve cash flow, including reductions in spending and delays in hiring certain personnel. If such actions are taken, it may require the Company to decrease its level of investment in new products and technologies, or discontinue further expansion of its business. The Company also obtained a support letter from Oxbow Industries, LLC ("Oxbow Industries"), an affiliate of Oxbow, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these financial statements. Based upon SkyWater's operating forecasts, its cash and cash equivalents on hand, available borrowings on the Revolver, potential cost

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
reduction measures it could undertake, and the support letter from Oxbow Industries, as needed, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the issuance of the condensed consolidated financial statements.
Additionally, the Company could raise additional capital through the ATM Program (as defined below) and seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver, however it cannot provide any assurance that additional funds will be available when needed or, if available, will be available on terms that are acceptable to the Company. See Note 8 – Shareholders’ Equity for information regarding the ATM Program.
SkyWater has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. To the extent that the Company's current resources and plans to potentially reduce expenses are insufficient to satisfy the Company's cash requirements, it may need to seek additional equity or debt financing. The Company's ability to do so depends on prevailing economic conditions and other factors, many of which are beyond SkyWater's control.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates.
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares and potentially dilutive securities outstanding for the period determined using the treasury-stock method. Because the Company reported a net loss for the three and six months ended July 2, 2023 and July 3, 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At July 2, 2023 and July 3, 2022, there were restricted stock units and stock options totaling 2,483,000 and 2,526,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(8,590)	$(13,005)	$(12,863)	$(29,611)
Denominator:
Weighted-average common shares outstanding, basic and diluted	44,743	40,203	44,280	40,032
Net loss per common share, basic and diluted	$(0.19)	$(0.32)	$(0.29)	$(0.74)
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
Note 3 Summary of Significant Accounting Policies

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2023 include an additional discussion of the significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements. The Company made no material changes to its significant accounting policies and estimates during the three and six months ended July 2, 2023. However, the Company adopted the provision of the new credit loss accounting standard as discussed below.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases", later codified in FASB Accounting Standards Codification ("ASC") Topic 842, "Leases" ("Topic 842"). Topic 842 was effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, SkyWater adopted Topic 842 on January 3, 2022 for the year ending January 1, 2023. The guidance in Topic 842 supersedes the guidance in ASC Topic 840, "Leases". Under Topic 842, lessees are required to recognize lease right of use assets and lease liabilities on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company adopted Topic 842, and all related amendments using the "Comparatives Under 840 Option" transition approach. Under this transition approach, the Company did not restate prior periods, nor restate prior lease disclosures. The Company also elected certain practical expedients allowed by Topic 842 which, among other things, allowed it to carry forward historical lease classification conclusions previously made under Topic 840 and to exclude from the scope of its application of Topic 842 lease arrangements with terms less than twelve months. The most significant impact of adopting Topic 842 was the recognition of lease right-of-use assets and lease liabilities for operating leases. The adoption of Topic 842 resulted in the recognition of an initial right-of-use asset of $184 and an initial lease liability of $184 for its operating leases. The Company's accounting for finance leases has remained substantially unchanged.
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments", later codified in Topic 326, "Financial Instruments – Credit Losses" ("Topic 326"). Topic 326 replaces the preexisting guidance that only required the recognition of credit losses when losses were probable and estimable. Topic 326 now requires recognition of credit losses based on SkyWater's expectation of losses to be incurred while the financial instrument is held. Topic 326 was effective for most public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, SkyWater adopted Topic 326 on January 2, 2023 using the modified retrospective approach. Upon adoption, the Company increased its accumulated deficit by $375 for the effects of increasing its allowance for credit losses as of January 2, 2023. All other impacts to SkyWater's financial position, results of operations and cash flows were immaterial.
Note 4 Revenue
Wafer Services Contract
In March 2022, the Company signed a contract with a significant wafer services customer. Per the terms of the contract, orders placed by the customer are non-cancellable and SkyWater has an enforceable right to payment for any finished or in-process wafers plus a reasonable margin. The wafers produced for that customer are highly customized and have no alternative use. Control of these wafers is deemed to transfer to the customer over time during the fabrication process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. The contract price is recognized as revenue over time based on actual costs incurred in the fabrication process to date relative to total expected costs to produce all wafers. The contract terms and pricing is applicable to all in-process and future wafers. The Company recorded revenue of $8,230 in the three months ended April 3, 2022 to account for recognition of wafer services activities in process.
Revenue Recognition of Advanced Technology Services Contract
Revenue on fixed price contracts is recognized over time as work progresses using either the input or output method based upon which method the Company believes represents the best indication of the overall progress toward satisfying each performance obligation. Over time revenue recognition using the output method relies on performance completed to date or contractual milestones if they correlate directly with the progress to satisfy the Company's performance obligations. Over time revenue recognition using the input method is based on costs incurred to date compared to estimated total cost required to complete each performance obligation as of the reporting date. The Company measures progress by comparing total costs incurred to date to the total estimated costs of each performance obligation, and record that proportion of the contract price allocated to that performance obligation as revenue. Costs include labor, manufacturing costs, materials and other direct costs related to the customer contract. During the third quarter of 2022 and first quarter of 2023, the Company signed contracts with a

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
significant Advanced Technology Services customer for which revenue is recognized based upon the input method using a cost-based measure of progress.
Disaggregated Revenue
The following tables disclose revenue for the three and six months ended July 2, 2023 and July 3, 2022 by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Three Months Ended July 2, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$3,238	$13,564	$—	$16,802
Advanced Technology Services
Time & materials contracts	—	27,914	—	27,914
Fixed price contracts	—	23,928	—	23,928
Other	—	—	1,167	1,167
Total Advanced Technology Services [1]	—	51,842	1,167	53,009
Total revenue	$3,238	$65,406	$1,167	$69,811
__________________
1 Total Advanced Technology Services revenue includes $936 of tool revenue.

	Three Months Ended July 3, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$3,519	$14,065	$—	$17,584
Advanced Technology Services
Time & materials contracts	—	20,000	—	20,000
Fixed price contracts	—	8,656	—	8,656
Other	—	—	1,167	1,167
Total Advanced Technology Services [1]	—	28,656	1,167	29,823
Total revenue	$3,519	$42,721	$1,167	$47,407
__________________
1 Total Advanced Technology Services revenue includes $313 of tool revenue.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Six Months Ended July 2, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$7,188	$27,401	$—	$34,589
Advanced Technology Services
Time & materials contracts	—	55,746	—	55,746
Fixed price contracts	—	43,236	—	43,236
Other	—	—	2,334	2,334
Total Advanced Technology Services [1]	—	98,982	2,334	101,316
Total revenue	$7,188	$126,383	$2,334	$135,905
__________________
1 Total Advanced Technology Services revenue includes $1,472 of tool revenue.

	Six Months Ended July 3, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue	Total Revenue
Wafer Services	$16,724	$22,406	$—	$39,130
Advanced Technology Services
Time & materials contracts	—	38,908	—	38,908
Fixed price contracts	—	15,156	—	15,156
Other	—	—	2,334	2,334
Total Advanced Technology Services [1]	—	54,064	2,334	56,398
Total revenue	$16,724	$76,470	$2,334	$95,528
__________________
1 Total Advanced Technology Services revenue includes $1,297 of tool revenue.
The following table discloses revenue for the three and six months ended July 2, 2023 and July 3, 2022 by country as determined based on customer address:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
United States	$59,920	$38,550	$118,122	$80,908
Hong Kong	2,983	2,104	6,002	$3,040
Canada	2,117	1,864	4,506	3,534
United Kingdom	3,770	1,443	3,874	$3,224
All others	1,021	3,446	3,401	4,822
	$69,811	$47,407	$135,905	$95,528

The following customers accounted for 10% or more of revenue for the three and six months ended July 2, 2023 and July 3, 2022:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Customer A	21%	21%	20%	20%
Customer B	18%	28%	19%	34%
Customer E	13%	*	14%	*
	52%	49%	53%	54%
__________________
* Represents less than 10% of revenue.

The loss of a major customer could adversely affect the Company's operating results and financial condition.
Deferred Contract Costs
The Company recognized accretion of deferred contract costs in its condensed consolidated statements of operations totaling $32 for the three months ended July 2, 2023. The Company recognized amortization of deferred contract costs of $399 for the three months ended July 3, 2022, and $715 and $594 for the six months ended July 2, 2023 and July 3, 2022, respectively.
Contract Assets
Contract assets were $28,572 and $34,625 at July 2, 2023 and January 1, 2023, respectively, and are included in accounts receivable, net in the Company's condensed consolidated balance sheets.
Contract Liabilities
The contract liabilities and other significant components of deferred revenue are as follows:

	July 2, 2023			January 1, 2023
	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue	Contract Liabilities	Deferred Lease Revenue	Total Deferred Revenue
Current	$23,276	$4,667	$27,943	$23,519	$4,667	$28,186
Long-term	55,561	4,278	59,839	61,356	6,611	67,967
Total	$78,837	$8,945	$87,782	$84,875	$11,278	$96,153
The decrease in contract liabilities from January 1, 2023 to July 2, 2023 was primarily the result of completion of specific performance obligations for the Company's customers. Of the Company's total contract liabilities at January 1, 2023, 12% have been recognized in revenue during the six months ended July 2, 2023. Of the Company's total contract liabilities at January 2, 2022, 8% were recognized in revenue during the six months ended July 3, 2022.
Remaining Performance Obligations
As of July 2, 2023, the Company had approximately $130,707 of remaining performance obligations that had not been fully satisfied on contracts with an original expected duration of one year or more, which were primarily related to Advanced Technology Services contracts. The Company expects to recognize those revenues as it satisfies its performance obligations, which do not exceed 6.5 years.
The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less. Further, the Company does not adjust the promised amount of consideration for the effects of financing if it expects, at contract inception, that the period between when it transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 5 Balance Sheet Information
Certain significant amounts included in the Company's condensed consolidated balance sheets are summarized in the following tables:

	July 2, 2023	January 1, 2023
Accounts receivable:
Trade accounts receivable	$52,908	$29,683
Unbilled revenue (contract assets)	28,572	34,625
Allowance for credit losses	(4,395)	(1,638)
Total accounts receivable, net	$77,085	$62,670

	Three Months Ended		Six Months Ended
Allowance for credit losses:	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Balance at beginning of period	4,167	—	1,638	—
Add
Adoption of Credit Loss Standard (Topic 326)	—	—	375	—
Provision for credit losses	1,448	—	3,602	—
Deduct
Accounts written-off	1,220	—	1,220	—
Less recoveries of accounts charged-off	—	—	—	—
Net account charge-offs (recoveries)	1,220	—	1,220	—
Balance at end of period	$4,395	$—	$4,395	$—

	July 2, 2023	January 1, 2023
Inventories:
Raw materials	$4,352	$3,991
Work-in-process	59	359
Supplies and spare parts	11,613	9,047
Total inventories—current	16,024	13,397
Supplies and spare parts classified as other assets	3,042	2,605
Total inventories	$19,066	$16,002

	July 2, 2023	January 1, 2023
Prepaid expenses and other current assets:
Prepaid expenses	$1,828	$2,395
Prepaid inventory	374	129
Equipment purchased for customers [1]	5,669	5,669
Deferred contract costs	748	2,097
Other	450	—
Total prepaid assets and other current assets	$9,069	$10,290
__________________
1 The Company acquired equipment for a customer that is being installed and calibrated in its facility. Prior to the customer obtaining ownership and control of the equipment, the Company recorded costs incurred to date within prepaid expenses and other current assets.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	July 2, 2023	January 1, 2023
Property and equipment, net:
Land	$5,396	$5,396
Buildings and improvements	88,182	88,141
Machinery and equipment	193,074	187,276
Fixed assets not yet in service	7,089	9,746
Total property and equipment, at cost [1]	293,741	290,559
Less: Accumulated depreciation [1]	(124,201)	(110,644)
Total property and equipment, net [1]	$169,540	$179,915
__________________
1 Includes $13,332 and $12,521 of cost and $(3,519) and $(2,781) of accumulated depreciation associated with capital assets subject to financing leases as of July 2, 2023 and January 1, 2023, respectively.
Depreciation expense was $6,700 and $6,683 for the three months ended July 2, 2023 and July 3, 2022, respectively, and $13,556 and $12,714 for the six months ended July 2, 2023 and July 3, 2022, respectively, substantially all of which was classified as cost of revenue.

	July 2, 2023	January 1, 2023
Intangible assets, net:
Software and licensed technology	$10,889	$10,277
Less: Accumulated amortization	(5,673)	(4,669)
Total intangible assets, net	$5,216	$5,608
Intangible assets consist of purchased software and license costs from the acquisition of Cypress Semiconductor Corporation in 2017. Additionally, the Company has entered into license agreements for third-party software and licensed technology, which also comprise intangible assets. During the six months ended July 2, 2023, the Company acquired third-party software and licensed technology of $612, which will be amortized over a weighted average estimated life of 3 years.
For the three months ended July 2, 2023 and July 3, 2022, amortization of software and licensed technology was $507 and $518, respectively, and $1,003 and $943 for the six months ended July 2, 2023 and July 3, 2022, respectively.
Remaining estimated aggregate annual amortization expense is as follows for the years ending:

Amortization Expense
Remainder of 2023	$728
2024	1,018
2025	816
2026	590
2027	308
Thereafter	1,756
Total	$5,216

	July 2, 2023	January 1, 2023
Other assets:
Supplies and spare parts	$3,042	$2,605
Deferred contract costs	352	—
Operating lease right-of-use assets	119	141
Other assets	2,004	944
Total other assets	$5,517	$3,690

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	July 2, 2023	January 1, 2023
Accrued expenses:
Accrued compensation	$8,172	$5,705
Licensed technology	1,000	1,500
Accrued commissions	267	30
Accrued fixed asset expenditures	—	20
Accrued royalties	4,162	4,734
Current portion of operating lease liabilities	46	44
Current portion of finance lease liabilities	627	786
Accrued inventory	1,782	1,294
Accrued consulting fees	3,820	—
Other accrued expenses	12,236	11,099
Total accrued expenses	$32,112	$25,212

	July 2, 2023	January 1, 2023
Other long-term liabilities:
Finance lease obligations	$9,525	$9,257
Operating lease liability	76	100
Accrued customer payable	—	3,728
Licensed technology	—	500
Total other long-term liabilities	$9,601	$13,585
Note 6 Debt
The components of debt outstanding at July 2, 2023 and January 1, 2023 are as follows:

	July 2, 2023	January 1, 2023
Revolver	$57,796	$60,093
VIE Financing	36,299	36,826
Tool financing loan	3,102	3,037
Unamortized debt issuance costs [1]	(6,222)	(7,103)
Total long-term debt, including current maturities	90,975	92,853
Less: Current portion of long-term debt	(56,197)	(57,672)
Total long-term debt, excluding current portion	$34,778	$35,181
__________________
1 Unamortized debt issuance costs as of July 2, 2023 included $3,563 for the Revolver (as defined below) and $2,659 for the VIE Financing (as defined below). Unamortized debt issuance costs as of January 1, 2023 included $4,277 for the Revolver and $2,826 for the VIE Financing.
Revolver
The outstanding balance of the revolving line of credit (the “Revolver”) under the Company's Loan and Security Agreement with Siena Lending Group LLC was $57,796 as of July 2, 2023 at an interest rate of 11.6% due in December 2025. The remaining availability under the Revolver was $34,635 as of July 2, 2023. As of July 2, 2023, the Company was in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
VIE Financing
On September 30, 2020, Oxbow Realty, our consolidated VIE (see Note 12 – Related Party Transactions and Note 13 – Variable Interest Entity), entered into a loan agreement for $39,000 (the “VIE Financing”) to finance the acquisition of the building and land associated with SkyWater's primary operating location in Bloomington, Minnesota. The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow, who is also the sole equity holder of Oxbow Realty.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the Bloomington, Minnesota facility and SkyWater’s financial performance. The occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a trigger event exists and the lender’s protective rights are currently enforceable. Pursuant to its protective rights, the lender has retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that are in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The funds held in the restricted accounts become remittable back to Oxbow Realty once the trigger event is cured. As of July 2, 2023, Oxbow Realty maintained a $4,542 receivable for the cumulative amount of excess payments held by the lender in the restricted account.
Tool Financing Loan
Between fourth quarter 2022 and first quarter 2023, SkyWater entered into an arrangement to sell a manufacturing tool to an equipment financing lender for $3,596. The agreements include bargain purchase options at the end of the lease terms which the Company intends to exercise. These transactions represent failed sale leasebacks with the manufacturing tool retained on the Company's balance sheet and the proceeds received recorded as financial obligations.

Maturities
Future principal payments of the Revolver, the VIE Financing, and tool financing loan, excluding unamortized debt issuance costs, are as follows:

Remainder of 2023	$58,801
2024	2,103
2025	2,185
2026	1,752
2027	1,219
Thereafter	31,137
Total	$97,197
Note 7 Income Taxes
The Company's effective tax rates for each of the three and six months ended July 2, 2023 and July 3, 2022 differ from its 21% statutory tax rates due to state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units and changes in the deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rate for the three months ended July 2, 2023 and July 3, 2022 was (0.4)% and (0.5)%, respectively, and the effective income tax rate for the six months ended July 2, 2023 and July 3, 2022 was (0.2)% and 0.5% respectively.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $20,734 and $19,855 was recorded as of July 2, 2023 and January 1, 2023, respectively, to reduce the net deferred tax assets to the amount that is more likely than not to be realized.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
No liability has been recorded for uncertain tax positions. If applicable, the Company would accrue income tax related interest and penalties in income tax expense in its condensed consolidated statement of operations. There were no interest or penalties incurred during the three and six months ended July 2, 2023 and July 3, 2022.
In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the "CHIPS Act"). The CHIPS Act provides incentives to semiconductor chip manufacturers in the United States, including providing a 25% manufacturing investment credit for investments in semiconductor manufacturing property placed in service after December 31, 2022, for which construction begins before January 1, 2027. Property investments qualify for the 25% credit if, among other requirements, the property is integral to the operation of an advanced manufacturing facility, defined as having a primary purpose of manufacturing semiconductors or semiconductor manufacturing equipment. Currently, management is evaluating the impact of the CHIPS Act on its business.
Note 8 Shareholders’ Equity
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the "ATM Program"). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company’s common stock. During the six months ended July 2, 2023, the Company sold approximately 1,301,470 shares at an average sale price of $10.34 per share, resulting in gross proceeds of approximately $13,454 before deducting sales commissions and fees of approximately $404. The Company used the net proceeds to pay down the Revolver and fund its operations. Subsequent to July 2, 2023, the Company sold approximately 779,697 shares under the Open Market Sale Agreement at an average sale price of $9.72 per share, resulting in gross proceeds of approximately $7,575 before deducting sales commissions and fees of approximately $227.
As of July 2, 2023, approximately $82,506 in shares were available for issuance under the Open Market Sale Agreement. Taking into account the sales that settled subsequent to July 2, 2023, approximately $74,930 in shares are available for issuance under the ATM Program as of the date of this report.
Note 9 Share-Based Compensation
Share-based compensation expense was allocated in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of revenue	$291	$534	$804	$1,574
Research and development	217	127	379	333
Selling, general and administrative expense	1,459	1,382	2,637	3,143
	$1,967	$2,043	$3,820	$5,050
Note 10 Fair Value Measurements
ASC Topic 820, "Fair Value Measurement and Disclosure" (Topic 820), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the fair value hierarchy defined in Topic 820 to categorize assets and liabilities subject to fair value reporting into three levels, as follows, based on the inputs used to derive the fair value of these balances.
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
Level 3 inputs were used in the valuation of the Company's contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Six Months Ended
	July 2, 2023	July 3, 2022
Beginning balance	$—	$816
Payments	—	(375)
Change in fair value	—	—
Ending balance	$—	$441
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Non-financial assets, such as property and equipment and intangible assets, are initially recorded at acquisition cost when acquired, or at fair value if acquired via a business combination. Non-financial assets are remeasured at fair value only if it is determined the net cost basis is not recoverable pursuant to ASC Topic 360, "Property, Plant and Equipment."
Note 11 Commitments and Contingencies
Litigation
From time to time, the Company is involved in legal proceedings and subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company's interests, such litigation can have a negative impact on its results because of defense and settlement costs, diversion of management resources from its business and other factors.
Capital Expenditures
The Company has various contracts outstanding with third parties which primarily relate to the completion of a building expansion project to increase manufacturing capacity at its Minnesota facility. The Company has approximately $8.6 million of contractual commitments outstanding as of July 2, 2023.
Center for NeoVation
On January 25, 2021, the Company entered into a technology and economic development agreement (the “TED Agreement”), and a lease agreement (the “CfN Lease”) with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation (“BRIDG”), to lease and operate the Center for NeoVation (the “CfN”), a semiconductor research and development and manufacturing facility that serves as its primary operating location in Kissimmee, Florida. Under the CfN Lease, the Company agrees to bring the plant to full production capacity within 5 years, and then to operate the plant at full capacity for an additional 15 years. At the end of the lease, SkyWater will take ownership of the facility. The Company is responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring it to full production capacity. Investments and costs required to bring the facility to full capacity will be substantial. The Company may terminate the TED Agreement and CfN Lease with 18 months' notice. In the event the Company terminates the agreements, it is required to continue to operate the CfN until the earlier of either a replacement operator is found, or the 18-month notice period expires, and it may be required to make a payment of up to $15,000 to Osceola.
Build Back Better Grant
In third quarter 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN clean room and purchase and installation of tools and machinery in the CfN. In February 2023, SkyWater committed to contributing a 20% “matching share” of the project costs to Osceola totaling approximately $9,100. SkyWater's commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 12 Related Party Transactions
In August 2022, SkyWater entered into an agreement with Oxbow Industries to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. In March 2023, the agreement was amended to extend the term through March 2025. No amounts have been provided to the Company under this agreement.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building representing its primary operating location in Bloomington, Minnesota to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building back from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. The Company is also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of July 2, 2023 were as follows (such amounts are eliminated from the Company's condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 13 – Variable Interest Entity):

Remainder of 2023	2,474
2024	5,031
2025	5,132
2026	5,234
2027	5,339
Thereafter	78,776
Total lease payments	101,986
Less: imputed interest	(74,246)
Total	$27,740
Note 13 Variable Interest Entity
Oxbow Realty was established by Oxbow for the purpose of holding real estate and facilitating real estate transactions. This included the purchase of the land and building of SkyWater's primary operating location in Bloomington, Minnesota with proceeds from a bank loan (see Note 6 – Debt) and managing the leaseback of the land and building to SkyWater (see Note 12 – Related Party Transactions). Management determined that Oxbow Realty meets the definition of a VIE under FASB Topic 810, "Consolidation" ("Topic 810"), because it lacks sufficient equity to finance its activities. Furthermore, the Company is the primary beneficiary of Oxbow Realty as it has the power to direct operating and maintenance decisions of its Bloomington, Minnesota facility during the lease term, which would most significantly affect the VIE’s economic performance. As the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of Oxbow Realty pursuant to Topic 810, eliminating any transactions between the Company and Oxbow Realty, and recording a noncontrolling interest for the economic interest in Oxbow Realty not owned by the Company because the owners of SkyWater's common stock do not legally have rights or obligations to the profits or losses of Oxbow Realty. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of July 2, 2023 and January 1, 2023. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	July 2, 2023	January 1, 2023
Cash and cash equivalents	$20	$16
Accounts receivable	4,545	—
Prepaid expenses	21	860
Finance receivable	40,388	37,652
Other assets	746	256
Total assets	$45,720	$38,784
Accounts payable	$4,280	$117
Accrued expenses	243	1,581
Deferred revenue	1,386	—
Debt	36,252	36,778
Total liabilities	$42,161	$38,476

The following table shows the revenue and expenses of Oxbow Realty for the three and six months ended July 2, 2023 and July 3, 2022. These amounts have been included, net of eliminations, in the notes to the condensed consolidated financial statements.

	Three Months Ended			Six Months Ended
	July 2, 2023	Three Months Ended	July 3, 2022	July 2, 2023	July 3, 2022
Revenue	$2,631		$1,262	$3,949	$2,522
General and administrative expenses	252		102	545	179
Interest expense	313		334	631	658
Total expenses	565		436	1,176	837
Net income	$2,066		$826	$2,773	$1,685
Note 14 Leases
SkyWater as the Lessor
In March 2020, SkyWater executed a contract with a customer that includes an operating lease for the right to use a specified portion of the Company's primary operating location in Bloomington, Minnesota to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue (see Note 4 – Revenue for additional information on revenue recognition and deferred revenue of the operating lease).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company's audited consolidated financial statements and related notes, included in its Annual Report on Form 10-K for the year ended January 1, 2023. In addition to historical financial information, the following discussion contains forward-looking statements that reflect the Company's current expectations, estimates and assumptions concerning events and financial trends that may affect the Company's future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in the Company's forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Forward-Looking Statements” herein and elsewhere in its Annual Report on Form 10-K.
SkyWater refers to the three-month periods ended July 2, 2023 and July 3, 2022 as the second quarter of 2023 and second quarter of 2022, respectively. Each of these three-month periods includes 13 weeks. The six-month periods ended July 2, 2023 and July 3, 2022 are referred to as the first six months of 2023 and the first six months of 2022, respectively. Each of these six-month periods includes 26 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
For purposes of this section, the terms “we,” “us,” “our,” and “SkyWater” refer to SkyWater Technology, Inc. and its subsidiaries collectively.
Overview
We are a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. Our technology-as-a-service model leverages a strong foundation of proprietary technology to co-develop process technology intellectual property, or IP, with our customers that enables disruptive concepts through our Advanced Technology Services for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
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
Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first six months of 2023 and 2022 or are reasonably likely to impact our results in the future.

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
•Our overall level of indebtedness from our revolving credit agreement for up to $100 million, which we refer to as the Revolver (as defined below and in Note 6 – Debt), and a $37 million financing from the sale of the land and building representing our headquarters in Minnesota, which we refer to as the VIE Financing, the corresponding interest rates charged to us by our lenders and our ability to access borrowings under the Revolver.
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

Results of Operations
Second Quarter of 2023 Compared to the Second Quarter of 2022
The following table summarizes certain financial information relating to our operating results for the second quarter of 2023 and 2022.

	Second Quarter Ended		Dollar Change	Percentage Change Favorable/(Unfavorable)
	July 2, 2023 (1)	July 3, 2022 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$69,811	$47,407	$22,404	47%
Cost of revenue	53,144	45,327	7,817	17%
Gross profit	16,667	2,080	14,587	701%
Research and development	2,396	2,361	35	1%
Selling, general and administrative expense	17,820	10,795	7,025	65%
Operating income (loss)	(3,549)	(11,076)	7,527	68%
Interest expense	(2,950)	(1,040)	(1,910)	(184)%
Income (loss) before income taxes	(6,499)	(12,116)	5,617	46%
Income tax expense (benefit)	25	63	(38)	(60)%
Net income (loss)	(6,524)	(12,179)	5,655	46%
Less: net income attributable to noncontrolling interests	2,066	826	1,240	150%
Net income (loss) attributable to SkyWater Technology, Inc.	$(8,590)	$(13,005)	$4,415	34%
Other Financial Data:
Adjusted EBITDA (2)	$6,460	$(1,602)	$8,062	nm
(1)The condensed consolidated statements of operations are for the second quarter of 2023 and the second quarter of 2022. The second quarter of 2023 and 2022 each contained 13 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.

Six Months Ended July 2, 2023 Compared to the Six Months Ended July 3, 2022
The following table summarizes certain financial information relating to the Company's operating results for the six months ended July 2, 2023 and July 3, 2022.

	Six Months Ended		Dollar Change	Percentage Change Favorable/(Unfavorable)
	July 2, 2023 (1)	July 3, 2022 (1)

	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$135,905	$95,528	$40,377	42%
Cost of revenue	102,770	94,388	8,382	9%
Gross profit	33,135	1,140	31,995	2,807%
Research and development	5,063	4,643	420	9%
Selling, general and administrative expense	32,716	22,485	10,231	46%
Operating income (loss)	(4,644)	(25,988)	21,344	82%
Interest expense	(5,421)	(2,069)	(3,352)	(162)%
Income (loss) before income taxes	(10,065)	(28,057)	17,992	64%
Income tax expense (benefit)	25	(131)	156	nm
Net income (loss)	(10,090)	(27,926)	17,836	64%
Less: net income attributable to noncontrolling interests	2,773	1,685	1,088	65%
Net loss attributable to SkyWater Technology, Inc.	$(12,863)	$(29,611)	$16,748	57%
Other Financial Data:
Adjusted EBITDA (2)	$14,570	$(6,437)	$21,007	nm
(1)The condensed consolidated statements of operations are for the first six months of 2023 and the first six months of 2022. The first six months of 2023 and 2022 each contained 26 weeks.
(2)See “—Non-GAAP Financial Measure” for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.
Revenue
Revenue was $69.8 million for second quarter 2023 compared to $47.4 million for second quarter of 2022, Revenue was $135.9 million for the first six months of 2023 compared to $95.5 million for the first six months of 2022. The increases in revenue were driven by an increase in Advanced Technology Services revenues.
The following table shows revenue by service type for the second quarter and the six months ended July 2, 2023 and July 3, 2022:

	Second Quarter Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(in thousands)
Wafer Services	$16,802	$17,584	$34,589	$39,130
Advanced Technology Services	53,009	29,823	101,316	56,398
Total	$69,811	$47,407	$135,905	$95,528
The decrease in Wafer Services revenue of $0.8 million, or (4)%, from second quarter 2022 compared to second quarter 2023 was primarily driven by decreased activity for a consumer industry customer. For the six months ended July 2, 2023, Wafer Services revenue decreased by $4.5 million, or (12)%, primarily driven by $8.2 million of incremental one-time revenue related to a new contract signed with a customer in first quarter 2022, partially offset by $3.8 million of increases due to continued strengthening in the automotive and medical industry end markets.
Advanced Technology Services revenues increased $23.2 million, or 78%, from second quarter 2022 to second quarter 2023, and increased $44.9 million, or 80%, for the six months ended July 2, 2023 from the six months ended July 3, 2022. The increase in both periods was primarily due to continued momentum in U.S. government programs to bolster the domestic semiconductor supply chain and strengthen the defense industrial base, as well as an increase in activity in the cloud and computing end market.
Cost of revenue
Cost of revenue increased $7.8 million to $53.1 million for second quarter 2023, from $45.3 million for second quarter 2022. The increase was primarily driven by increases in labor costs of $5.7 million and outside services costs of $1.4 million.
For the six months ended July 2, 2023, cost of revenue increased to $102.8 million from $94.4 million for the six months ended July 3, 2022. The increase of $8.4 million was primarily attributable to increases in labor costs of $10.3 million and outside services costs of $3.8 million, royalty expense of $0.8 million, and raw material costs of $0.3 million. In first quarter 2022, a change in contract terms with a significant Wafer Services customer resulted in an additional $10.9 million in cost of revenue recognized during the six months ended July 3, 2022, partially offset by a $4.1 million adjustment to the net realizable value of wafer inventory, which lowered cost of goods sold in the six months ended July 3, 2022 relative to the six months ended July 2, 2023.
Research and development
Research and development costs remained flat for second quarter 2023 from second quarter 2022.
For the six months ended July 2, 2023, research and development costs increased to $5.1 million from $4.6 million for the six months ended July 3, 2022. The increase was primarily attributable to an increase in labor costs as a result of our continued investment in internal personnel.
Selling, general and administrative expense
Selling, general and administrative expense increased to $17.8 million for second quarter 2023, from $10.8 million for second quarter 2022. The increase of $7.0 million was primarily attributable to increases of $3.8 million in external fees, primarily consisting of management and operations consulting services, $1.5 million in labor costs as a result of the Company's continued investment in internal personnel, and $1.4 million in bad debt expense.
For the six months ended July 2, 2023, selling, general and administrative expense increased to $32.7 million from $22.5 million for the six months ended July 3, 2022. The increase of $10.2 million was primarily attributable to increases of $3.8 million in external fees, primarily consisting of management and operations consulting services, $2.4 million in labor costs as a result of the Company's continued investment in internal personnel, and $3.5 million in bad debt expense.
Interest expense
Interest expense increased to $3.0 million for second quarter 2023 from $1.0 million for second quarter 2022. The increase of $1.9 million was primarily the result of increased amounts outstanding under the Revolver and a higher interest rate in second quarter 2023 compared to second quarter 2022.
For the six months ended July 2, 2023, interest expense increased to $5.4 million from $2.1 million for the six months ended July 3, 2022. The increase of $3.4 million was primarily the result of increased amounts outstanding under the Revolver and a higher interest rate on the Revolver in 2023 compared to 2022.
Income tax expense (benefit)
Income tax expense decreased to $0.0 million for the second quarter of 2023 from $0.1 million for the second quarter of 2022. The effective income tax rate for the second quarter of 2023 was (0.4)%, compared to an effective income tax rate of (0.5)% for the second quarter of 2022.
Income tax expense was $0.0 million for the six months ended July 2, 2023 compared to a $0.1 million benefit for the six months ended July 3, 2022. The effective income tax rate for the six months ended July 2, 2023 was (0.2)%, compared to an effective income tax rate of 0.5% for the six months ended July 3, 2022. The income tax rate applied to our pre-tax losses for the three and six months ended July 2, 2023 and July 3, 2022 differs from the statutory tax rate of 21% primarily due to deferred tax asset valuation allowances.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $1.2 million to $2.1 million for second quarter 2023 from $0.8 million for second quarter 2022, and increased by $1.1 million to $2.8 million for the six months ended July 2, 2023 from $1.7 million for the six months ended July 3, 2022. Net income attributable to noncontrolling interests reflects the net income of Oxbow Realty, the variable interest entity ("VIE"), that we consolidate and represents the economic interest in the profits and losses of the VIE that the owners of our shareholders’ equity do not legally have rights or obligations to. The increase in the net income attributable to noncontrolling interests primarily relates to increased interest income from the failed sale leaseback transaction with SkyWater.
Adjusted EBITDA
Adjusted EBITDA increased $8.1 million to $6.5 million for second quarter 2023 from $(1.6) million for second quarter 2022. For the six months ended July 2, 2023, Adjusted EBITDA increased $21.0 million to $14.6 million from $(6.4) million for the six months ended July 3, 2022. The increases in both periods reflects increased revenues at higher margins as a result of the overall growth in our Advanced Technology Services, partially offset by increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers.
For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”

Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt to the Condensed Consolidated Financial Statements) and other sources of financing. Our current business plans indicate that we may require additional liquidity to continue our operations for the next twelve months from the issuance of the consolidated financial statements. We have identified specific actions we could take to reduce operating costs to improve cash flow, which include a reduction in spending and a delayed increase in certain personnel, and may require us to decrease our level of planned investment in new products and technologies, or discontinue further expansion of our business. We also obtained a support letter from Oxbow Industries, LLC ("Oxbow Industries"), an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due through at least one year beyond the issuance of these financial statements. Based upon our operational forecasts, our cash and cash equivalents on hand, our available borrowings on our Revolver, potential cost reduction measures we could take, and the support letter from Oxbow Industries, as needed, we believe we will have sufficient liquidity to fund SkyWater's operations for the next twelve months from the issuance of the consolidated financial statements.
Additionally, we could raise additional capital through the ATM Program (as defined in Note 8 – Shareholders’ Equity) and seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver. However, we cannot provide any assurance that additional funds will be available when needed, or, if available, will be available on terms that are acceptable to us.
We have based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to us. To the extent that our current resources and plans to reduce expenses are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.
We had $16.2 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $34.6 million as of July 2, 2023. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the Indebtedness section of Item 7. Management's Discussion and Analysis below.
ATM Program
For the six months ended July 2, 2023, SkyWater sold 1.3 million shares under the ATM Program at an average sale price of $10.34 per share, resulting in gross proceeds of $13.5 million before deducting sales commissions and fees of $0.4 million. SkyWater used the net proceeds to fund its operations. See Note 8 – Shareholders’ Equity for information regarding the ATM Program.
Capital Expenditures
For the six months ended July 2, 2023, we spent approximately $5.6 million on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under our Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in the remainder of fiscal 2023.

We have approximately $8.6 million of contractual commitments relating to various anticipated capital expenditures outstanding as of July 2, 2023 that we expect to be paid in the remainder of 2023, through either cash on hand or availability under our Revolver or other financing arrangements.
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
As of July 2, 2023, the outstanding balance of our Revolver was $57.8 million, and our remaining availability under the Revolver was $34.6 million. As of July 2, 2023, we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
The following table sets forth general information derived from our condensed consolidated statement of cash flows for the first six months of 2023 and 2022:

	Six Months Ended
	July 2, 2023	July 3, 2022

	(in thousands)
Net cash used in operating activities	$(18,008)	$(13,862)
Net cash used in investing activities	$(3,220)	$(5,863)
Net cash provided by financing activities	$7,381	$17,782
Cash and Cash Equivalents
At July 2, 2023 and January 1, 2023, we had $16.2 million and $30.0 million of cash and cash equivalents, respectively. The VIE we consolidate did not maintain any cash and cash equivalents at either July 2, 2023 or July 3, 2022.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, accounts payable, accrued expenses, and deferred revenue, all of which tend to be related to and are affected by, changes in the timing and volume of activities performed. Net cash used in operating activities was $18.0 million during the first six months of 2023, an increase of $4.1 million from $13.9 million of cash used in operating activities during the first six months of 2022. The increase in cash used in operating activities during the first six months of 2023 was driven primarily by increases in our accounts receivable, net and deferred revenue during the period.
Investing Activities
Capital expenditures comprise a significant use of our capital resources. These investments are intended to enable revenue growth in new and expanding markets, help us meet product demand and increase our manufacturing efficiencies and capacity.
Net cash used in investing activities was $3.2 million during the first six months of 2023, a decrease of $2.6 million from $5.9 million during the first six months of 2022. The decrease in cash used in investing activities during the first six months of 2023 reflects decreased capital spending on property and equipment compared to the same period in 2022.
Financing Activities
Net cash provided by financing activities was $7.4 million during the first six months of 2023, a decrease of $10.4 million from net cash provided by financing activities of $17.8 million during the first six months of 2022. The decrease in net cash provided by financing activities during the first six months of 2023 was primarily driven by the net pay downs of our Revolver, partially offset by proceeds from the issuance of our common stock under our ATM Program and employee stock purchase program.

Indebtedness
Sale Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building representing our primary operating location in Bloomington, Minnesota to Oxbow Realty, LLC ("Oxbow Realty"), an entity controlled by our principal stockholder, CMI Oxbow Partners, LLC, for $39.0 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million and paid a guarantee fee to our principal stockholder of $2.0 million. We subsequently entered into an agreement to leaseback the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the property with the proceeds received recorded as a financial obligation.
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC ("Siena"). The Loan Agreement provides for a revolving line of credit of up to $100 million with scheduled maturity date of December 28, 2025 (the "Revolver"). The Company incurred $4.3 million of debt issuance costs, which will be amortized as additional interest expense over the term of the Revolver. As of July 2, 2023, we had borrowings of $57.8 million under the Revolver.
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
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing 12 month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. We were in compliance with the covenants of the Loan Agreement as of July 2, 2023.
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
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.
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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net income before interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation and certain other items that we do not view as indicative of our ongoing performance, including SkyWater Florida start-up costs, management transition expense, and net income attributable to noncontrolling interests.
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

	Second Quarter Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(8,590)	$(13,005)	$(12,863)	$(29,611)
Interest expense	2,950	1,040	5,421	2,069
Income tax (benefit) expense	25	63	25	(131)
Depreciation and amortization	7,207	7,198	14,559	13,657
EBITDA	1,592	(4,704)	7,142	(14,016)
Equity-based compensation (1)	1,967	2,118	3,820	5,334
Net income attributable to noncontrolling interests (2)	2,066	826	2,773	1,685
Management transition expense (3)	835	—	835	—
SkyWater Florida start-up costs (4)	—	158	—	560
Adjusted EBITDA	$6,460	$(1,602)	$14,570	$(6,437)
__________________
(1)Represents non-cash equity-based compensation expense.
(2)Represents net income attributable to our VIE, which was formed for the purpose of purchasing the land and building of our Bloomington, Minnesota headquarters. Since depreciation and interest expense are excluded from net loss in our adjusted EBITDA financial measure, we also exclude the net income attributable to the VIE.
(3)Represents severance and other costs related to the reorganization of the manufacturing and operations leadership team.
(4)Represents start-up costs associated with our 200 mm heterogeneous integration facility in Kissimmee, Florida, which includes legal fees, recruiting expenses, retention awards and facility start-up expenses. These expenses are not representative of our expected ongoing costs. Effective 2023, our Kissimmee, Florida plant is up and running and no longer in its start-up phase.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 2, 2023 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As disclosed in Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended January 1, 2023, we previously identified material weaknesses in our internal control over financial reporting. As of July 2, 2023, we have material weaknesses in the Control Environment, Risk Assessment and Control Activities components of the COSO framework. As an emerging growth company, we have limited accounting and finance resources. We continue to implement policies, procedures, and internal controls to improve our control environment and risk assessment and we have hired certain employees that have had a limited period of time in their roles. The material weakness in Control Activities has resulted in deficiencies in the design and implementation of controls, that individually, or in the aggregate, were considered a material weakness in certain processes, including financial reporting and administration of accounting information technology primarily related to our inventory and time recording systems that impact revenue recording, as well as the operation of our controls in the expenditures process. These material weaknesses could result in a material misstatement of account balances or disclosures in the annual or interim financial statements that would not be prevented or detected on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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

Item 1A. Risk Factor
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2023. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2023, except for the risk factor set forth below.
Recent events affecting the financial services industry could negatively impact our business, financial condition and results of operations.
The closures in early-2023 of Silicon Valley Bank, Signature Bank and Silvergate Capital Corporation, as well as acquisitions of Credit Suisse and First Republic Bank at regulators’ behest, have created bank-specific and broader financial institution liquidity risks and concerns. While we did not have deposits at any of these institutions, uncertainty remains over potential impacts of such bank closures and acquisitions on the financial markets and broader global economy, and our business, our customers and suppliers, and/or our industry as a whole may be adversely impacted in ways that we cannot predict at this time.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of SkyWater Technology, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

3.2	Bylaws of SkyWater Technology, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.1+	SkyWater Technology, Inc. 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2023).

10.2+	SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+    Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyWater Technology, Inc.

Date: August 10, 2023	By:	/s/ Thomas Sonderman
Thomas Sonderman President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)