Form 10-K/A
period 2023-01-01
SkyWater Technology, Inc
filed 2023-09-26
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: DELOITTE & TOUCHE LLP    Auditor Location: Minneapolis, Minnesota    PCAOB ID Number: 34

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of SkyWater Technology, Inc. (the “Company” or “we”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2023 (the “Original Form 10-K”). We are filing this Amendment to amend and restate in its entirety Part II, Item 9A of the Original Form 10-K to provide our management’s report on the Company’s internal control over financial reporting. We are also filing this Amendment for the purpose of filing revised certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith (the “Exhibits”), to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.
Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted and we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures, other than those discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

PART II
ITEM 9A.    CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our internal control over financial reporting as of January 1, 2023 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of January 1, 2023 due to the material weaknesses described below.
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
    Our consolidated financial statements were filed as part of the Original Form 10-K under Part II, Item 8.
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

10.18	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.19+	SkyWater Technology, Inc. Executive Severance and Change of Control Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.20+	SkyWater Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021)

21.1**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
**    Previously filed with the Original Form 10-K
#    Previously furnished with the Original Form 10-K

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

SkyWater Technology, Inc.

Date: September 25, 2023	By:	/s/ Steve Manko
Name: Steve Manko Chief Financial Officer (Principal Financial and Accounting Officer)