Form 10-Q/A
period 2023-07-02
SkyWater Technology, Inc
filed 2023-09-26
CIK 1819974

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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of SkyWater Technology, Inc. (the “Company” or “we”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2023 (the “Original Q2 Form 10-Q”). We are filing this Amendment for the purpose of filing revised certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith (the “Exhibits”), to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.
Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted and we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Q2 Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Q2 Form 10-Q or modify or update any related or other disclosures, other than those discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Q2 Form 10-Q and the Company’s other filings with the SEC subsequent to the filing of the Original Q2 Form 10-Q.
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
#    Previously furnished with the Original Q2 Form 10-Q

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

3