Form 10-Q
period 2023-10-01
SkyWater Technology, Inc
filed 2023-11-09
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2023

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
(Address of registrant's principal executive offices and zip code)
Registrant's telephone number, including area code: (952) 851-5200
______________________
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	SKYT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
On November 6, 2023, the number of shares of common stock, $0.01 par value, outstanding was 47,024,616.

SkyWater Technology, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that SkyWater Technology, Inc. ("SkyWater," the "Company," "we," "us" or "it") believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, the Company's expectations regarding its business, results of operations, financial condition and prospects, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as "may," "expect," "anticipate," "estimate," "intend," "plan," "target," "seek," "potential," "believe," "will," "could," "should," "would" and "project" or the negative thereof or variations thereon or similar words or expressions that convey the uncertainty of future events or outcomes are generally intended to identify forward-looking statements.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Key factors that may affect the Company's results include, among others, the following:
•its goals and strategies;
•its future business development, financial condition and results of operations;
•its ability to continue operating its fabrication facilities at full capacity;
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
•its ability to procure tools, materials, and chemicals;
•its ability to control costs, including its operating and capital expenses;
•the size and growth potential of the markets for its solutions, and its ability to serve and expand its presence in those markets;
•the level of demand in its customers' end markets;
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
•its ability to protect its intellectual property rights; and
•other factors disclosed in the section entitled "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K for the year ended January 1, 2023, as amended by the Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the SEC September 25, 2023 (as amended, the "Annual Report on Form 10-K"), and this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 1, 2023	January 1, 2023

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$17,346	$30,025
Accounts receivable (net of allowance for credit losses of $4,699 and $1,638, respectively)	43,492	28,045
Contract assets (net of allowance for credit losses of $227 and $0, respectively)	37,733	34,625
Inventory	16,648	13,397
Prepaid expenses and other current assets	8,654	10,290
Income tax receivable	122	169
Total current assets	123,995	116,551
Property and equipment, net	165,818	179,915
Intangible assets, net	4,843	5,608
Other assets	5,053	3,690
Total assets	$299,709	$305,764
Liabilities and shareholders' equity
Current liabilities
Current portion of long-term debt	$4,241	$1,855
Accounts payable	14,378	21,102
Accrued expenses	39,381	25,212
Short-term financing, net of unamortized debt issuance costs	45,253	55,817
Contract liabilities	24,674	28,186
Total current liabilities	127,927	132,172
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	37,729	35,181
Long-term incentive plan	—	1,643
Long-term contract liabilities	55,636	67,967
Deferred income tax liability, net	1,121	1,239
Other long-term liabilities	9,466	13,585
Total long-term liabilities	103,952	119,615
Total liabilities	231,879	251,787
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero shares issued and outstanding)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 47,006,694 and 43,704,876 shares issued and outstanding)	470	437
Additional paid-in capital	177,286	147,304
Accumulated deficit	(114,878)	(94,072)
Total shareholders' equity, SkyWater Technology, Inc.	62,878	53,669
Noncontrolling interests	4,952	308
Total shareholders' equity	67,830	53,977
Total liabilities and shareholders' equity	$299,709	$305,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(in thousands, except share and per share data)
Revenue	$71,624	$52,326	$207,529	$147,854
Cost of revenue	57,477	44,049	160,247	138,437
Gross profit	14,147	8,277	47,282	9,417
Research and development expense	2,233	2,580	7,296	7,223
Selling, general, and administrative expense	16,105	10,778	48,821	33,263
Operating loss	(4,191)	(5,081)	(8,835)	(31,069)
Interest expense	(2,507)	(1,331)	(7,928)	(3,400)
Loss before income taxes	(6,698)	(6,412)	(16,763)	(34,469)
Income tax (benefit) expense	(96)	87	(71)	(44)
Net loss	(6,602)	(6,499)	(16,692)	(34,425)
Less: net income attributable to noncontrolling interests	966	440	3,739	2,125
Net loss attributable to SkyWater Technology, Inc.	$(7,568)	$(6,939)	$(20,431)	$(36,550)
Net loss per share attributable to common shareholders, basic and diluted	$(0.16)	$(0.17)	$(0.45)	$(0.91)
Weighted average shares used in computing net loss per common share, basic and diluted	46,445,309	40,669,322	45,001,998	40,245,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
For the Three-Month Periods Ended October 1, 2023 and October 2, 2022
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2022	—	$—	40,450	$404	$121,697	$(84,090)	$38,011	$(382)	$37,629
Issuance of common stock	—	—	274	6	2,163	—	2,169	—	2,169
Issuance of common stock pursuant to equity compensation plans	—	—	730	5	1,615	—	1,620	—	1,620
Equity-based compensation	—	—	—	—	1,592	—	1,592	—	1,592
Net distribution to VIE member	—	—	—	—	—	—	—	(430)	(430)
Net (loss) income	—	—	—	—	—	(6,939)	(6,939)	440	(6,499)
Balance at October 2, 2022	—	$—	41,454	$415	$127,067	$(91,029)	$36,453	$(372)	$36,081

Balance at July 2, 2023	—	$—	45,400	$454	$166,179	$(107,310)	$59,323	$3,559	$62,882
Issuance of common stock	—	—	884	9	8,225	—	8,234	—	8,234
Issuance of common stock pursuant to equity compensation plans	—	—	723	7	1,029	—	1,036	—	1,036
Equity-based compensation	—	—	—	—	1,853	—	1,853	—	1,853
Net contribution from VIE member	—	—	—	—	—	—	—	427	427
Net (loss) income	—	—	—	—	—	(7,568)	(7,568)	966	(6,602)
Balance at October 1, 2023	—	$—	47,007	$470	$177,286	$(114,878)	$62,878	$4,952	$67,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
For the Nine-Month Periods Ended October 1, 2023 and October 2, 2022
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2022	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
Issuance of common stock	—	—	274	6	2,163	—	2,169	—	2,169
Issuance of common stock pursuant to equity compensation plans	—	—	1,344	11	3,054	—	3,065	—	3,065
Equity-based compensation	—	—	—	—	6,642	—	6,642	—	6,642
Net distribution to VIE member	—	—	—	—	—	—	—	(1,297)	(1,297)
Net (loss) income	—	—	—	—	—	(36,550)	(36,550)	2,125	(34,425)
Balance at October 2, 2022	—	$—	41,454	$415	$127,067	$(91,029)	$36,453	$(372)	$36,081

Balance at January 1, 2023	—	—	43,705	437	147,304	(94,072)	53,669	308	53,977
Adoption of new accounting principle	—	—	—	—	—	(375)	(375)	—	(375)
Issuance of common stock	—	—	2,040	20	20,366	—	20,386	—	20,386
Issuance of common stock pursuant to equity compensation plans	—	—	1,262	13	3,943	—	3,956	—	3,956
Equity-based compensation	—	—	—	—	5,673	—	5,673	—	5,673
Net contribution from VIE member	—	—	—	—	—	—	—	905	905
Net (loss) income	—	—	—	—	—	(20,431)	(20,431)	3,739	(16,692)
Balance at October 1, 2023	—	$—	47,007	$470	$177,286	$(114,878)	$62,878	$4,952	$67,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Month Period Ended
	October 1, 2023	October 2, 2022

	(in thousands)
Cash flows from operating activities
Net loss	$(16,692)	$(34,425)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	21,651	20,740
Amortization of debt issuance costs included in interest expense	1,349	521
Long-term incentive and equity-based compensation	5,673	7,033
Cash paid for contingent consideration in excess of initial valuation	—	(816)
Deferred income taxes	(118)	(30)
Cash paid for operating leases	(37)	—
Cash paid for interest on finance leases	(649)	—
Provision for credit losses	4,133	—
Changes in operating assets and liabilities
Accounts receivable and contract assets	(23,063)	773
Inventory	(3,251)	(4,686)
Prepaid expenses and other assets	270	(1,212)
Accounts payable and accrued expenses	4,868	16,705
Contract liabilities, current and long-term	(15,843)	(10,612)
Income tax receivable and payable	47	1
Net cash used in operating activities	(21,662)	(6,008)
Cash flows from investing activities
Purchase of software and licenses	(612)	(400)
Purchases of property and equipment	(3,864)	(11,325)
Net cash used in investing activities	(4,476)	(11,725)
Cash flows from financing activities
Draws on revolving line of credit	182,763	—
Paydowns of revolving line of credit	(194,396)	—
Net proceeds on Revolver	—	14,522
Proceeds from tool financings	6,492	—
Principal payments on long-term debt	(1,839)	(765)
Cash paid for principal on finance leases	(818)	(1,158)
Proceeds from the issuance of common stock pursuant to the employee stock purchase plan	2,305	1,800
Proceeds from the issuance of common stock, net of commissions	20,397	2,186
Cash paid on license technology obligations	(2,350)	(1,150)
Net contributions (distributions) from (to) noncontrolling interest	905	(1,297)
Net cash provided by financing activities	13,459	14,138
Net uses of cash and cash equivalents	(12,679)	(3,595)
Cash and cash equivalents - beginning of period	30,025	12,917
Cash and cash equivalents - end of period	$17,346	$9,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Month Period Ended
	October 1, 2023	October 2, 2022

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$6,578	$3,014
Income taxes	—	3
Noncash investing and financing activity
Capital expenditures incurred, not yet paid	$3,269	$7,082
Equipment acquired through capital lease obligations	662	9,008
Intangible assets acquired, not yet paid	—	2,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, "SkyWater", the "Company", "it", or "its"), is a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility, or fab, in Minnesota and advanced packaging services from its Florida facility. SkyWater's technology-as-a-service model leverages a strong foundation of proprietary technology to co-develop process technology intellectual property with its customers that enables disruptive concepts through its Advanced Technology Services ("ATS") for diverse microelectronics (integrated circuits, or ICs) and related micro- and nanotechnology applications. In addition to these differentiated technology development services, SkyWater supports customers with volume production of ICs for high-growth markets through its Wafer Services.
SkyWater is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.
Note 2 Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements as of October 1, 2023, and for the three- and nine-month periods ended October 1, 2023 and October 2, 2022, are presented in thousands of U.S. dollars (except share and per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with SkyWater's annual consolidated financial statements and the related notes thereto as of January 1, 2023 and for the fiscal year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, necessary for the fair presentation of the Company's consolidated financial position as of October 1, 2023 and its consolidated results of operations, shareholders' equity, and cash flows for the three- and nine-month periods ended October 1, 2023 and October 2, 2022.
The consolidated results of operations for the three- and nine-month periods ended October 1, 2023 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2023, or for any other interim period, or for any other future fiscal year.
Principles of Consolidation
The interim condensed consolidated financial statements include the Company's assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of the Company's subsidiaries in which it has a controlling financial interest, SkyWater Technology Foundry, Inc. ("SkyWater Technology Foundry"), SkyWater Federal, LLC ("SkyWater Federal"), SkyWater Florida, Inc. ("SkyWater Florida"), and Oxbow Realty Partners, LLC ("Oxbow Realty"), a variable interest entity ("VIE") for which SkyWater is the primary beneficiary and an affiliate of the Company's principal shareholder, CMI Oxbow Partners, LLC ("Oxbow"). All intercompany accounts and transactions have been eliminated in consolidation.
Liquidity and Cash Requirements
The accompanying interim condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.
For the three- and nine-month periods ended October 1, 2023, SkyWater incurred losses of $7,568 and $20,431, respectively. As of October 1, 2023, the Company had cash and cash equivalents of $17,346.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
SkyWater's ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt) and other sources of financing. The current business plans indicate that the Company may require additional liquidity to continue to operate for the next twelve months from the date these interim condensed consolidated financial statements are issued. The Company has identified specific actions that can be taken to reduce operating costs and improve cash flow, including reductions in spending and delays in hiring personnel. If such actions are taken, it may require the Company to decrease its level of investment in new products and technologies, or discontinue further expansion of its business. The Company also obtained a support letter from Oxbow Industries, LLC ("Oxbow Industries"), an affiliate of Oxbow, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due for the twelve months following the date these interim condensed consolidated financial statements are issued. Based upon SkyWater's operating forecasts, its cash and cash equivalents on hand, available borrowings on the Revolver, potential cost reduction measures it could undertake, and the support letter from Oxbow Industries, as needed, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these interim condensed consolidated financial statements are issued.
Additionally, the Company could seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver, however it cannot provide any assurance that additional funds will be available when needed or, if available, will be available on terms that are acceptable to the Company.
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
Use of Estimates
The preparation of the interim condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods then ended. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates.
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to SkyWater by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to SkyWater by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater for the three- and nine-month periods ended October 1, 2023 and October 2, 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At October 1, 2023 and October 2, 2022, there were restricted stock units and stock options totaling 2,258,000 and 2,222,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The following table sets forth the computation of basic and diluted net loss per common share for the three- and nine-month periods ended October 1, 2023 and October 2, 2022:

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(in thousands, except per share data)
Numerator: net loss attributable to SkyWater Technology, Inc.	$(7,568)	$(6,939)	$(20,431)	$(36,550)
Denominator: weighted-average common shares outstanding, basic and diluted	46,445	40,669	45,002	40,246
Net loss per common share, basic and diluted	$(0.16)	$(0.17)	$(0.45)	$(0.91)
Reportable Segment Information
Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. SkyWater operates and manages its business as a single operating segment, and as a result, only has one reportable segment.

Note 3 Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, "Measurement of Credit Losses on Financial Instruments", later codified in FASB Accounting Standards Codification ("ASC") Topic 326, "Financial Instruments – Credit Losses" ("Topic 326"). Topic 326 replaces the preexisting U.S. GAAP guidance that only required the recognition of credit losses when losses were probable and estimable. Topic 326 now requires recognition of credit losses based on SkyWater's expectation of losses to be incurred while the financial instrument is held. Topic 326 was effective for most public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, SkyWater adopted Topic 326 on January 2, 2023 using the modified retrospective approach. Upon adoption, the Company increased its accumulated deficit by $375 for the effects of increasing its allowance for credit losses as of January 2, 2023. All other impacts to SkyWater's consolidated financial position, results of operations and cash flows were immaterial.
Significant Accounting Policies
The annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2023 include discussion of the significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements. The Company made no changes to its significant accounting policies and estimates during the three- and nine-month periods ended October 1, 2023, except as noted below.
Revenue Recognition
Revenue is recognized when control of promised goods or services are transferred to the Company's customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. To recognize revenues, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the customer contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the customer contract; and (5) recognize revenues when or as we satisfy a performance obligation. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of transaction price is reasonably assured. At contract inception, the Company applies judgment in determining a customer's ability and intentions to pay amounts entitled to the Company when due based on a variety of factors including the customer's historical payment experience.
The Company primarily derives revenue from the performance of ATS wafer manufacturing process development services and the manufacture and delivery of wafers via Wafer Services.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
ATS - ATS contracts are focused on the performance of wafer manufacturing process development services, the output of which is a manufacturing plan that defines the steps and activities needed to produce customer wafers at high volumes and with high yields. Wafer manufacturing development services do not include services to manufacture customer wafers at scale. ATS contracts are complex and wafer manufacturing development services are often either the lone performance obligation in an ATS contract, or the performance obligation to which the majority of the contract value is allocated. The Company has both fixed price and time-and-materials contracts with its ATS customers. The Company's ATS customers receive the benefits of these services, and revenue from performance of these services are recognized, over time as they are performed.
Revenue on fixed price contracts is recognized using either an output or input method based upon the method that best measures the value of the services performed for the Company's customers. Whether an input or output method is selected is judgmental and subject to thorough analysis of the terms of each fixed price contract. The Company consistently uses either its output method or input method for similar performance obligations and in similar circumstances.
The Company's output method of revenue recognition evaluates the steps and activities needed to complete manufacturing development services and relies on surveys of steps and activities completed and partially completed as of the reporting date in relation to the current manufacturing development plans to measure the level of progress on the service. There are many steps and activities included in the Company's manufacturing development plans. The time and effort to complete the steps and activities are very similar which demonstrates a level of uniformity. This uniformity accurately conveys the steps and activities successfully validated during development in relation to the development plan and therefore provides a faithful representation of the progress achieved on wafer manufacturing development services. Based on the level of progress, the Company records the proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Manufacturing development plans are subject to change as data is analyzed and the plans are revised. Development of production plans are technical endeavors and adjustment to manufacturing development plans may impact the percentage of progress achieved and result in cumulative adjustments of revenue.
The Company uses the input method of revenue recognition for larger customer programs that are focused on development of new applications or whose manufacturing processes will rely on new or emerging technologies. Wafer manufacturing development services for these customers is inherently more complex, requiring more changes to manufacturing development plans over the period of service performance. Given the level of technical complexity and the expectation that there will be more changes to manufacturing plans as compared to other customer programs, the Company measures progress for larger customer programs by comparing costs incurred to date to estimated total cost required to complete wafer manufacturing development services. The Company records that proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Costs include labor costs, manufacturing costs, material costs, and other direct costs incurred while performing the services. The estimation of total costs requires significant judgment and any adjustment to estimates of total cost may impact the proportion of progress achieved and could result in cumulative adjustments of revenue.
When contracts are fixed price, the Company completes an evaluation of onerous ATS contracts as of the reporting date for each separate contract, not for separate performance obligations in each contract. The Company recognizes losses on onerous ATS contracts depending on whom the customer is based on the following:
•U.S. Federal Government – The Company designates all ATS contracts with the U.S. Federal Government as production-type service contracts; accordingly, it accrues liabilities for onerous contracts in the period it becomes evident the contract will result in a loss.
•Customers other than the U.S. Federal Government – As the Company generally develops wafer manufacturing plans for its customers under ATS contracts, ATS contracts with non-U.S. Federal Government ATS customers do not represent production-type service contracts; accordingly, the Company recognizes losses as the losses are incurred; it does not accrue liabilities for anticipated losses.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Wafer Services - Wafers are goods that are generally customer specific, highly customized and have no alternative use to the Company. Wafer Services customers contract with the Company to manufacture wafers based on their manufacturing design specifications. The terms of Wafer Services contracts dictate when control over wafers is transferred to the Company's customers.
For contracts where orders are non-cancelable and the Company thereby maintain enforceable rights to customer performance, including rights to payment for partially completed wafers at reasonable margins, control over wafers transfers to its customers as wafers are manufactured. For these contracts, the Company recognizes revenue using an input method. This method measures the percentage of completion of wafers still in the manufacturing process by comparing total costs incurred to date to the total estimated costs to manufacture the wafers. The Company records that proportion of the transaction price as revenue in the period. The input method provides the best method of progress as it considers the steps and activities needed to manufacture a wafer and the costs associated with those steps. Costs include labor costs, manufacturing costs, material costs, and other direct costs required to manufacture customers' wafers. The estimation of total costs requires significant judgment and any adjustment to estimates of cost to complete manufacturing may impact the proportion of completion achieved and could result in cumulative adjustments of revenue.
When the Company's contracts allow for orders to be canceled and it does not maintain enforceable rights to customer performance on canceled orders, including a right to payment for partially completed wafers at reasonable margins, control of wafers transfers to its customers at the point in time when wafer manufacturing is complete, and wafers have been shipped to the customer. In these instances, the Company recognizes revenue based on the agreed shipping terms with its customers.
The Company has a long-standing relationship with a significant Wafer Services customer. The terms and conditions of this relationship have evolved over time and have dictated the manner in which the Company recognized revenue for the manufacture of their wafers. Prior to 2021, transfer of control of wafers, and revenue recognition occurred, as completed wafers were shipped to the customer. In 2021, this customer requested that it be able to purchase wafers and for those wafers to be shipped to them at a later date of their choosing. With the introduction of these bill and hold terms, transfer of control of the wafers, and revenue recognition occurred, as wafers completed post-manufacturing electrical testing and became available for shipment to the customer. In March 2022, the Company signed a new contract with this customer pursuant to which orders became non-cancelable and thus there was a right to specific performance by the customer, including an enforceable right to payment for the cost of partially completed orders plus a reasonable profit margin. Given that the wafers produced for this customer are for customer-specific applications with no alternative use, the introduction of these contract terms demonstrated that control of the wafers transfers to the customer over time as the wafers are manufactured pursuant to ASC Topic 606, "Revenue from Contracts with Customers" ("Topic 606"). Accordingly, the Company's revenue recognition method for wafers produced for this customer transitioned from point in time to over-time using the Company's input method of revenue recognition. In March 2022, the Company recorded a one-time, cumulative adjustment to revenue of $8,290 for wafers still being manufactured at the time the new contract became enforceable.
Between 2021 and March 2022, wafers manufactured while bill and hold provisions were in place, were separately identified as belonging to this customer, the wafers were denoted as ready for shipment to this customer in their then current form, and the Company did not have the ability to direct or sell the wafers to a different customer. Upon completion of post-manufacturing electrical testing, the Company had the right to invoice this customer. This customer also obtained legal title and the risks and rewards of ownership at this point.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 4 Revenue
Disaggregated Revenue
The Company recognizes ATS and Wafer Services revenues pursuant to our revenue recognition policies as updated and revised in Note 3 – Summary of Significant Accounting Policies. The following tables disclose revenue for the three- and nine-month periods ended October 1, 2023 and October 2, 2022 by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Three-Month Period Ended October 1, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue
ATS
Time and materials contracts	$—	$30,905	$—	$30,905
Fixed price contracts	—	25,062	—	25,062
Other	—	—	1,167	1,167
Total ATS (1)	—	55,967	1,167	57,134
Wafer Services	124	14,366	—	14,490
Total	$124	$70,333	$1,167	$71,624
__________________
(1) Total ATS revenue includes $3,243 of tool revenue.

	Three-Month Period Ended October 2, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue
ATS
Time and materials contracts	$—	$21,021	$—	$21,021
Fixed price contracts	—	12,984	—	12,984
Other	—	—	1,167	1,167
Total ATS (1)	—	34,005	1,167	35,172
Wafer Services	1,645	15,509	—	17,154
Total	$1,645	$49,514	$1,167	$52,326
__________________
(1)Total ATS revenue includes $219 of tool revenue.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Nine-Month Period Ended October 1, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue
ATS
Time and materials contracts	$—	$86,651	$—	$86,651
Fixed price contracts	—	68,299	—	68,299
Other	—	—	3,500	3,500
Total ATS (1)	—	154,950	3,500	158,450
Wafer Services	7,312	41,767	—	49,079
Total	$7,312	$196,717	$3,500	$207,529
__________________
(1)Total ATS revenue includes $4,715 of tool revenue.

	Nine-Month Period Ended October 2, 2022
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue
ATS
Time and materials contracts	$—	$59,929	$—	$59,929
Fixed price contracts	—	28,140	—	28,140
Other	—	—	3,501	3,501
Total ATS (1)	—	88,069	3,501	91,570
Wafer Services (2)	18,369	37,915	—	56,284
Total	$18,369	$125,984	$3,501	$147,854
__________________
(1)Total ATS revenue includes $1,516 of tool revenue.
(2)As discussed in Note 3 – Summary of Significant Accounting Policies, in March 2022, the Company signed a new contract with a significant Wafer Services customer that resulted in a change from point in time revenue recognition method to an over-time, input revenue recognition method. As a result of the transition, the Company recognized a one-time, cumulative adjustment to Wafer Services revenue of $8,290 for wafers still being manufactured at the time the new contract became enforceable. For the nine-month period ended October 2, 2022, $11,049 of Wafer Services revenues were recognized using the point in time method related to the period before the new contract was enforceable and $35,080 of Wafer Services revenues, inclusive of the one-time, cumulative adjustment, were recognized using the over-time method after the contract was enforceable.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The following table discloses revenue for the three- and nine-month periods ended October 1, 2023 and October 2, 2022 by country as determined based on customer address:

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
United States	$67,064	$44,902	$185,185	$125,811
Canada	1,889	1,020	6,395	4,245
Hong Kong	289	1,562	6,291	4,603
United Kingdom	265	1,868	4,139	5,402
All others	2,117	2,974	5,519	7,793
Total	$71,624	$52,326	$207,529	$147,854
The following customers accounted for 10% or more of revenue for the three- and nine-month periods ended October 1, 2023 and October 2, 2022:

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Customer A	27%	18%	23%	19%
Customer B	19%	29%	19%	31%
Customer E	19%	17%	16%	*
Total	65%	64%	58%	50%
__________________
* Represents less than 10% of revenue.
The loss of a major customer could adversely affect the Company's operating results and financial condition.
Deferred Contract Costs
The Company recognized accretion of deferred contract costs in its interim condensed consolidated statements of operations totaling $43 for the three-month period ended October 1, 2023. The Company recognized amortization of deferred contract costs of $486 for the three-month period ended October 2, 2022, and $757 and $1,080 for the nine-month periods ended October 1, 2023 and October 2, 2022, respectively.
Contract Assets
Contract assets represent SkyWater's rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $37,973 and $34,625 at October 1, 2023 and January 1, 2023, respectively, and are presented net of allowances for expected credit losses of $227 and $0, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Contract Liabilities
The Company's contract liabilities principally consist of deferred revenue on customer contracts and deferred lease revenue representing customer prepayments on a leasing arrangement in which the Company serves as lessor. Deferred revenue on customer contracts represents payments from customers for which performance obligations have not yet been satisfied. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The significant components of contract liabilities at October 1, 2023 and January 1, 2023 are as follows:

	October 1, 2023			January 1, 2023
	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities
Current	$20,007	$4,667	$24,674	$23,519	$4,667	$28,186
Long-term	52,525	3,111	55,636	61,356	6,611	67,967
Total	$72,532	$7,778	$80,310	$84,875	$11,278	$96,153
__________________
(1)Contract deferred revenue includes $62,103 and $68,917 at October 1, 2023 and January 1, 2023, respectively, related to material rights provided to a significant customer in exchange for the customer's assistance funding the expansion of the Company's Minnesota fabrication facility. Of these amounts, $11,123 and $10,882 were classified as current as of October 1, 2023 and January 1, 2023, respectively.
The decrease in contract liabilities from January 1, 2023 to October 1, 2023 was primarily the result of completion of specific performance obligations for the Company's customers. Of the Company's total contract liabilities at January 1, 2023, 20% have been recognized in revenue during the nine-month period ended October 1, 2023. Of the Company's total contract liabilities at January 2, 2022, 12% were recognized in revenue during the nine-month period ended October 2, 2022.
Remaining Performance Obligations
At October 1, 2023, the Company had $159,159 of remaining performance obligations that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS contracts. The Company expects to recognize those revenues as it satisfies its performance obligations, which is not expected to exceed 6.5 years.
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 5 Balance Sheet Information
Certain significant amounts included in the Company's interim condensed consolidated balance sheets are summarized in the following tables:

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Allowance for credit losses - Accounts receivable
Balance at beginning of period	$4,209	$—	$1,638	$—
Add
Adoption of Credit Loss Standard (Topic 326)	—	—	168	—
Provision for credit losses	490	—	4,113	—
Deduct
Accounts written-off	—	—	1,220	—
Less recoveries of accounts charged-off	—	—	—	—
Net account charge-offs (recoveries)	—	—	1,220	—
Balance at end of period	$4,699	$—	$4,699	$—

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Allowance for credit losses - Contract assets
Balance at beginning of period	$186	$—	$—	$—
Add
Adoption of Credit Loss Standard (Topic 326)	—	—	207	—
Provision for credit losses	41	—	20	—
Deduct
Accounts written-off	—	—	—	—
Less recoveries of accounts charged-off	—	—	—	—
Net account charge-offs (recoveries)	—	—	—	—
Balance at end of period	$227	$—	$227	$—

	October 1, 2023	January 1, 2023
Inventory
Raw materials	$5,189	$3,991
Work-in-process	22	359
Supplies and spare parts	11,437	9,047
Total inventories, current	16,648	13,397
Inventory, noncurrent	3,166	2,605
Total inventory	$19,814	$16,002

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	October 1, 2023	January 1, 2023
Prepaid expenses and other current assets
Prepaid expenses	$2,371	$2,395
Prepaid inventory	374	129
Equipment purchased for customers (1)	4,277	5,669
Deferred contract costs	1,407	2,097
Other	225	—
Total prepaid assets and other current assets	$8,654	$10,290
__________________
(1)The Company acquired equipment for a customer that is being installed and calibrated in its facility. Prior to the customer obtaining ownership and control of the equipment, the Company recorded costs, including the acquisition costs of the equipment, incurred to date within prepaid expenses and other current assets.

	October 1, 2023	January 1, 2023
Property and equipment, net
Land	$5,396	$5,396
Buildings and improvements	88,182	88,141
Machinery and equipment	193,495	187,276
Fixed assets not yet in service	9,664	9,746
Total property and equipment, at cost (1)	296,737	290,559
Less: accumulated depreciation (1)	(130,919)	(110,644)
Total property and equipment, net (1)	$165,818	$179,915
__________________
(1)Includes $13,332 and $12,521 of cost and $(3,748) and $(2,781) of accumulated depreciation associated with capital assets subject to financing leases at October 1, 2023 and January 1, 2023, respectively.
Depreciation expense was $6,719 and $6,635 for the three-month periods ended October 1, 2023 and October 2, 2022, respectively, and $20,275 and $19,349 for the nine-month periods ended October 1, 2023 and October 2, 2022, respectively, substantially all of which was classified as cost of revenue.

	October 1, 2023	January 1, 2023
Intangible assets, net
Software and licensed technology	$10,889	$10,277
Less: accumulated amortization	(6,046)	(4,669)
Total intangible assets, net	$4,843	$5,608

Intangible assets consist of purchased software and license costs from the acquisition of Cypress Semiconductor Corporation in 2017. Additionally, the Company has entered into license agreements for third-party software and licensed technology. During the nine-month period ended October 1, 2023, the Company acquired third-party software and licensed technology of $612, which will be amortized over a weighted average estimated life of 3 years.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
For the three-month periods ended October 1, 2023 and October 2, 2022, amortization of software and licensed technology was $373 and $448, respectively, and $1,376 and $1,391 for the nine-month periods ended October 1, 2023 and October 2, 2022, respectively.
Remaining estimated aggregate annual amortization expense is as follows for the years ending:

Amortization Expense
Remainder of 2023	$344
2024	1,018
2025	816
2026	590
2027	308
Thereafter	1,767
Total	$4,843

	October 1, 2023	January 1, 2023
Other assets
Inventory, noncurrent	$3,166	$2,605
Operating lease right-of-use assets	108	141
Other assets	1,779	944
Total other assets	$5,053	$3,690

	October 1, 2023	January 1, 2023
Accrued expenses
Accrued compensation	$10,245	$5,705
Licensed technology	1,000	1,500
Accrued commissions	380	30
Accrued fixed asset expenditures	—	20
Accrued royalties	3,348	4,734
Current portion of operating lease liabilities	46	44
Current portion of finance lease liabilities	636	786
Accrued inventory	1,527	1,294
Accrued consulting fees	7,720	—
Other accrued expenses	14,479	11,099
Total accrued expenses	$39,381	$25,212

	October 1, 2023	January 1, 2023
Other long-term liabilities
Finance lease obligations	$9,402	$9,257
Operating lease liability	64	100
Accrued customer payable	—	3,728
Licensed technology	—	500
Total other long-term liabilities	$9,466	$13,585

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 6 Debt
The components of debt outstanding at October 1, 2023 and January 1, 2023 are as follows:

	October 1, 2023	January 1, 2023
Short-term financing
Revolver	$48,461	$60,093
Unamortized debt issuance costs	(3,208)	(4,276)
Total short-term financing, net of unamortized debt issuance costs	45,253	55,817
Long-term debt
VIE Financing	36,035	36,826
Tool financing loans	8,509	3,037
Unamortized debt issuance costs	(2,574)	(2,827)
Total long-term debt, including current maturities	41,970	37,036
Less: Current portion of long-term debt	(4,241)	(1,855)
Total long-term debt, excluding current portion	$37,729	$35,181
Revolver
The outstanding balance of the revolving line of credit under the Company's Loan and Security Agreement with Siena Lending Group LLC (the "Revolver") was $48,461 as of October 1, 2023 at an interest rate of 10.7% due in December 2025. The remaining availability under the Revolver was $43,783 as of October 1, 2023. As of October 1, 2023, the Company was in compliance with applicable financial covenants of the Revolver.
VIE Financing
On September 30, 2020, Oxbow Realty, the Company's consolidated VIE (see Note 12 – Related Party Transactions and Note 13 – Variable Interest Entity), entered into a loan agreement for $39,000 (the "VIE Financing") to finance the acquisition of the building and land of the SkyWater Minnesota facility. The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow, who is also the sole equity holder of Oxbow Realty. The VIE financing is not subject to financial covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to the Company's occupancy of the SkyWater Minnesota facility and SkyWater's financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater's earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a trigger event exists and the lender's protective rights are currently enforceable. Pursuant to its protective rights, the lender has retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company's related party lease agreement that are in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The funds held in the restricted accounts become remittable back to Oxbow Realty once the trigger event is cured. As of October 1, 2023, Oxbow Realty maintained a $6,230 receivable for the cumulative amount of excess payments held by the lender in the restricted account.
Tool Financing Loans
The Company, from time to time, enters into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. Between fourth quarter 2022 and third quarter 2023, SkyWater entered into arrangements to sell manufacturing tools and other equipment to financing lenders for $9,592. These agreements include bargain purchase options at the end of the lease terms which the Company intends to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings recorded as debt on the Company's interim condensed consolidated balance sheet.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Maturities
Future principal payments of the Company's long-term debt, excluding unamortized debt issuance costs, are as follows:

Remainder of 2023	$1,387
2024	4,275
2025	4,354
2026	2,172
2027	1,219
Thereafter	31,137
Total	$44,544
Note 7 Income Taxes
The Company's effective tax rates for each of the three- and nine-month periods ended October 1, 2023 and October 2, 2022 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of restricted stock unit vestings, and changes in the deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates for the three-month periods ended October 1, 2023 and October 2, 2022 were 1.4% and (1.4)%, respectively, and the effective income tax rates for the nine-month periods ended October 1, 2023 and October 2, 2022 were 0.4% and 0.1%, respectively.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance as necessary. Management recorded a valuation allowance of $26,354 and $19,855 at October 1, 2023 and January 1, 2023, respectively, to reduce the net deferred tax assets to the amount that is more likely than not to be realized after evaluating whether taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income supported the realization of these net deferred tax assets.
No liability has been recorded for uncertain tax positions. If applicable, the Company would accrue income tax related interest and penalties in income tax expense in its interim condensed consolidated statement of operations. There were no interest or penalties incurred during the three- and nine-month periods ended October 1, 2023 and October 2, 2022.
In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the "CHIPS Act"). The CHIPS Act provides incentives to semiconductor chip manufacturers in the U.S., including providing a 25% manufacturing investment credit for investments in semiconductor manufacturing property placed in service after December 31, 2022, for which construction begins before January 1, 2027. Property investments qualify for the 25% credit if, among other requirements, the property is integral to the operation of an advanced manufacturing facility, defined as having a primary purpose of manufacturing semiconductors or semiconductor manufacturing equipment. Currently, management is evaluating the impact of the CHIPS Act on its business.
Note 8 Shareholders' Equity
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the "ATM Program"). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company's common stock. During the nine-month period ended October 1, 2023, the Company sold approximately 2,081,167 shares at an average sale price of $10.10 per share, resulting in gross proceeds of approximately $21,029 before deducting sales commissions and fees of approximately $631. The Company used the net proceeds to pay down the Revolver and fund its operations.
As of October 1, 2023, approximately $74,930 in shares were available for issuance under the Open Market Sale Agreement.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 9 Equity-Based Compensation
Equity-based compensation expense was recorded in the interim condensed consolidated statements of operations as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of revenue	$438	$444	$1,242	$2,018
Research and development expense	218	115	597	449
Selling, general and administrative expense	1,197	1,033	3,834	4,175
	$1,853	$1,592	$5,673	$6,642
Note 10 Fair Value Measurements
ASC Topic 820, "Fair Value Measurement and Disclosure" ("Topic 820"), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The Company uses the fair value hierarchy defined in Topic 820 to categorize assets and liabilities subject to fair value reporting into three levels, as follows, based on the inputs used to derive the fair value of these balances.
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
Level 3 inputs were used in the valuation of the Company's contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

	Nine-Month Period Ended
	October 1, 2023	October 2, 2022
Beginning balance	$—	$816
Payments	—	(816)
Change in fair value	—	—
Ending balance	$—	$—
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Non-financial assets, such as property and equipment and intangible assets, are initially recorded at acquisition cost when purchased, or at fair value if acquired via a business combination. Non-financial assets are remeasured at fair value only if it is determined the carrying amount of the asset, or asset group, is not recoverable pursuant to ASC Topic 360, "Property, Plant and Equipment."

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 11 Commitments and Contingencies
Litigation
From time to time, the Company is involved in legal proceedings and subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business or consolidated operating results, financial condition and cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company's interests, such litigation can have a negative impact on its results because of defense and settlement costs, diversion of management resources from its business, and other factors.
Capital Expenditures
The Company has various contracts outstanding with third parties that primarily relate to the completion of a building expansion project to increase manufacturing capacity at its Minnesota facility. The Company has approximately $6.5 million of contractual commitments outstanding as of October 1, 2023.
Center for NeoVation
On January 25, 2021, the Company entered into a technology and economic development agreement (the "TED Agreement"), and a lease agreement (the "CfN Lease") with the government of Osceola County, Florida ("Osceola") and ICAMR, Inc., a Florida non-profit corporation (also known as "BRIDG"), to lease and operate the Center for NeoVation (the "CfN"), a semiconductor research and development and manufacturing facility in Florida. Under the CfN Lease, the Company agrees to bring the plant to full production capacity within 5 years, and then to operate the plant at full capacity for an additional 15 years. At the end of the lease, SkyWater will take ownership of the facility. The Company is responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring the facility to its full production capacity. Investments and costs required to bring the facility to its full capacity will be substantial. The Company may terminate the TED Agreement and CfN Lease with 18 months' notice. In the event the Company terminates the agreements, it is required to continue to operate the CfN until the earlier of either a replacement operator is found, or the 18-month's notice period expires, and it may be required to make a payment of up to $15,000 to Osceola.
Build Back Better Grant
In third quarter 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida's Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater's commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. As of October 1, 2023, SkyWater has not been obligated to pay any portion of the matching contribution to which it has committed.

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
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building back from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. The Company is also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of October 1, 2023 were as follows (such amounts are eliminated from the Company's condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 13 – Variable Interest Entity):

Remainder of 2023	$1,245
2024	5,031
2025	5,132
2026	5,234
2027	5,339
Thereafter	78,776
Total lease payments	100,757
Less: imputed interest	(72,956)
Total	$27,801

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 13 Variable Interest Entity
Oxbow Realty was established by Oxbow for the purpose of holding real estate and facilitating real estate transactions. This included the purchase of the land and building of SkyWater's Minnesota facility with proceeds from a bank loan (see Note 6 – Debt) and managing the leaseback of the land and building to SkyWater (see Note 12 – Related Party Transactions). Management determined that Oxbow Realty meets the definition of a VIE under ASC Topic 810, "Consolidations" ("Topic 810"), because it lacks sufficient equity to finance its activities. Furthermore, the Company is the primary beneficiary of Oxbow Realty as it has the power to direct operating and maintenance decisions of the Minnesota facility during the lease term, which would most significantly affect the VIE's economic performance. As the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of Oxbow Realty pursuant to Topic 810, eliminating any transactions between the Company and Oxbow Realty, and recording a noncontrolling interest for the economic interest in Oxbow Realty attributable to the Company because the owners of SkyWater's common stock do not legally have rights or obligations to the profits or losses of Oxbow Realty. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of October 1, 2023 and January 1, 2023. The assets and liabilities are presented prior to consolidation, and thus do not reflect the elimination of intercompany balances.

	October 1, 2023	January 1, 2023
Cash and cash equivalents	$54	$16
Accounts receivable	7,099	—
Prepaid expenses	21	860
Finance receivable	40,596	37,652
Other assets	746	256
Total assets	$48,516	$38,784
Accounts payable	$5,944	$117
Accrued expenses	296	1,581
Contract liabilities	1,334	—
Debt	35,990	36,778
Total liabilities	$43,564	$38,476
The following table shows the revenue and expenses of Oxbow Realty for the three- and nine-month periods ended October 1, 2023 and October 2, 2022. These results of Oxbow Realty are presented prior to consolidation, and thus do not reflect the elimination of intercompany transactions.

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue	$1,462	$1,264	$5,411	$3,786
General and administrative expenses	183	492	728	671
Interest expense	313	332	944	991
Total expenses	496	824	1,672	1,662
Net income	$966	$440	$3,739	$2,124
Note 14 Leases
SkyWater as the Lessor
In March 2020, SkyWater executed a contract with a customer that includes an operating lease for the right to use a specified portion of the Company's Minnesota facility to produce wafers using the customer's equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as a contract liability (see Note 4 – Revenue for additional information on revenue recognition and contract liability of the operating lease).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company's audited annual consolidated financial statements and related notes, included in its Annual Report on Form 10-K for the year ended January 1, 2023. In addition to historical financial information, the following discussion contains forward-looking statements that reflect the Company's current expectations, estimates and assumptions concerning events and financial trends that may affect the Company's future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in the Company's forward-looking statements due to a number of factors, including those described in the sections entitled "Risk Factors" and "Forward-Looking Statements" herein and elsewhere in its Annual Report on Form 10-K.
SkyWater refers to the three-month periods ended October 1, 2023 and October 2, 2022 as the third quarter of 2023 and third quarter of 2022, respectively. Each of these three-month periods includes 13 weeks. The nine-month periods ended October 1, 2023 and October 2, 2022 are referred to as the first nine months of 2023 and the first nine months of 2022, respectively. Each of these nine-month periods includes 39 weeks. All percentage amounts and ratios presented in this management's discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
For purposes of this section, the terms "we," "us," "our," and "SkyWater" refer to SkyWater Technology, Inc. and its subsidiaries collectively.
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
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, our status as a publicly-traded, U.S.-based pure-play technology foundry with Defense Microelectronics Activity ("DMEA") Category 1A Trusted Accreditation from the U.S. Department of Defense, or DoD, positions us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and easy access to a U.S. domestic supply chain.
We primarily focus on serving diversified, high-growth, end-users in numerous vertical markets, including (1) advanced computation, (2) aerospace and defense, or A&D, (3) automotive and transportation, (4) bio-health, (5) consumer and (6) industrial/internet of things, or IoT. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our Advanced Technology Services, we specialize in co-creating with our customers advanced solutions that directly serve our end markets, such as superconducting ICs for quantum computing, integrated photonics, carbon nanotube technologies, or CNTs, microelectromechanical systems, or MEMS, technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our focus on the differentiated analog and complementary metal oxide semiconductor, or CMOS markets supports long product life-cycles and requirements that value performance over cost-efficiencies, and leverages our portfolio IP.
Before we began independent operations, our fab was owned and operated by Cypress Semiconductor Corporation, or Cypress, as a captive manufacturing facility for 26 years. We have leveraged the Cypress system, manufacturing technology and process development capabilities to advance our product offerings. We became an independent company in March 2017 when we were acquired by Oxbow Industries, LLC, or Oxbow Industries, as part of a divestiture from Cypress. Our multi-year foundry services agreement with Cypress, which ended in June 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base. Cypress was acquired in April 2020 by Infineon Technologies AG.

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first nine months of 2023 and 2022 or are reasonably likely to impact our results in the future.
•Macroeconomic and competitive conditions, including cyclicality and consolidation, as well as the global availability of significant incentives in semiconductor technology and manufacturing affecting the semiconductor industry.
•On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the "CHIPS Act"), was signed into law pursuant to which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The CHIPS Act authorizes the U.S. Department of Commerce to enable execution of awards under the CHIPS Act and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development. We have submitted two Statements of Interest and a Pre-Application for an award under the CHIPS Act.
•Our overall level of indebtedness from our revolving credit agreement for up to $100 million, which we refer to as the Revolver (as defined below and in Note 6 – Debt), a $37 million financing arising from the sale of the land and building of our Minnesota facility, which we refer to as the VIE Financing, financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment, which we refer to as the Tool Financing Loans, the corresponding interest rates charged to us by our lenders and our ability to access borrowings under the Revolver.
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
•Supply chain disruptions impacting our business. Although we have experienced supply chain disruptions from time to time, such supply chain disruptions did not materially impact our business, results of operations, or capital resources during the first nine months of 2023 or 2022. However, we may experience supply chain disruptions for substrates, chemicals and spare parts in addition to customer supply chain constraints that may negatively impact our revenue in the future.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
•Revenue and gross profit; and
•Earnings before interest, taxes, depreciation and amortization, as adjusted, or adjusted EBITDA, which is a financial measure not prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, that excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. For information regarding our non-GAAP financial measure, see the section entitled "—Non-GAAP Financial Measure" below.

Results of Operations
Third Quarter of 2023 Compared to the Third Quarter of 2022
The following table summarizes certain financial information relating to our operating results for the third quarter of 2023 and 2022.

	Third Quarter Ended		Dollar Change	Percentage Change Favorable/(Unfavorable)
	October 1, 2023 (1)	October 2, 2022 (1)

	(in thousands)
Consolidated Statement of Operations Data
Revenue	$71,624	$52,326	$19,298	37%
Cost of revenue	57,477	44,049	13,428	(30)%
Gross profit	14,147	8,277	5,870	71%
Research and development expense	2,233	2,580	(347)	13%
Selling, general, and administrative expense	16,105	10,778	5,327	(49)%
Operating loss	(4,191)	(5,081)	890	18%
Interest expense	(2,507)	(1,331)	(1,176)	(88)%
Loss before income taxes	(6,698)	(6,412)	(286)	(4)%
Income tax (benefit) expense	(96)	87	(183)	210%
Net loss	(6,602)	(6,499)	(103)	(2)%
Less: net income attributable to noncontrolling interests	966	440	526	120%
Net loss attributable to SkyWater Technology, Inc.	$(7,568)	$(6,939)	$(629)	(9)%
Other Financial Data
Adjusted EBITDA (2)	$8,276	$3,815	$4,461	117%
__________________
(1)The interim condensed consolidated statements of operations are for the third quarter of 2023 and the third quarter of 2022. The third quarter of 2023 and 2022 each contained 13 weeks.
(2)See "—Non-GAAP Financial Measure" for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.

First Nine Months of 2023 Compared to the First Nine Months of 2022
The following table summarizes certain financial information relating to the Company's operating results for the first nine months of 2023 and 2022.

	First Nine Months Ended		Dollar Change	Percentage Change Favorable/(Unfavorable)
	October 1, 2023 (1)	October 2, 2022 (1)

	(in thousands)
Consolidated Statement of Operations Data
Revenue	$207,529	$147,854	$59,675	40%
Cost of revenue	160,247	138,437	21,810	(16)%
Gross profit	47,282	9,417	37,865	402%
Research and development expense	7,296	7,223	73	(1)%
Selling, general, and administrative expense	48,821	33,263	15,558	(47)%
Operating loss	(8,835)	(31,069)	22,234	72%
Interest expense	(7,928)	(3,400)	(4,528)	(133)%
Loss before income taxes	(16,763)	(34,469)	17,706	51%
Income tax benefit	(71)	(44)	(27)	61%
Net loss	(16,692)	(34,425)	17,733	52%
Less: net income attributable to noncontrolling interests	3,739	2,125	1,614	76%
Net loss attributable to SkyWater Technology, Inc.	$(20,431)	$(36,550)	$16,119	44%
Other Financial Data
Adjusted EBITDA (2)	$26,666	$(2,622)	$29,288	1,117%
__________________
(1)The interim condensed consolidated statements of operations are for the first nine months of 2023 and the first nine months of 2022. The first nine months of 2023 and 2022 each contained 39 weeks.
(2)See "—Non-GAAP Financial Measure" for the definition of adjusted EBITDA and reconciliation to the most directly comparable GAAP measure.

Revenue
Revenue was $71.6 million for the third quarter of 2023 compared to $52.3 million for the third quarter of 2022. Revenue was $207.5 million for the first nine months of 2023 compared to $147.9 million for the first nine months of 2022. The increases in revenue were driven by an increase in Advanced Technology Services revenues.
The following table shows revenue by service type for the third quarter and the first nine months of 2023 and 2022:

	Third Quarter Ended		First Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(in thousands)
Advanced Technology Services	$57,134	$35,172	$158,450	$91,570
Wafer Services	14,490	17,154	49,079	56,284
Total	$71,624	$52,326	$207,529	$147,854
Advanced Technology Services revenue increased $22.0 million, or 62%, from the third quarter of 2022 to the third quarter of 2023, and increased $66.9 million, or 73%, from the first nine months of 2022 to the first nine months of 2023. The increase in both periods was primarily due to continued momentum in U.S. government programs to bolster the domestic semiconductor supply chain and strengthen the defense industrial base, as well as an increase in activity in the cloud and computing end market.
The decrease in Wafer Services revenue of $2.7 million, or 16%, from the third quarter of 2022 to the third quarter of 2023 was primarily driven by decreased activity for a consumer industry customer. For the first nine months of 2023, Wafer Services revenue decreased by $7.2 million, or 13%, primarily driven by $8.2 million of incremental one-time revenue related to a new contract signed with a customer in the first quarter of 2022, partially offset by a $1.0 million increase attributable to continued strengthening of the automotive and medical end markets.
Cost of revenue
Cost of revenue increased $13.4 million to $57.5 million for the third quarter of 2023 from $44.0 million for the third quarter of 2022. The increase was primarily driven by increases in labor costs of $4.7 million, outside services costs of $2.3 million, and warranty maintenance of $1.6 million.
For the first nine months of 2023, cost of revenue increased to $160.2 million from $138.4 million for the first nine months of 2022. The increase of $21.8 million was primarily attributable to increases in labor costs of $15.0 million, outside services costs of $6.1 million, warranty maintenance of $1.7 million, royalty expense of $1.3 million, and raw material costs of $1.2 million. In the first quarter of 2022, a change in contract terms with a significant Wafer Services customer resulted in an additional $10.9 million in cost of revenue recognized during the first nine months of 2022, partially offset by a $4.1 million adjustment to the net realizable value of wafer inventory, which lowered cost of goods sold in the first nine months of 2022 relative to the first nine months of 2023.
Research and development expense
Research and development expense decreased $0.3 million to $2.2 million for the third quarter of 2023. The decrease was primarily attributable to a decrease in software maintenance costs.
For the first nine months of 2023, research and development expense increased to $7.3 million from $7.2 million for the first nine months of 2022. The increase was primarily attributable to an increase in labor costs as a result of our continued investment in internal personnel.
Selling, general and administrative expense
Selling, general and administrative expense increased to $16.1 million for the third quarter of 2023, from $10.8 million for the third quarter of 2022. The increase of $5.3 million was primarily attributable to increases of $3.8 million in external fees, primarily consisting of management and operations consulting services, $1.0 million in labor costs as a result of the Company's continued investment in internal personnel, and $0.5 million in bad debt expense net of recoveries.
For the first nine months of 2023, selling, general and administrative expense increased to $48.8 million from $33.3 million for the first nine months of 2022. The increase of $15.6 million was primarily attributable to increases of $8.0 million in external fees, primarily consisting of management and operations consulting services, $3.3 million in labor costs as a result of the Company's continued investment in internal personnel, and $4.1 million in bad debt expense, net of recoveries.

Interest expense
Interest expense increased to $2.5 million for the third quarter of 2023 from $1.3 million for the third quarter of 2022. The increase of $1.2 million was primarily the result of increased amounts outstanding under the Revolver and a higher average interest rate in the third quarter of 2023 as compared to the third quarter of 2022.
For the first nine months of 2023, interest expense increased to $7.9 million from $3.4 million for the first nine months of 2022. The increase of $4.5 million was primarily the result of increased amounts outstanding under the Revolver and a higher average interest rate on the Revolver in the first nine months of 2023 as compared to the first nine months of 2022.
Income tax (benefit) expense
Income tax benefit was $0.1 million for the third quarter of 2023 compared to income tax expense of $0.1 million for the third quarter of 2022. The effective income tax rate for the third quarter of 2023 was 1.4%, compared to an effective income tax rate of (1.4)% for the third quarter of 2022.
Income tax benefit was $0.1 million for the first nine months of 2023 as compared to less than $0.1 million of tax benefit for the first nine months of 2022. The effective income tax rate for the first nine months of 2023 was 0.4%, compared to an effective income tax rate of 0.1% for the first nine months of 2022. Our effective tax rates for the third quarters of 2023 and 2022 and the first nine months of 2023 and 2022 differ from the U.S. statutory tax rate of 21% primarily due to application of a valuation allowance against our net deferred tax assets resulting from our assessment of our ability to utilize those deferred tax assets in future periods.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased to $1.0 million for the third quarter of 2023 from $0.4 million for the third quarter of 2022, and increased to $3.7 million for the first nine months of 2023 from $2.1 million for the first nine months of 2022. Net income attributable to noncontrolling interests reflects the net income of Oxbow Realty, LLC ("Oxbow Realty"), the variable interest entity ("VIE"), that we consolidate and represents the economic interest in the profits and losses of the VIE that the owners of our shareholders' equity do not legally have rights or obligations to. The increase in the net income attributable to noncontrolling interests primarily relates to increased interest income from the failed sale leaseback transaction with SkyWater.
Adjusted EBITDA
Adjusted EBITDA increased $4.5 million to $8.3 million for the third quarter of 2023 from $3.8 million for the third quarter of 2022. For the first nine months of 2023, Adjusted EBITDA increased $29.3 million to $26.7 million from $(2.6) million for the first nine months of 2022. The increases in both periods reflect increased revenues at higher margins as a result of the overall growth in our Advanced Technology Services, partially offset by increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers.
For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled "Non-GAAP Financial Measure."

Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt to the Interim Condensed Consolidated Financial Statements) and other sources of financing. Our current business plans indicate that we may require additional liquidity to continue our operations for the next twelve months from the date the interim consolidated financial statements are issued. We have identified specific actions that can be taken to reduce operating costs and improve cash flows, including reductions in spending and delays in hiring personnel. If such actions are taken, it may require us to decrease our level of planned investment in new products and technologies, or discontinue further expansion of our business. We also obtained a support letter from Oxbow Industries to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due for the twelve months following the date the interim condensed consolidated financial statements are issued. Based upon our operational forecasts, our cash and cash equivalents on hand, our available borrowings on the Revolver, potential cost reduction measures we could take, and the support letter from Oxbow Industries, as needed, we believe we will have sufficient liquidity to fund our operations for the next twelve months from the date the interim condensed consolidated financial statements are issued.
Additionally, we could seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver. However, we cannot provide any assurance that additional funds will be available when needed, or, if available, will be available on terms that are acceptable to us.
We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. To the extent that our current resources and plans to reduce expenses are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.
We had $17.3 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $43.8 million at October 1, 2023. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled "– Indebtedness."
ATM Program
For the first nine months of 2023, SkyWater sold approximately 2.1 million shares under the ATM Program (as defined in Note 8 – Shareholders' Equity) at an average sale price of $10.10 per share, resulting in gross proceeds of approximately $21.0 million before deducting sales commissions and fees of approximately $0.6 million. SkyWater used the net proceeds to fund its operations.
Capital Expenditures
For the first nine months of 2023, we spent approximately $6.8 million on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion at our Minnesota facility and the development of our advanced packaging capabilities at our Florida facility. We anticipate our cash on hand and the availability under our Revolver will provide the funds needed to meet our operating needs and anticipated capital expenditures for the remainder of fiscal 2023.
We have approximately $6.5 million of contractual commitments relating to various anticipated capital expenditures outstanding at October 1, 2023 that we expect to pay during the remainder of 2023, through cash on hand, draws against our Revolver, or other financing arrangements.

Working Capital
Historically, we have depended on cash on hand, funds available under our Revolver and, in the future, we may need to depend on additional debt and equity financings to fund our growth strategy, working capital needs, and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months. However, we cannot be certain that we will be able to obtain future debt or equity financings on commercially reasonable terms sufficient to meet our cash requirements.
At October 1, 2023, the outstanding balance of our Revolver was $48.5 million, and our remaining availability under the Revolver was $43.8 million. As of October 1, 2023, we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
The following table sets forth general information derived from our condensed consolidated statement of cash flows for the first nine months of 2023 and 2022:

	First Nine Months Ended
	October 1, 2023	October 2, 2022

	(in thousands)
Net cash used in operating activities	$(21,662)	$(6,008)
Net cash used in investing activities	$(4,476)	$(11,725)
Net cash provided by financing activities	$13,459	$14,138
Cash and Cash Equivalents
At October 1, 2023 and January 1, 2023, we had $17.3 million and $30.0 million of cash and cash equivalents, respectively. The VIE we consolidate did not maintain any cash and cash equivalents at either October 1, 2023 or October 2, 2022.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash used in operating activities was $21.7 million during the first nine months of 2023, an increase of $15.7 million from $6.0 million of cash used in operating activities during the first nine months of 2022. The increase in cash used in operating activities during the first nine months of 2023 was driven primarily by increases in our accounts receivable and contract assets and a decrease in our contract liabilities during the period.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $4.5 million during the first nine months of 2023, a decrease of $7.2 million from $11.7 million during the first nine months of 2022. The decrease in cash used in investing activities during the first nine months of 2023 reflects decreased capital spending on property and equipment compared to the same period in 2022.
Financing Activities
Net cash provided by financing activities decreased to $13.5 million during the first nine months of 2023 from net cash provided by financing activities of $14.1 million during the first nine months of 2022. The decrease in net cash provided by financing activities during the first nine months of 2023 was primarily driven by the net pay downs of our Revolver, partially offset by proceeds from the issuance of our common stock under our ATM Program and employee stock purchase program.

Indebtedness
Sale Leaseback Transaction
On September 29, 2020, we entered into an agreement to sell the land and building of our Minnesota facility to Oxbow Realty, an entity controlled by our principal stockholder, CMI Oxbow Partners, LLC, for $39.0 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million and paid a guarantee fee to our principal stockholder of $2.0 million. We subsequently entered into an agreement to leaseback the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting "additional rent," including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale leaseback (a financing transaction). Under failed sale leaseback accounting, we are deemed the owner of the land and building with the proceeds received recorded as a financial obligation.
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement (the "Loan Agreement") with Siena Lending Group LLC ("Siena"). The Loan Agreement provides for a revolving line of credit of up to $100.0 million with scheduled maturity date of December 28, 2025 (the "Revolver"). The Company incurred $4.3 million of debt issuance costs, which will be amortized as additional interest expense over the term of the Revolver. As of October 1, 2023, we had borrowings of $48.5 million under the Revolver.
Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, contract assets, inventory and equipment, subject to various conditions, limits and any availability block as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of contract assets and equipment. Under certain circumstances, Siena may from time to time establish and revise reserves against the borrowing base and/or the maximum revolving facility amount.
Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate ("SOFR") loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5%, and 7.0% per annum. The applicable margin is an applicable percentage based on the fix charged coverage ratio that ranges from 5.25% to 6.25% per annum for term SOFR loans and ranges from 4.25% to 5.25% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10.0 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15.0 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing 12 month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15.0 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. We were in compliance with the covenants of the Loan Agreement as of October 1, 2023.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the consolidated balance sheet in accordance with U.S. GAAP.
Tool Financing Loans
The Company, from time to time, enters into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. Between the fourth quarter of 2022 and the third quarter of 2023, SkyWater entered into arrangements to sell manufacturing tools and other equipment to financing lenders for $9.6 million. These agreements include bargain purchase options at the end of the lease terms which the Company intends to exercise. These transactions represent failed sale leasebacks with the fixed assets retained on the Company's balance sheet and the proceeds received recorded as financial obligations.

Contractual Obligations
There were no significant changes outside the ordinary course of business in our contractual obligations from those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Cash Requirements" of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
JOBS Act
We qualify as an "emerging growth company" pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). For as long as we are an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation.
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
Critical Accounting Policies and Estimates
In connection with preparing our interim condensed consolidated financial statements in accordance with U.S. GAAP, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes are relevant at the time we prepared our condensed consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.
On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, valuation of long-lived assets, valuation of inventory, equity-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.
There have been no changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 1, 2023, except as set forth below.
Revenue Recognition
Revenue is recognized when control of promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To recognize revenues, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the customer contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the customer contract; and (5) recognize revenues when or as we satisfy a performance obligation. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of transaction price is probable. At contract inception, we apply judgment in determining customers' abilities and intentions to pay amounts entitled to us when due based on a variety of factors including customers' historical payment experience.
We primarily derive revenue from the performance of Advanced Technology Services ("ATS") wafer manufacturing process development services and the manufacture and delivery of wafers via Wafer Services.

ATS - ATS contracts are focused on the performance of wafer manufacturing process development services, the output of which is a manufacturing plan that defines the steps and activities need to produce our customers' wafers at high volumes and with high yields. Wafer manufacturing development services do not include services to manufacture wafers for our customers at scale. ATS contracts are complex and wafer manufacturing development services are often either the lone performance obligation in an ATS contract, or the performance obligation to which the majority of the contract value is allocated. We have both fixed price and time-and-materials contracts with our ATS customers. Our ATS customers receive the benefits of these services, and revenue from performance of these services are recognized, over time as we perform them.
Revenue on fixed price contracts is recognized using either an output or input method based upon the method that best measures the value of the services performed for our customers. Whether we use an input or output method is judgmental and subject to thorough analysis of the terms of each fixed price contract. We consistently use either our output method or our input method for similar performance obligations and in similar circumstances.
Our output method of revenue recognition evaluates the steps and activities needed to complete manufacturing development services and relies on surveys of steps and activities completed and partially completed as of the reporting date in relation to the current manufacturing development plans to measure the level of progress on the service. There are many steps and activities included in our manufacturing development plans. The time and effort to complete the steps and activities are very similar which demonstrates a level of uniformity. This uniformity accurately conveys the steps and activities successfully validated during development in relation to the development plan and therefore provides a faithful representation of the progress achieved on wafer manufacturing development services. Based on the level of progress, we record the proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Our manufacturing development plans are subject to change as data is analyzed and the plans are revised. Development of production plans are technical endeavors and adjustment to manufacturing development plans may impact the percentage of progress achieved and result in cumulative adjustments of revenue.
We use the input method of revenue recognition for larger customer programs that are focused on development of new applications or whose manufacturing processes will rely on new or emerging technologies. Wafer manufacturing development services for these customers is inherently more complex, requiring more changes to manufacturing development plans over the period we perform the services. Given the level of technical complexity and the expectation that there will be more changes to manufacturing plans as compared to other customer programs, we measure progress for larger customer programs by comparing costs incurred to date to estimated total cost required to complete wafer manufacturing development services. We record that proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Costs include labor costs, manufacturing costs, material costs, and other direct costs incurred while performing the services. The estimation of total costs requires significant judgment and any adjustment to our estimates of total cost may impact the proportion of progress achieved and could result in cumulative adjustments of revenue.
When contracts are fixed price, we complete the evaluation of onerous ATS contracts as of the reporting date for each separate contract, not for separate performance obligations in each contract. We recognize losses on onerous ATS contracts depending on whom our customer is based on the following:
•U.S. Federal Government – We designate all ATS contracts with the U.S. Federal Government as production-type service contracts; accordingly, we accrue liabilities for onerous contracts in the period it becomes evident the contract will result in a loss.
•Customers other than the U.S. Federal Government – As we generally develop wafer manufacturing plans for our customers under ATS contracts, our ATS contracts with our non-U.S. Federal Government ATS customers do not represent production-type service contracts; accordingly, we recognize losses as the losses are incurred; we do not accrue liabilities for anticipated losses.

Wafer Services - Wafers are goods that are generally customer specific, highly customized and have no alternative use to us. Our Wafer Services customers contract with us to manufacture wafers based on their manufacturing design specifications. The terms of our Wafer Services contracts dictate when control over wafers is transferred to our customers.
For contracts where orders are non-cancelable and we thereby maintain enforceable rights to customer performance, including rights to payment for partially completed wafers at reasonable margins, control over wafers transfers to our customers as we manufacture wafers. For these contracts, we recognize revenue using an input method. This method measures the percentage of completion of wafers still in the manufacturing process by comparing total costs incurred to date to the total estimated costs to manufacture the wafers. We record that proportion of the transaction price as revenue in the period. Our input method provides the best method of progress as it considers the steps and activities needed to manufacture a wafer and the costs associated with those steps. Costs include labor costs, manufacturing costs, material costs, and other direct costs required to manufacture our customers' wafers. The estimation of total costs requires significant judgment and any adjustment to our estimates of cost to complete manufacturing may impact the proportion of completion achieved and could result in cumulative adjustments of revenue.
When our contracts allow for orders to be canceled and we do not maintain enforceable rights to customer performance on canceled orders, including a right to payment for partially completed wafers at reasonable margins, control of wafers transfers to our customers at the point in time when wafer manufacturing is complete, and wafers have been shipped to the customer. In these instances, we recognize revenue based on the agreed shipping terms with our customers.
We have a long-standing relationship with a significant Wafer Services customer. The terms and conditions of this relationship have evolved over time and have dictated the manner in which we recognized revenue for the manufacture of their wafers. Prior to 2021, transfer of control of wafers, and revenue recognition occurred, as completed wafers were shipped to the customer. In 2021, this customer requested that it be able to purchase wafers and for those wafers to be shipped to them at a later date of their choosing. With the introduction of these bill and hold terms, transfer of control of the wafers, and revenue recognition occurred, as wafers completed post-manufacturing electrical testing and became available for shipment to the customer. In March 2022, we signed a new contract with this customer pursuant to which orders became non-cancelable and thus there was a right to specific performance by the customer, including an enforceable right to payment for the cost of partially completed orders plus a reasonable profit margin. Given that the wafers produced for this customer are for customer-specific applications with no alternative use, the introduction of these contract terms demonstrated that control of the wafers transfers to the customer over time as the wafers are manufactured pursuant to Topic 606. Accordingly, our revenue recognition method for wafers produced for this customer transitioned from point in time to over-time using our input method of revenue recognition. In March 2022, we recorded a one-time cumulative adjustment to revenue of $8.3 million for wafers still being manufactured at the time the new contract became enforceable.
Between 2021 and March 2022, wafers manufactured while bill and hold provisions were in place, were separately identified as belonging to this customer, the wafers were denoted as ready for shipment to this customer in their then current form, and we did not have the ability to direct or sell the wafers to a different customer. Upon completion of post-manufacturing electrical testing, we had the right to invoice this customer. This customer also obtained legal title and the risks and rewards of ownership at this point.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements, see Note 3 — Summary of Significant Accounting Policies to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measure
Our interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. To supplement our interim condensed consolidated financial statements presented in accordance with U.S. GAAP, an additional non-GAAP financial measure is provided and reconciled in the table below.
We provide supplemental non-GAAP financial information that our management regularly evaluates to provide additional insight to investors as supplemental information to our U.S. GAAP results. Our management uses adjusted EBITDA to make informed operating decisions, complete strategic planning, prepare annual budgets, and evaluate the Company's and our management's performance. We believe that adjusted EBITDA is a useful performance measure to our investors because it provides a baseline for analyzing trends in our business and excludes certain items that may not be indicative of our core operating results. The use of non-GAAP financial information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measure. In addition, because this non-GAAP financial measure is not determined in accordance with U.S. GAAP, other companies, including our peers, may calculate their non-GAAP financial measures differently than we do. As a result, the non-GAAP financial measure presented in this Quarterly Report on Form 10-Q may not be directly comparable to similarly titled measures presented by other companies.
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net (loss) income before net interest expense, income tax (benefit) expense, depreciation and amortization, equity-based compensation and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests, certain management consulting fees, CHIPS Act specialist fees, management transition expense, and SkyWater Florida start-up costs.
We believe adjusted EBITDA is a useful performance measure to our investors because it allows for an effective evaluation of our operating performance when compared to other companies, including our peers, without regard to financing methods or capital structures. We exclude the items listed above from net income or loss in arriving at adjusted EBITDA because these amounts can vary substantially within our industry depending on the accounting methods and policies used, book values of assets, capital structures, and the methods by which assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income determined in accordance with U.S. GAAP. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from adjusted EBITDA. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual, unless otherwise expressly indicated.
We continuously evaluate the non-GAAP financial measures we use, the manner in which non-GAAP financial measures are calculated, and the adjustments we make to GAAP results to derive our non-GAAP financial measures. In the third quarter of 2023, we made the following changes to adjusted EBITDA and revised prior period adjusted EBITDA to conform the calculation of adjusted EBITDA across all periods and provide comparability:
•Since the second quarter of 2023, we have incurred project-based, management consulting fees related to long-term transformation activities focused on improvement in automation and operational efficiency. Similarly, we have also incurred project-based specialist fees associated with our CHIPS Act application. Neither of these types of fees are required to run our business and, therefore, are incremental to our ongoing operations and are not a normal operating expense. Beginning in the third quarter of 2023, we began excluding these fees in the calculation of adjusted EBITDA.

The following table presents a reconciliation of net loss to adjusted EBITDA, our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Third Quarter Ended		First Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(7,568)	$(6,939)	$(20,431)	$(36,550)
Interest expense	2,507	1,331	7,928	3,400
Income tax (benefit) expense	(96)	87	(71)	(44)
Depreciation and amortization	7,092	7,083	21,651	20,740
EBITDA	1,935	1,562	9,077	(12,454)
Equity-based compensation (1)	1,853	1,699	5,673	7,033
Management transition expense (2)	—	—	835	—
SkyWater Florida start-up costs (3)	—	114	—	674
Management consulting fees (4)	3,522	—	6,022	—
CHIPS Act specialist fees (5)	—	—	1,320	—
Net income attributable to noncontrolling interests (6)	966	440	3,739	2,125
Adjusted EBITDA	$8,276	$3,815	$26,666	$(2,622)
__________________
(1)Represents non-cash equity-based compensation expense.
(2)Represents severance and other costs related to the reorganization of the manufacturing and operations leadership team.
(3)Represents start-up costs associated with our 200 mm heterogeneous integration facility in Kissimmee, Florida, which includes legal fees, recruiting expenses, retention awards and facility start-up expenses. These expenses are not representative of our expected ongoing costs. Effective 2023, our Kissimmee, Florida plant is up and running and no longer in its start-up phase.
(4)Represents project-based management consulting fees related to long-term transformation activities focused on improvement in automation and operational efficiency.
(5)Represents project-based specialist fees related to our CHIPS Act application process.
(6)Represents net income attributable to our VIE, which was formed for the purpose of purchasing the land and building of our operating facility in Bloomington, Minnesota headquarters. Since depreciation and interest expense are excluded from net loss in our adjusted EBITDA financial measure, we also exclude the net income attributable to the VIE.

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
Credit Risk
Financial instruments that potentially subject us to credit risk are cash and cash equivalents, accounts receivable, and contract assets. Cash balances are maintained in financial institutions, which at times exceed federally insured limits. We monitor the financial condition of the financial institutions in which our accounts are maintained and have not experienced any losses in such accounts. We perform ongoing credit evaluations as to the financial condition of our customers with respect to trade receivables and contract assets. Generally, no collateral is required as a condition of sale. Our consideration of the need for an allowance for credit losses is based upon current market conditions and other factors.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 1, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 1, 2023 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As disclosed in Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended January 1, 2023, we previously identified material weaknesses in our internal control over financial reporting. As of October 1, 2023, we have material weaknesses in the Control Environment, Risk Assessment and Control Activities components of the COSO framework. As an emerging growth company, we have limited accounting and finance resources. We continue to implement policies, procedures, and internal controls to improve our control environment and risk assessment and we have hired certain employees that have had a limited period of time in their roles. The material weakness in Control Activities has resulted in deficiencies in the design and implementation of controls, that individually, or in the aggregate, were considered a material weakness in certain processes, including financial reporting and administration of accounting information technology primarily related to our inventory and time recording systems that impact revenue recording, as well as the operation of our controls in the expenditures process. These material weaknesses could result in a material misstatement of account balances or disclosures in the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plan
To address our material weaknesses, we have developed a remediation plan focused on the hiring and training of accounting and finance resources with the appropriate background and experiences, including the hiring of a corporate controller, and the design and implementation of controls in the revenue recognition, financial reporting, administration of accounting information technology, and expenditures processes.
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
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2023. There have been no material changes to the risk factors disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2023, except for the risk factor set forth below.
Recent events affecting the financial services industry could negatively impact our business, financial condition and results of operations.
The closures in early-2023 of Silicon Valley Bank, Signature Bank and Silvergate Capital Corporation, as well as acquisitions of Credit Suisse and First Republic Bank at regulators' behest, have created bank-specific and broader financial institution liquidity risks and concerns. While we did not have deposits at any of these institutions, uncertainty remains over potential impacts of such bank closures and acquisitions on the financial markets and broader global economy, and our business, our customers and suppliers, and/or our industry as a whole may be adversely impacted in ways that we cannot predict at this time.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of SkyWater Technology, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

3.2	Bylaws of SkyWater Technology, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.1
Consulting Agreement, dated August 1, 2023, between SkyWater Technology Foundry, Inc. and Oxbow Industries, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 4, 2023)

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
__________________
*    The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyWater Technology, Inc.

Date: November 8, 2023	By:	/s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)