Form 10-K
period 2023-12-31
SkyWater Technology, Inc
filed 2024-03-15
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the Nasdaq Stock Market on such date of $9.42, was approximately $174.6 million.
On March 13, 2024, there were 47,280,206 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended December 31, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K.

SkyWater Technology, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that SkyWater Technology, Inc. (“SkyWater,” the “Company,” “we,” “us,” “our”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including, without limitation, our expectations regarding our business, results of operations, financial condition and prospects, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “seek,” “potential,” “believe,” “will,” “could,” “should,” “would” and “project” or the negative thereof or variations thereon or similar words or expressions that convey the uncertainty of future events or outcomes are generally intended to identify forward-looking statements.
Our forward-looking statements are subject to a number of risks, uncertainties and assumptions. Key factors that may affect our results include, among others, the following:
•our goals and strategies;
•our future business development, financial condition, and results of operations;
•our ability to continue operating our fabrication facilities at full capacity;
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
•our ability to procure tools, materials, and chemicals;
•our ability to control costs, including our operating and capital expenses;
•the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•the level of demand in our customers’ end markets;
•our ability to attract, train, and retain key qualified personnel in a competitive labor market;
•adverse litigation judgments, settlements, or other litigation-related costs;
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
Moreover, our business, results of operations, financial condition and prospects may be affected by new risks that could emerge from time to time. In light of these risks, uncertainties, and assumptions, the forward-looking events and outcomes discussed in this Annual Report on Form 10-K may not occur and our actual results could differ materially and adversely from those expressed or implied in the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should not rely on forward-looking statements as predictions of future events or outcomes. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements may not be achieved or occur.
The forward-looking statements in this Annual Report on Form 10-K represent our views only as of the date hereof. We anticipate that subsequent events and developments will cause our views to change. However, we undertake no obligation to update publicly any forward-looking statements to conform such statements to changes in expectations or to actual results, or for any other reason, except as required by law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date hereof.

SUMMARY OF OUR RISK FACTORS
The following is a summary of SkyWater's risk factors. Please refer to the section entitled “Risk Factors” for more information.
•If either of our semiconductor foundries is damaged or becomes inoperable, we will be unable to develop or produce wafers in a timely manner, if at all, and our business would be materially adversely affected.
•Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue, and we may face warranty, indemnity, and product liability claims arising from defective products.
•If we do not achieve satisfactory yields or quality, our reputation and customer relationships could be harmed.
•Our customers may cancel their orders, change production quantities, or delay production, and if we fail to forecast demand accurately, we may incur supply shortages or lose revenue.
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
•We have a finite amount of production capacity, and to the extent customer demand exceeds our capacity, we may lose customers and potential revenues.
•We currently have limited or no redundancy in certain of our manufacturing tooling and infrastructure equipment, and we may lose revenue and be unable to maintain our customer relationships if we lose our production capacity.
•A significant portion of our sales comes from four customers, the loss of which would adversely affect our financial results.
•We may not be able to successfully diversify our customer base and penetrate new markets, which would negatively impact our growth strategy.
•Our expansion strategy carries inherent risks.
•We depend on successful parts and materials procurement for our foundries. Shortages and/or increases in the prices of these raw materials could interrupt our operations and result in a decline in revenues.
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
•A breach of our security systems or a cyberattack that disrupts our operations or results in the breach of confidential information about us, our technology, or our customers could harm our business and expose us to costly regulatory enforcement and other liability.
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
•We are party to public-private partnerships, and if we or our counterparties fail to meet the obligations of our agreements, or if we are not able to realize some or all of the anticipated benefits of such partnerships in the anticipated time frame or at all, our business, results of operations and financial condition may be materially and adversely affected.
•Planned efficiency and cost-savings initiatives could disrupt our operations or adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of such initiatives in the anticipated time frame or at all.
•If we are unable to attract, train, and retain highly qualified personnel, the quality of our services may decline, and we may not successfully execute our internal growth strategies.
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
•Earthquakes, fires, power outages, floods, terrorist attacks, wars, public health issues, and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, results of operations or financial condition.
•Our operating results may prove unpredictable, which could negatively affect our profit.
•As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
•Failure to meet environmental, social, and governance (“ESG”) expectations or standards could adversely affect our business, results of operations, financial condition, and stock price.
•We may need to raise additional capital or financing to continue to execute and expand our business.
•Our indebtedness could adversely affect our cash flows and limit our flexibility to raise additional capital.
•Our Loan Agreement (as defined below) contains restrictive covenants that may impair our ability to conduct business.
•Recent events affecting the financial services industry could negatively impact our business, financial condition and results of operations.
•We are a party to several significant U.S. Government (“USG”) contracts, which are subject to unique risks.
•Changes to U.S. Department of Defense (“DoD”) business practices could have a material effect on the DoD’s procurement process and adversely impact our current programs and potential new awards.
•Our international sales and domestic operations are subject to applicable laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect its operations.
•Failure to comply with the broad range of laws, regulations, and standards in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs, and liabilities.
•We depend on intellectual property, or IP, to succeed in our business, and any failure or inability to obtain, preserve, enforce, defend, and protect our technologies or intellectual property rights could harm our business and financial condition.
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
•We are an “emerging growth company” and a “smaller reporting company” and our election to comply with the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
•Provisions in our certificate of incorporation and bylaws and in Delaware law could discourage takeover attempts even if our stockholders might benefit from a change in control of our company.
•Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or with our directors, our officers, or our other employees.

PART I

ITEM 1.    BUSINESS

Overview
We are a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. Our Technology-as-a-Service (“TaaS”) model leverages a strong foundation of proprietary technology, engineering know-how capabilities, and microelectronics manufacturing capacity to co-develop process technology intellectual property (“IP”) with our customers that enables disruptive concepts through our Advanced Technology Services (“ATS”) for diverse microelectronics (integrated circuits (“ICs”)) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, we believe our status as a publicly-traded, U.S.-based, U.S. headquartered pure-play technology foundry with Defense Microelectronics Activity (“DMEA”) Category 1A Trusted Accreditation from the DoD positions us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and secure access to a U.S. domestic supply chain.
We primarily focus on serving diversified, high-growth end users in numerous vertical markets, including (1) advanced compute, (2) aerospace and defense (“A&D”), (3) automotive, (4) bio-health, and (5) industrial. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our ATS model, we specialize in co-creating advanced solutions with our customers that directly serve our end markets, such as infrared imaging, superconducting ICs for quantum computing and sensing, Rad-hard complementary metal oxide semiconductor (“CMOS”), integrated photonics, microelectromechanical systems (“MEMS”), technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our focus on the differentiated analog and CMOS markets supports long product life-cycles and requirements that value performance over cost-efficiencies and leverages our portfolio IP.
Before we began independent operations, our Minnesota fab was owned and operated by Cypress Semiconductor Corporation (“Cypress”), as a captive manufacturing facility for 26 years. We have leveraged Cypress systems, manufacturing technology, and process development capabilities to advance our product offerings. We became an independent company in 2017 when we were acquired by an affiliate of Oxbow Industries, LLC (“Oxbow Industries”) as part of a divestiture from Cypress. Our multi-year foundry services agreement with Cypress, which ended in 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base transferred by Cypress. Cypress was acquired in 2020 by Infineon Technologies AG (“Infineon”).
In 2021, we expanded our operations with the addition of the Center for NeoVation, an advanced packaging facility in Kissimmee, Florida. The facility is operated and maintained by SkyWater through a public-private partnership with Osceola County, Florida which is developing a broader technology and STEM education infrastructure at the same campus where the Center for NeoVation is located.
In addition, in 2022, we announced our plans to build a production and research and development facility in West Lafayette, Indiana through a public-private partnership with the State of Indiana and Purdue University.
Before the closing of our initial public offering (“IPO”), we converted into a Delaware corporation and changed our name to SkyWater Technology, Inc. On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock. Shares of our common stock began trading on the Nasdaq Stock Market on April 21, 2021 under the symbol “SKYT.”
Our Industry
Microelectronics are the enabling technology of the information age and have served as a conduit for the growth of the electronics industry over the past sixty years. Semiconductors make solid state electronics possible and are vital inputs for products such as computers, communications equipment, military equipment, automobiles, medical equipment, consumer products, industrial automation and control systems, and increasingly a broad array of internet-enabled products and devices. As electronics have become more sophisticated and integrated, meeting the demand for semiconductors used in these products has required advances in semiconductor design and manufacturing.
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

To process inputs from analog sensors, digital processing is required to convert these signals into meaningful information. The demand for processing of these analog signals has led to the creation of a semiconductor category known as “mixed-signal,” which processes both analog signals and digital logic. These mixed-signal semiconductors are developed to support the rapidly expanding applications across markets through the emergence of internet of things.
Analog and mixed-signal semiconductors, as well as derivative and adjacent technologies such as rad-hard, discrete power devices, and microelectronics such as superconducting, photonics, and MEMS, require higher levels of customizable functionality and performance than digital devices do. Since these analog and mixed-signal devices are produced in lower volumes than digital devices, traditional digital high-volume foundries have been generally unwilling to commit engineering resources to the processes and technologies necessary to innovate beyond their standard process offerings. This has resulted in significant unmet need at a time when demand for these specialty ICs continues to grow due to demand from the A&D, automotive, advanced compute, bio-health, and industrial applications.
Rad-hard electronics enable electronic devices to be resistant to malfunctions caused by electromagnetic or particle radiation. Traditional semiconductor circuit structures are at a higher risk of damage from radiation, especially in high-radiation environments, such as space, medical imaging, nuclear use cases, and high-altitude aircrafts. To modify these circuits to withstand the effects of radiation, manufacturers use extensive development and testing to create circuits that reduce the impact from electromagnetic radiation. As a result, rad-hard ICs are more expensive than traditional ICs. Consequently, most purchasers of rad-hard ICs are well-funded military and scientific organizations or produce products in high-value markets such as medical devices.
Historically, most semiconductor companies were vertically integrated. They performed all major functions including design, manufacturing, test and assembly, and sales and marketing. These types of semiconductor companies are called integrated device manufacturers, or IDMs.
As the complexity of semiconductor designs has increased over the last several decades, semiconductors have become increasingly challenging to manufacture, requiring both sophisticated manufacturing expertise and exponential increases in fab investments. These requirements have led to the creation of the foundry business model, where the cost of a fab is spread across multiple customers. These economics have driven IDMs to outsource production to foundries and divest their fabs. The industry has therefore matured, consolidated, specialized, and evolved to include the following main supplier categories:
•IDMs. Vertically integrated for all major functions including design, manufacturing, test and assembly, and sales and marketing. Some of these IDMs also provide foundry services to third parties.
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

Our Business
We offer a unique, pure-play technology foundry model through TaaS (see following figure), providing a pathway for innovation and process technology development to our customers through ATS and 200 mm volume wafer manufacturing capabilities through Wafer Services. By having both services in one operation, we believe we are well-positioned to take advantage of the market opportunity in our end-market industries, build key market relationships as technology develops, and produce those technologies at scale as adoption expands. One advantage of our combined offering is our ability to develop a technology inside a production environment that stabilizes the production line with extensive controls managed by the operations and maintenance teams. These tools and process technology are exercised by the baseline production business, which enables quick cycles of learning and reproducible results. Furthermore, once a technology is developed inside this production environment, the ramp to commercial production is expeditious as it is unimpeded by the transfer to an outside production facility that typically follows development inside a prototyping facility. Our combined business model also takes advantage of amortizing costs of the production facility across the entire business, which allows ATS customers to have access to production-grade tooling and systems without carrying the full costs of fab capital and operating costs alone.

Advanced Technology Services
We deliver ATS to co-create advanced technologies with our customers by providing engineering and process development support. Our programs focus on the next generation of microelectronics technologies, including infrared imaging, superconductors, integrated photonics, and advanced packaging. These technologies are brought online inside a production environment that reduces the process development timeline needed to manufacture at production level scale and yield quality. This gives our customers a significant time-to-market advantage by avoiding a process transfer to another site for manufacturing, as well as stabilizing the new technology on the same tooling as will be used in manufacturing.
We have established an IP and service model that is specifically architected to enable a high degree of collaboration with innovators to facilitate a strong connection between device and process technologists. We foster collaboration by offering a diverse range of enablement services that allow us to engage across many technology platforms and with a spectrum of technology maturity levels.
Wafer Services
We offer semiconductor manufacturing services for a wide variety of silicon-based analog and mixed-signal, MEMS and rad-hard ICs. It is our opinion that our focus on the differentiated analog and mixed-signal CMOS space supports long product life-cycles and requirements that value performance over cost efficiencies. We also have strong design enablement capabilities that provide customers with the ability to leverage our IP portfolio. We target customers that are underserved by larger foundries and are looking for a foundry partner that can offer the process customization or operational services and flexibility that they need but do not have the buying power to negotiate elsewhere.

In our Wafer Services category for mixed-signal technologies, the base design IP portfolio for S130 and S90 technologies originating from Cypress was licensed via a technology license agreement in 2017. As our technology platforms evolve, we are making investments in process design kit (“PDK”) development with industry partners and expanding partnership with critical electronic design automation suppliers alongside emerging relationships with design service and IP suppliers to create and maintain the IP required over the next several years to enable continued customer success.
Our model depicted in the figure below employs this multi-faceted design enablement ecosystem and our combination of ATS and Wafer Services enables engagement with a wider range of technologies and commercial readiness. During this highly collaborative framework, a strong relationship is built between process and design teams, and significant IP is generated in both of those categories. This is an important defining characteristic of our pure-play technology foundry model.

Our Competitive Strengths
We believe we are a leader in technology innovation services and believe that we have significant points of differentiation that will enable us to continue to succeed in the pure-play technology foundry industry. Our core strengths include the following:
•Our status as a publicly-traded, U.S.-based, U.S. headquartered pure-play technology foundry partner with DMEA Category 1A Trusted Accreditation from the DoD. This status provides us with a strong position to service the A&D market. Our current and potential A&D customers are required to comply with a range of information security protocols for protecting sensitive device intellectual property with national security implications. The DoD established the Trusted Foundry Program in 2007 to provide secure access to leading-edge semiconductor technology and to ensure a trusted microelectronics supply chain for sensitive government programs with national security interests. As of December 31, 2023, there were 83 suppliers designated as “Trusted” under this program by the USG. Of those suppliers, we are one of only 16 foundry companies that have DMEA Category 1A Trusted Accreditation through the DoD. In addition, there are other end markets, such as automotive and medical, that value working with a supplier operating within the United States, which offers a high level of protection for IP rights, or that value the convenience and branding advantage of services and products made in the United States.
•Unique IP model that offers customers an end-to-end solution for microelectronics and next-generation technology needs. We believe our pure-play technology foundry model combines the integrated process technology development services and manufacturing capability and expertise needed to address the high levels of customization specified by our customers. By combining our development lab capabilities in an advanced volume production fab, we are able to leverage our ATS to accelerate our customers’ time-to-market. We work alongside our customers to co-create customized ICs to meet or exceed stringent semiconductor requirements. By providing a full-scale semiconductor technology and manufacturing ecosystem, with substantial process flow integration and customized solutions, we are able to continually attract and retain customers.

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
•A seasoned engineering team that leverages our extensive IP portfolio to support the development of emerging technologies in a fully integrated lab-to-fab environment. Our team of over 100 engineers employs intellectual property created over decades, and our fabs are specially geared toward managing the complexity of developing emerging technologies alongside manufacturing with world-class excellence. Through direct collaboration with our customers, our team of engineers can leverage existing wafer process technology and process flow options to create custom fabrication processes that best serve our customers’ needs for high-performance analog and mixed-signal ICs. We also specialize in developing advanced processes for emerging technologies such as silicon photonics, superconducting and quantum computing, advanced packaging, CMOS image sensing and DNA sequencing, among others. Our ATS provides us with a competitive advantage by offering significant technical expertise and customized engineering practices required for the creation and delivery of scalable specialty applications. The technological capabilities of our foundry shorten design cycles to create an expedited path for our customers’ products to reach the market.
•Optimized manufacturing environment for highly engineered projects. Customers in our target end markets value high differentiation and are willing to pay a premium for the ATS needed for the development of specialized products. Many of our customers are focused on specialty applications, which typically involve a small to medium production volume. We believe such customers are underserved by our competitors, which primarily focus on higher-volume opportunities. Our high-mix foundry automation and manufacturing systems are geared to handle high levels of customization, making smaller volume projects more economical than for competitor fabs. Our right-sized fab provides opportunities for us to leverage our manufacturing scale and expertise for customized processes and to realize higher margins for the significant engineering effort required by these complicated projects.
•Expertise in highly customized projects in a low-volume research and development environment. We specialize in, and have the equipment and process expertise necessary to deliver effective and cost-efficient solutions while co-creating next-generation technology with our customers. We couple our ATS with existing PDKs that leverage proven IP acquired in our divestiture from Cypress to allow our customers to co-create tailored product offerings. Our technical experience enables us to either modify existing processes or develop new, innovative solutions that are tailored to our customers’ needs. The ability of our competitors to engage in highly customized process development activities within their large-scale manufacturing operations is not feasible without the significant IP and capital expenditures required to retrofit the larger operations for the high-mix and logistically complex requirements of the technology foundry model. Our 200 mm manufacturing lines deliver a degree of agility that allows us to efficiently customize projects without significant lead-times or capital investment, and provides us with the ability to complete rapid prototyping that can quickly translate to volume production. With substantial experience in complex high-mix mid-market manufacturing, we have consistently demonstrated our ability through deployment of our ATS to excel in customer programs that require specialty knowledge and expertise.
Our Growth Strategy
We intend to become a prominent U.S.-based pure-play technology foundry by leveraging our core competencies in specialty process development and advanced manufacturing, while expanding our customer base and presence in high-margin end markets. To achieve this goal, we intend to pursue the following key strategies:
•Diversify our customer base, grow our presence in existing markets, and expand into new end markets. Our Trusted Foundry designation, various industry accreditations, and broad range of capabilities and services have established our presence in high-growth specialty applications. We have reduced our revenue concentration from Infineon to approximately 17% of our revenues for the year ended December 31, 2023 from approximately 100% of our revenues in 2017. We intend to continue to build upon our success in the advanced compute, A&D, automotive, bio-health, and industrial markets while expanding into new markets over time. Our technology foundry services, coupled with our Trusted Foundry designation and various industry accreditations, offer unique value to our customers that we plan to leverage as we expand our presence across both current and new end markets.

•Leverage our Trusted Foundry status and find USG investments to add to our capabilities and expand our markets. We are one of only 16 companies that have DMEA Category 1A Trusted Foundry accreditation through the DoD. We believe most foundries are not positioned to deeply partner with the USG because of the Trusted Foundry’s security requirements, stringent government contract provisions, and small lot manufacturing typical of government contracts. We have extensive experience working with highly sensitive government projects that enable new capabilities and subsequently re-applying those capabilities to expand our market.
•Expand U.S.-based pure-play advanced packaging foundry services. As our industry evolves, we believe 2.5D, 3D, and System-in-Package (“SiP”) advanced packaging concepts will be adopted broadly and our domestic offering for development and manufacturing of solutions in this space will be in high demand. Our strategy is to make these advanced package services available to both our wafer service customers and for customers using other foundries. These target customers include high-volume semiconductor companies. As interest grows within the federal government to enhance domestic infrastructure in this area, we believe we are well-positioned to lead efforts to position the U.S. as a leader in advanced packaging technology. For example, we announced that a DoD contract was recently awarded to Osceola County and SkyWater Florida with an expected value of up to $120 million over five years, including options for an additional $70 million, for a total expected value of up to $190 million, to expand domestic fan-out wafer level packaging (“FOWLP”) capabilities for both government and commercial customers.
•Expand in the rad-hard market. There are increasing uses for various radiation-hardened applications across multiple industries. In 2019, we received a DoD contract for up to $170 million and in August 2022, we received a phase II contract for up to an additional $99 million to build a next-generation rad-hard chip manufacturing capability. We believe our fab’s lower capital requirements will provide an attractive opportunity for future projects of this nature.
•Co-develop next-generation technologies with our customers and grow our ATS. We intend to continue to engage in advanced development opportunities and leverage technologies developed to broaden our portfolio of semiconductor solutions. Access to our engineering team, production-grade technology and equipment, verified IP, and trade secrets developed over several decades enable us to provide highly differentiated and customized process development and ATS. We believe that investing in these capabilities will enable us to maintain our market leadership and attract customers that require lower volume and intricate engineering specifications.
•Invest in design block IP development and enable third-party creation of IP. The foundation of a PDK-driven foundry offering for wafer services is a comprehensive library of silicon-proven, well-characterized design IP blocks. We will continue to invest in IP blocks organically, through targeted external investments, such as rad-hard, through expansion of the open-source IP ecosystem, and by encouraging IP design companies to offer their blocks for use with customer-paid royalties.
•Expand our capabilities through cost-effective capital management, including seeking M&A opportunities to drive growth. We will continue to invest in additional manufacturing capacity and evaluate growth opportunities through acquisitions of other businesses and operations, including with respect to (1) other foundries, (2) larger foundries looking to divest existing low-volume programs, (3) low-cost manufacturing capacity that increases our scale, and (4) adjacent markets such as advanced packaging and bond/assembly/test (“BAT”). We also may expand our current facility or convert existing spaces into clean rooms to add to our contaminant-free manufacturing environment.
•Expand our capabilities and capacity leveraging the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) and Science Act. In August 2022, the U.S. enacted the CHIPS and Science Act which provides $52.7 billion in incentives for U.S. semiconductor manufacturing, funding for research, and up to 25% in refundable tax credits for semiconductor equipment and upgrades to manufacturing facilities. The stated goal of this legislation is to increase domestic semiconductor production, reinvigorate semiconductor research, and expand the semiconductor workforce, all with a focus on improving economic and national security. We believe SkyWater is well-positioned to take advantage of this landmark legislation, across both our ATS and Wafer Services business lines, because of our demonstrated business model of serving defense and commercial markets across development and production parts of the technology life-cycle. In December 2023, we submitted an application to the CHIPS Program Office of the U.S. Department of Commerce for funding through the CHIPS and Science Act for modernization and equipment upgrades to enhance production at our Minnesota facility.
Our Customers
We serve a diverse array of customers ranging from designers producing near-commodity volume chips to those requiring highly specialized next-generation technology solutions. Infineon accounted for 17% and 28% of our revenue for the fiscal years ended December 31, 2023 and January 1, 2023, respectively. Three customers, other than Infineon, represented 24%, 15%, and 10% of our revenue for the fiscal year ended December 31, 2023. Two customers, other than Infineon, represented 20% and 11% of our revenue for the fiscal year ended January 1, 2023.

Our Platform Technologies
We deliver our ATS and Wafer Services through a wide range of proprietary platform process technologies that are targeted to multiple markets. The table below summarizes the platform technologies and the corresponding target markets.

Analog and Mixed-Signal Based Technologies
Our S90 (90 nm gate length), S130 (130 nm) and CMOS process flows (greater than 130 nm) are the foundation of our business. These process flows have collectively produced a multitude of devices at our fab for products across a range of applications including industrial, memory, automotive, consumer wearables, and thermal imaging systems. Our process technology enables application specific integrated circuit (“ASIC”) designers to produce a wide range mixed-signal ASIC applications.
Rad-Hard CMOS
Our rad-hard technology is used extensively in microelectronics and mission-critical applications across A&D and bio-health end markets. We have a long legacy of supporting rad-hard CMOS. In 2019, we were awarded a rad-hard program by the DoD of up to $170 million and in 2022, we were awarded up to $99 million in additional funding to fund a facility expansion to house and develop a new 90 nm radiation hardened by process (“RHBP”) mixed-signal CMOS process. This new process technology, which is forecasted to double the performance of devices, is expected to become the most advanced strategic RHBP foundry in the United States. Furthermore, this RH90 platform uses the already-proven 90 nm fully depleted silicon-on insulator (“FDSOI”) frontend process licensed from MIT-Lincoln Laboratory, where the FDSOI architecture provides improved radiation tolerance, higher transistor speed, and lower power operation. This contract also includes an option for DoD to fund enhancements and extensions to this technology.

Advanced Packaging
While transistor scaling is slowing and the industry at large considers new avenues for improving system performance while defraying costs, advanced semiconductor packaging is providing a solution for end markets such as computing, communications, artificial intelligence (“AI”), consumer, and A&D. This has created a large market opportunity which we believe we are well-positioned to address.
Our Florida facility adds unique interposer technology licensed from IMEC, and we expect it to also accelerate our roadmaps for other key technologies in this category including hybrid bonding, FOWLP, and assembly/test. In 2021, we announced a license and transfer agreement with Deca Technologies (“Deca”) to establish our Florida site as the onshore source for Deca’s second generation M-SeriesTM FOWLP technology. SkyWater is the first domestic licensee of Deca’s M-Series and Adaptive Patterning solutions to support the reshoring of the semiconductor supply chain. In January 2024, we announced that a DoD contract was recently awarded to Osceola County and SkyWater Florida with an expected value of up to $120 million over five years, including options for an additional $70 million, for a total expected value of up to $190 million. The contract reflects a significant new DoD effort to expand domestic FOWLP capabilities for both government and commercial customers.
In 2022, we announced a licensing agreement with Xperi (now Adeia) for their state-of-the art ZiBond® wafer bonding and DBI® hybrid wafer bonding technologies, establishing a key assembly technology for our heterogeneous integration strategy.
Superconducting
Since our Minnesota facility’s initial partnership with D-Wave in 2013, we have been a leading superconducting process flow developer. We have expanded our customer base in this market to include numerous other companies as they develop their own proprietary superconducting technologies for both quantum computing, and supercomputing applications. For example, in order to address non-traditional architectures required by quantum computing, D-Wave’s device team co-created superconducting qubits based on new materials, new devices, and new architecture in order to develop efficiently, enable manufacturing, and maintain confidence that their IP remains highly competitive. D-Wave is now a leader in quantum computing hardware and cloud services and formed a partnership with Amazon Web Services in 2020 for cloud quantum computing services. We also support customers developing superconducting microelectronics for non-quantum devices for supercomputing applications where the use of zero-resistance architectures can significantly reduce the staggering amount of energy consumed today’s supercomputers and data centers.
Silicon Photonics
Optical data transmissions are pushing further into our digital infrastructure, including in data center interconnect data transmission and also within-chip data process domains to increase computation throughput.
We co-create unique solutions for customers in a range of applications, including high-speed data links, such as 100G and 400G, light detection and ranging (“LiDAR”), phased-array photonics, and photon-based quantum computing. Today, we focus on serving photonics with fabrication of low-loss waveguides with integrated detectors, optical modulators, grating couplers, phase modulators, and passive alignment fiber couplers. With the recent addition of a deep trench etching capability, we can serve a larger range of photonics capabilities in our facility. In addition, we see further potential for integration of active photonics light source elements, along with integration of these architectures with our foundational CMOS technologies, to unlock inherent performance gains and lower overall system cost structure with this integration.
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
Manufacturing
Process Technologies. In our Minnesota facility’s 200 mm fab, CMOS process flows for a number of different node dimensions are offered ranging from 90 nm—350 nm.
Operational Capabilities. Managing the technology foundry’s signature high-mix manufacturing operation requires special competencies with respect to the manner by which the volume production activities flow through the fab, while experimental and development efforts are interspersed on the same equipment sets. This capability has been developed within our organization over decades as the site was previously used by Cypress for process development and volume manufacturing. A unique operational model also has been developed for fab asset-tracking and equipment ownership to ensure efficient operations despite, at times, competing interests within the fab.

Equipment. Front-end semiconductor foundry wafer manufacturing services utilize unique combinations of film process steps including photolithography, film deposition, etching and ion implantation. We maintain the equipment sets to support these processing steps and maintain a skilled internal staff to service and repair equipment to enable the 24/7 manufacturing operation. Onsite capabilities also exist for wafer testing which support our quality programs and customer required acceptance testing. As described above, government and commercial customer programs are adding a wide variety of capabilities.
Raw materials. As a manufacturer of high precision products, we maintain critical supplier relationships to ensure high quality starting materials are available to be used in our processing activities. These raw materials include silicon wafers, high-purity compressed gases, high-purity metals for film deposition processes, high-purity acid, base, and cleaning solutions for various wet processing steps, and semiconductor grade photoresist and developer for photolithography. Our principal suppliers for these materials are:
•Globalwafers Co. LTD. (silicon wafers)
•SEH America Inc, subsidiary of Shin-Etsu Handotai, Ltd. (silicon wafers)
•Honeywell Electronic Materials, Inc. (metal sputtering targets)
•JX Metals USA, Inc. (metal sputtering targets)
•Linde, Inc. (bulk and specialty gases)
•Airgas USA LLC (specialty gases)
•EMD Performance Materials Corp (Versum) (specialty chemicals and gases)
•CMC Chemicals, Inc. (a subsidiary of Entegris) (process and chemical mechanical polishing chemicals)
•Rohm and Haas EM LLC (a subsidiary of DuPont) (photoresist)
•JSR Micro Inc. (photoresist)
•FUJIFILM Electronic Materials USA, Inc. (photoresist)
•Tokyo Ohka Kogyo America, Inc. (photoresist)
•Moses Lake Industries Inc. (developer)
Certifications. We maintain several quality certifications, including industry-specific certifications required to supply products into safety-sensitive applications. These certifications require extensive information system handling audits to verify business processes ensuring best practices are followed to enable devices to be manufactured at low defect levels and with traceability to ensure individual die can be traced from foundry manufacturing process steps through their life in their real-life use cases. Our current certifications for our Minnesota facility include the following:
•ISO 9001:2015
•IATF 16949:2016 (Automotive)
•ISO 14001:2015
•RoHS Directive 2011/2015
•ISO 13485 (Medical)
•ISO 9100 (Aviation, Space & Defense)
Our SkyWater Florida facility has also achieved ISO 9001:2015 certification, and we are working on expanding the certifications to meet additional customer requirements.
Our Competition
We compete internationally and domestically with dedicated foundry service providers as well as with these IDMs which have in-house semiconductor manufacturing capacity or foundry operations. Many of our competitors in the conventional foundry or IDM categories have substantial production, financial, research and development, and marketing resources. These competitors include the “mega” foundries, such as Taiwan Semiconductor Manufacturing Company Limited, and United Microelectronics Corporation, as well as specialty foundries such as GlobalFoundries Inc., Vanguard International Semiconductor Corporation, Tower Semiconductor Ltd., XFAB Silicon Foundries SE, and Silex Microsystems.
In the A&D foundry market, our competition includes fabs which partner with major U.S. defense contractors. While these fabs will continue to serve the critical, but often boutique, needs of the USG, we expect the USG and defense community to gradually shift to more economical routes to serve their mission. Other competition in this market includes U.S.-based commercial IDMs and foundries, such as ON Semiconductor Corporation, Tower Semiconductor Manufacturing Company, and GlobalFoundries Inc. Other competitors for technology services may include prototype fabs/labs such as MIT Lincoln Labs, IMEC, Fraunhofer, and CEA-Leti.
Our ATS offering is highly differentiated, and we do not believe there is a directly competitive offering in the market today. There are alternative solutions for concept demonstration and feasibility work with vastly contrasting value propositions that include university, government or corporate laboratories. These options lack manufacturing expertise and scale to take customers to market and do not have the same position to support design for manufacturability from an early point in the development cycle as their facilities do not support quality focused manufacturing. In contrast, our TaaS model accelerates new technologies to market by streamlining the development and scaleup activities for our customers.
The principal elements of competition in the semiconductor wafer foundry industry include: technical competence; production speed and cycle time; time-to-market; research and development quality; available capacity; fab and manufacturing yields; customer service; price; management expertise; and strategic relationships.

We believe that our custom end-to-end non-recurring engineering, manufacturing, scalable production, U.S. location, and the flexibility built into our core process positions us as a “right-sized” fab for diverse projects of all sizes and is a key differentiator within the market.
Our ability to compete successfully also depends on factors outside of our direct control, including industry and general economic trends. Any significant increase in competition may erode our profit margins, weaken earnings, or increase losses. If we cannot compete successfully in our industry, our business and results of operations could be harmed.
Sales and Marketing
Sales. Our sales processes are driven by the typical electronic system design cycle and follow standard project phases including scoping, prototyping, evaluation and qualification, and production. Variations of this cycle are common as unique customer purchasing cycles exist in different engagements across government programs and public versus private company customer types. The multi-phase purchase process results in sales cycles ranging from several months to more than a year from initial contact to volume production. In addition, for ATS sales engagements of next-generation technologies, close relationships are built while serving our unique ATS customers due to close collaboration between technical teams as well as business leaders in order to monitor progress and drive engagements forward. Customer relationships are important due to the long sales cycles. Our sales and business development staff members possess significant technical competence and well-developed interpersonal skills to win and maintain customer relationships. This differentiates our front-end business organization from conventional foundries. Our highly technical staff members serve in customer-facing roles early and often in engagements in order to communicate the value of these services during a customer’s decision process.
Marketing. Our marketing efforts are focused on increasing industry awareness of our corporate value proposition and our product offerings, customer engagement, and ultimately converting need into demand that can be captured by the sales team. In support of these objectives, we are focused on investing in operational capabilities to help us define markets for our offerings guided by a marketing funnel that measures our marketing performance and return on investment as customers progress through stages of awareness, interest, consideration, intent, evaluation, and eventually, purchase. These efforts benefit customers by helping them in pre-purchase stages to understand our offering and how it may benefit their objectives and serves to indicate to us the state of interest of various customers so that we can engage sales resources with them as their plans evolve. In addition, the nature of our business-to-business relationships provides for a unique customer purchase process in which numerous stakeholders participate. These stakeholders usually represent various parts of the customer’s business and engage with different parts of our organization. This means that building a strong brand reputation, which is consistent across all types of the customer experience, is important and presents the opportunity to differentiate our organization from our competition as we efficiently and consistently meet various customer needs across all engagement types.
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
We have also made significant investments in research and development for our platform. Our research and development activities seek to upgrade and improve our manufacturing technologies and processes. A substantial portion of our research and development activities are undertaken in cooperation with our customers and equipment vendors. Due to the rapid changes in technology that characterize the semiconductor industry, effective research and development is essential to our success. We plan to continue to invest significantly in research and development activities in order to develop advanced process technologies for new applications. Our research and development expenses were $10.2 million and $9.4 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively.

Environmental, Safety and Quality Matters
We use, generate, and discharge hazardous chemicals and waste in our research and development and manufacturing activities. United States federal, state, and local regulations, in addition to those of other foreign countries in which we operate, impose various environmental rules and obligations, which are becoming increasingly stringent over time, intended to protect the environment, and in particular, to regulate the management and disposal of hazardous substances. As a result, our facilities are ISO 14001 certified, an international standard that provides management guidance on how to achieve an effective environmental management system.
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
We have placed significant emphasis on achieving and maintaining a high standard of manufacturing quality. Our facilities are ISO 9001 certified, an international quality standard that provides guidance to achieve an effective quality management system. In addition, our Minnesota facility is TS 16949 certified. As previously discussed, our Minnesota facility has been accredited as a Category 1A Trusted Fab for fabrication, design and testing of DoD Trusted Microelectronics, and our Florida facility is in-process for the same accreditation.
Our facilities are currently pursuing ISO 45001 certification, which recognizes compliance with international occupational health and safety standards that provide guidance on how to achieve an effective health and safety management system. The health and safety standard management system assists in evaluating compliance status with all applicable health and safety laws and regulations, as well as establishing preventative and control measures. We believe we are currently in compliance with all applicable health and safety laws and regulations.
Our goal in implementing ISO 45001, ISO 14001, ISO 9001, and TS 16949 systems is to continually improve our environmental, health, safety, and quality management systems. We are committed to environmental, social, and governance best practices with a company-wide focus on sustainability through diverse initiatives and activities.
Human Capital Resources
As of December 31, 2023, we had 731 employees. All employees reside in the United States of America.
Our goal is to attract and retain highly qualified, passionate, and agile personnel. On occasion, we will employ independent contractors to support our efforts. None of our employees or contractors are subject to a collective bargaining agreement. We consider our employee relations to be good and we have never experienced a work stoppage.
Our human capital management objectives are to acquire, engage, develop, and retain our top talent. We are committed to fostering an environment where all employees can grow and thrive. A diverse workforce results in a broader range of perspectives, helping drive our commitment to growth. We believe that our compensation and benefit programs are appropriately designed to attract and retain qualified talent. To create and maintain a successful work environment, we offer an annual base salary and a comprehensive package of additional benefits that support the overall well-being of all our employees and their families. Additionally, we may also grant equity awards to attract, reward, and retain key employees to allow for them to share in our overall performance.

Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.
We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our IPO, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.235 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period; or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”).
We are also a “smaller reporting company.” An entity is a smaller reporting company if it has a public float (the aggregate market value of the entity’s outstanding voting and non-voting common equity held by non-affiliates) of less than $250 million (calculated as of the last business day of the entity’s most recently completed second fiscal quarter) or annual revenues of less than $100 million and either no public float or a public float of less than $700 million. We may continue to be a smaller reporting company if either (i) our public float is less than $250 million as of the last business day of our second fiscal quarter or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Available Information
We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (http://www.skywatertechnology.com) our Annual Report on Form 10-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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
We currently perform our manufacturing and design services at our foundry facilities in Bloomington, Minnesota and Kissimmee, Florida. Our foundry operations and the equipment we use to manufacture wafers would be costly to replace and could require substantial lead time to repair or replace. Our foundry facilities or equipment may be harmed or rendered inoperable by physical damage from fire, floods, tornadoes, hurricanes, power loss, telecommunications or mechanical failures, break-ins, and similar events, which may render it difficult or impossible for us to produce or test products for a considerable period of time. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our foundries, cleanup costs, liability for damages or injuries, and legal, repair, and reconstruction expenses, which would harm our results of operations and financial condition. In addition, because any substitute facility must hold any required licensures or certifications, we may be limited in our ability to rely on a third party to perform interim design and manufacturing services or testing processes. We cannot provide any assurance that we would be able to find another semiconductor foundry that is capable or willing to design and produce wafers in compliance with applicable specifications, or that such a substitute foundry would be willing to produce wafers for us on commercially reasonable terms. A substitute foundry may not have rights to intellectual property of others that is necessary to design, manufacture, and test products for us, and we may not be permitted to extend our license rights to a substitute foundry. Any unexpected constraints on our foundries' ability to design, manufacture, or test products could result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future, all of which would materially adversely affect our business.
Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue, and we may face warranty, indemnity, and product liability claims arising from defective products.
Although our products are tested to meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components, or manufacturing errors or difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations. We typically provide a one-year warranty on the operability of the products we design and manufacture. Defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products.
If we do not achieve satisfactory yields or quality, our reputation and customer relationships could be harmed.
The fabrication of wafers is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our foundries could, from time to time, experience manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the use of defective or contaminated materials could result in lower than anticipated production yields or unacceptable performance of our wafers. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time-consuming and expensive to correct. We also may experience manufacturing problems in achieving acceptable yields as a result of, among other things, transferring production to other facilities, upgrading or expanding existing facilities, or changing our process technologies. Poor production or defects, integration issues, or other performance problems in our solutions could significantly harm our customer relationships and financial results and give rise to financial or other damages to our customers.
Our customers may cancel their orders, change production quantities, or delay production, and if we fail to forecast demand accurately, we may incur supply shortages or lose revenue.
We generally do not obtain firm long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, we often must build our products in advance of orders, relying on an imperfect demand forecast to optimize use of our manufacturing capacity.

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
The industry in which we operate is subject to rapid technological change, industry standards, and technological obsolescence. Our future success will depend on our ability to appropriately respond to changing technologies, including significant developments in wafer production and changes in function of products and quality on a timely and cost-effective basis. If we adopt products and technologies that are not attractive to customers, we may not be successful in capturing or retaining our share of the market. If we fail to adopt new or enhanced technologies or processes, we could experience product obsolescence, loss of competitiveness of our products, decreased revenue, and a loss of market share to competitors. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our and our customers’ adoption of such products or technologies may adversely affect our revenues, profitability, and business.
We have a finite amount of production capacity, and to the extent customer demand exceeds our capacity, we may lose customers and potential revenues.
In periods during which demand for our foundry services exceeds our capacity and manufacturing capabilities, we may be unable to fulfill customer demand, in whole or in part, in a timely manner or at all; assure production of customers’ next-generation products; or provide additional capacity through transfer of process technologies, or ensure successful implementation, which could result in the loss of one or more of our current or potential customers, which may adversely affect our revenues, profitability, and business.
We currently have limited or no redundancy in certain of our manufacturing tooling and infrastructure equipment, and we may lose revenue and be unable to maintain our customer relationships if we lose our production capacity.
If our foundries become incapable of manufacturing products for any reason, including as a result of manufacturing tooling or infrastructure equipment failure, we may be unable to meet production requirements, lose revenue, and not be able to maintain our relationships with our customers. Without full production capacity at our foundries, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at these facilities or develop one or more alternative manufacturing facilities. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

A significant portion of our sales comes from four customers, the loss of which would adversely affect our financial results.
Infineon accounted for 17% and 28% of our revenue for fiscal years ended December 31, 2023 and January 1, 2023, respectively. Three customers, other than Infineon, represented 24%, 15%, and 10% of our revenue for the fiscal year ended December 31, 2023. Two customers, other than Infineon, represented 20% and 11% of our revenue for the fiscal year ended January 1, 2023. If we were to lose any of these key customers or experience a significant decrease in volume or sales prices, our financial results would be adversely affected. We currently sell to a relatively small number of customers in total, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future. We cannot be certain that these customers will generate significant revenue for us in the future or if these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue. In addition, the loss or reduction in volume or sales price, whether due to their insolvency, or their unwillingness or inability to perform their obligations under their respective relationships with us, or if we are unable to renew or engage with them in commercially reasonable terms, or attract new customers to replace such lost business, may materially negatively impact our overall business. This is exacerbated by our current manufacturing constraints which limit our ability to sell to other customers. In addition, our business is affected by competition in the markets for the end products that our customers sell, and any decline in their business could harm our business and cause our revenue to decline.
We may not be able to successfully diversify our customer base and penetrate new markets, which would negatively impact our growth strategy.
Our growth strategy depends on our ability to diversify our customer base and penetrate new markets. Our ability to add new customers to our ATS and Wafer Services businesses is subject to various elements outside of our control, such as fluctuations in demand for discrete components in both commodity and differentiated categories. If we are unable to attract new customers, our customer revenue could remain highly concentrated. In addition, even if we add new customers, they may not require high levels of production, negatively impacting our growth strategy. Our growth strategy may also be adversely affected if we are unable to enter new markets, such as the rad-hard electronic markets. Because we face competition from companies with substantially greater production and marketing resources than we have, we may not be able to penetrate these new markets successfully.
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
We depend on successful parts and materials procurement for our foundries. Shortages and/or increases in the prices of these raw materials could interrupt our operations and result in a decline in revenues.
The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions and other unpredictable factors. In the event that these or other raw materials we acquire from third parties further increase in price, we will be required to further increase the prices we charge our customers, which could result in decreased sales, or we may not be permitted under our customer agreements to increase the cost to our customers, which could result in a loss or in decreased profits. Customers also may seek alternative sources of raw materials for comparable products. In the event we are unable to procure the necessary raw materials, we may not be able to operate our Minnesota and Florida facilities at capacity or at all. If either of these events occur, our business and operations may be materially impacted.

Our dependence on a limited number of third-party suppliers for key components and capital equipment used in our manufacturing process could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.
We manufacture our products using components and capital equipment procured from a limited number of third-party suppliers. In some instances, the capital equipment we use has been developed and made specifically for us or for a customer, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the designs or processes that our suppliers use to manufacture components and capital equipment are proprietary, we may be unable to obtain comparable components or capital equipment from alternative suppliers. The failure of a supplier to supply components or capital equipment in a timely manner, or to supply components or capital equipment that meets our quality, quantity, and cost requirements, could impair our ability to manufacture our products or decrease costs to our customers, particularly if we are unable to obtain substitute sources of these components or capital equipment on a timely basis or on terms acceptable to us.
The costs incurred by us to provide development services and manufacture our wafers may be higher than anticipated, which could hurt our ability to earn a profit.
We may incur substantial cost overruns in our ATS and Wafer Services businesses. In particular, pricing for Wafer Services is typically based on a fixed price per wafer which accounts for electrical yield and mechanical scrap, in addition to the associated manufacturing and overhead costs. If, despite our process controls currently in place, the wafer fabrication process shifts, it may cause electrical or performance yield loss. Wafer fabrication is also especially susceptible to interruptions caused by process tooling errors or facility support interruptions such as power loss, leading to the potential for scrap. In our ATS business, many customers contract with us on a consumption basis, but some contract with us on a firm fixed price basis where milestone attainment is required for payment. If the milestone scope is unexpectedly difficult, we may be required to continue expending effort and funds to achieve the milestone, which may delay revenue and increase costs. Unanticipated costs may force us to obtain additional capital or financing from other sources and would hinder our ability to earn a profit. If we incur cost overruns, there is no assurance that we could obtain the financing or capital to cover them.
A breach of our security systems or a cyberattack that disrupts our operations or results in the breach of confidential information about us, our technology, or our customers could harm our business and expose us to costly regulatory enforcement and other liability.
Our security systems are designed to maintain the physical security of our facilities and protect the confidential information and trade secrets of our customers, suppliers, and employees. The risk of a security breach or disruption, particularly through cyberattacks, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our accreditation as a Trusted Foundry by the DMEA, our rad-hard program with the DoD, and other USG and defense-related programs may make us a specific target for such attacks or industrial or nation-state espionage. A failure to comply with cybersecurity requirements imposed by those entities may result in fines or a disruption of our ability to acquire certain contracts. Criminal or other threat actors may seek to penetrate our network security and misappropriate or compromise our confidential information, systems or trade secrets, or that of our customers, create system disruptions, or cause shutdowns. If such an event were to be discovered or cause interruptions in our operations, it could result in a material reduction in the value of our trade secrets or disruption of our development and production programs, and our business operations, including, without limitation, the cancellation or delay of our sales of wafers. The costs to address the foregoing security problems and any security vulnerabilities identified before or after a cybersecurity incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers that may impede our sales or other critical functions. Breaches of our security measures and the unapproved dissemination of proprietary information, such as trade secrets, or sensitive or confidential data about us or our customers, could expose us, our customers, or other affected third parties to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for us, and damage our brand and reputation or otherwise harm our business. Our security program includes controls intended to mitigate risks to our systems, data, personnel, and facilities. The program includes logical and physical controls designed to protect the confidentiality, integrity, and availability of our resources. Performance of these controls is accomplished by both internal and trusted third parties. Possible security problems and security vulnerabilities of those third-party cybersecurity or other vendors may have similar effects on us. The potential consequences of a future material cybersecurity incident may include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to our systems or operations of our facilities, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, increased cybersecurity protection costs and unplanned remediation costs, which in turn could adversely affect our business strategy, results of operations and financial condition.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our results of operations.
The semiconductor industry is highly cyclical and is characterized by rapid technological change and price erosion, wide fluctuations in product supply and demand, evolving technical standards, and short product life-cycles for semiconductors and the end-user products in which they are used. In addition, changes in general economic conditions also can cause significant upturns and downturns in the semiconductor industry. During previous periods of downturns in the semiconductor industry, we have experienced diminished demand for end-user products and underutilization of manufacturing capacity, among other effects. We may experience renewed, and possibly more severe and prolonged, industry downturns in the future as a result of such cyclical changes. We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If an industry downturn or other unforeseen event causes revenue for a particular quarter to be lower than we initially expected, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results.
Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully, and we may lose or be unable to gain market share.
We compete with a large number of competitors in the semiconductor market, including Taiwan Semiconductor Manufacturing Company Limited, United Microelectronics Corporation, Vanguard International Semiconductor Corporation, Tower Semiconductor Ltd., X-FAB Silicon Foundries SE, ON Semiconductor Corporation, GlobalFoundries Inc., MIT Lincoln Labs, and Silex Microsystems. We expect to face increased competition in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical, and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion, and sales of their products than we can. Our business relies on sales of our products and our competitors with more diversified product offerings may be better positioned to withstand a decline in the demand for semiconductor products. Some of our competitors have longer term relationships with polysilicon providers which could result in them being able to obtain raw materials on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.
In addition, from time to time, governments may provide subsidies or make other investments that could further magnify the competitive advantages to our competitors with longer operating histories, greater name recognition, and access to larger customer bases. For example, as discussed above, in August 2022, the U.S. enacted the CHIPS and Science Act, which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. While we have submitted an application for CHIPS and Science Act funding for modernization and equipment upgrades to enhance production at our Minnesota fab, there is no guarantee that such application will be approved and we will receive any such CHIPS and Science Act funding. Regardless of whether our application is approved, many of our competitors will receive CHIPS and Science Act funding and benefit from the investments, which will help increase their production capacity, shorten their lead time, and gain market share. These competitive pressures could distort the market space in which we operate and materially and adversely affect our business, financial condition and results of operations.
Existing or future customers could eventually transition their business to a competitor with a higher production capacity or lower-cost means of production.
As a result of our smaller manufacturing footprint, we target opportunities that larger competitors are unable to fulfill efficiently. These contracts are typically lower volume but require higher levels of customization and engineering expertise. Rapid growth in demand for a customer’s products could outpace our capacity, causing that customer to supplement or fully transition production to a higher volume foundry. In addition, as a customer’s product matures, demand for customization and engineering expertise may decrease, causing downward pricing pressure or forcing the customer to seek lower-cost means of production than are economically feasible for us. Although we are seeking to increase our customer and production mixes, the loss of one or more significant customers as a result of any such customer developments could have a material adverse impact on our financial results. In addition, our ATS customers may choose to implement their wafer production with other foundry providers, which could limit our Wafer Services revenue growth.

We are party to public-private partnerships, and if we or our counterparties fail to meet the obligations of our agreements, or if we are not able to realize some or all of the anticipated benefits of such partnerships in the anticipated time frame or at all, our business, results of operations and financial condition may be materially and adversely affected.
In 2021, we expanded our operations with the addition of the Center for NeoVation, a 200 mm advanced packaging facility in Kissimmee, Florida. The facility is operated and maintained by SkyWater through a public-private partnership with Osceola County, Florida, which is developing a broader technology and STEM education infrastructure at the same campus where the Center for NeoVation is located. In addition, in July 2022, we announced our plans to build a production and research and development facility in West Lafayette, Indiana through a public-private partnership with the State of Indiana and Purdue University. If we or our counterparties fail to meet our obligations in connection with these public-private partnerships, or if we are not able to realize some or all of the anticipated benefits of such partnerships in the anticipated time frame or at all, our business, financial condition and results of operations may be materially and adversely affected. Failure to satisfy the obligations of the agreements’ terms, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the counterparties, including, for example, termination of such agreement and other related agreements and potential recoupment of a percentage of the grant funding and other benefits received, subject to the terms and conditions of the applicable agreements. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements, which could materially and adversely affect our business, results of operations and financial condition. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.
Planned efficiency and cost-savings initiatives could disrupt our operations or adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of such initiatives in the anticipated time frame or at all.
We are currently pursuing several efforts to improve profitability of our operations, including, but not limited to, efficiency improvements, cost reductions, supplier pricing negotiation, and workforce reorganizations. These efforts, if implemented successfully, are planned to have an impact on our short-term and long-term financial results. The implementation of these efficiency and cost-savings initiatives, including the impact of any workforce reductions, could impair our ability to invest in developing, marketing, and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to grow our business could be delayed or jeopardized through planned or inadvertent results of cost-savings initiatives.
If we are unable to attract, train, and retain highly qualified personnel, the quality of our services may decline, and we may not successfully execute our internal growth strategies.
Our success depends in large part upon our ability to continue to attract, train, motivate, and retain highly skilled and experienced employees, including technical personnel. Qualified technical employees periodically are in great demand and may be unavailable on the timing required to satisfy our customers’ requirements. Our business requires sufficient technical expertise and expansion of our business could require us to employ additional highly skilled technical personnel. We expect competition for such personnel to increase as the market for our products expands. We cannot guarantee that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. In addition, an important aspect of attracting and retaining qualified personnel is continuing to offer competitive wages, employee healthcare, retirement and other benefits. The expenses we record for our employee benefit plans depend on factors such as changes in market interest rates and healthcare cost inflation, and significant unfavorable changes in these factors could increase our expenses and funding requirements. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business. If the competition for personnel necessitates that we increase the wages and benefits paid to our current employees and to attract new employees, our operating expenses will increase, which would negatively impact our earnings.

We may face litigation in the future, including potential product liability claims.
As a manufacturer and seller of goods, we are exposed to the risk of litigation for a variety of reasons, including product liability lawsuits, employee lawsuits, commercial contract disputes, government enforcement actions, and other legal proceedings. Any future litigation in which we may become involved may have a material adverse effect on our financial condition, operating results, business performance, and business reputation. If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects, or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the wafer industry or related industries could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, both of which would harm our growth and financial performance.
We are exposed to various possible claims and hazards relating to our business, and our insurance may not fully protect us.
Although we maintain modest business disruption, theft, casualty, liability, and property insurance coverage, along with worker’s compensation and related insurance, we may incur uninsured liabilities and losses as a result of the conduct of our business. In particular, we may incur liability if one or more of our products is deemed to have caused a personal injury or if we experience damage to our facilities or disruptions in our business, whether or not such disruptions result from damage at our facilities. Should uninsured losses occur, they could have a material adverse effect on our operating results, financial condition, and business performance. Further, we cannot be sure that any such insurance will be sufficient to cover any actual losses or that such insurance will continue to be available to us on acceptable terms, or at all.
Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.
The U.S. government may signal support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements. We procure certain materials, tools, and maintenance parts which are essential in the manufacturing of our products directly or indirectly from outside of the United States. The imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of these essential materials, tools, and maintenance parts, which could hurt our competitive position and adversely impact our business, financial condition and results of operations in several ways. For example, the increase in costs and risk of supply chain interruption could drive some of our foreign customers to overseas foundries. In addition, availability concerns with respect to some of our essential materials, tools, and maintenance parts could also prompt a lengthy and expensive search for alternative sources which would necessitate requalification cycles and production delays.
We are exposed to risks associated with a potential financial crisis and weaker global economy.
The further tightening of monetary policy in the United States, prolonged turmoil in the financial markets, and a further weakened global economy, including a recession, may contribute to slowdowns in the semiconductor industry. The market for the installation of wafers depends largely on commercial, customer, and government capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to delay, cancel, or refrain from placing orders, which may reduce our sales. Difficulties in obtaining capital or further deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing. Further, these conditions and uncertainty about future economic conditions may make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations may be materially and adversely affected.
Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense, which could adversely affect our results of operations.
Sales of our products usually require lengthy sales cycles. Sales to our customers can be complex and require us to educate our clients about our technical capabilities and the use and benefits of our services. Customers typically undertake a significant evaluation and acceptance process, and their decisions frequently are influenced by budgetary constraints, technology evaluations, multiple approvals and unplanned administrative, processing, and other delays. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will generate long-term contracts. If we do not realize the sales we expect from potential clients, our revenue and results of operations could be adversely affected.

Certain of our purchase orders are cancellable until shortly before the start of production, and our lack of significant backlog makes it difficult for us to forecast our revenues and margins in future periods and may cause actual revenue and results to fall short of expectations.
Our purchase orders often are cancellable until shortly before the start of production, and we do not typically operate with any significant backlog, which makes it difficult for us to forecast our revenues in future periods. In addition, since our expense levels are based in part on our expectations of future revenues, we may be unable to adjust costs in a timely manner to compensate for revenue shortfalls caused by cancellations, rescheduling of orders, or lower actual orders than quantities forecasted. Rescheduling may relate to quantities or delivery dates, and sometimes relates to the specifications of the products we are shipping. Consequently, we cannot be certain that orders on backlog will be shipped when expected or at all. While customers will typically provide twelve-month rolling forecasts, we expect that, in the future, our revenues in any quarter will continue to be substantially dependent upon cancellable purchase orders received in the immediately preceding quarter or two. We cannot provide any assurance that any of our customers will continue to place orders with us in the future at the same levels as in prior periods. For these reasons, our backlog at any given date may not be a reliable indicator of our future revenues and, as a result, revenue and margin forecasts, targets and guidance that we provide from time to time may fall short of expectations.
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
Earthquakes, fires, power outages, floods, terrorist attacks, wars, public health issues, and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, results of operations or financial condition.
A significant natural disaster, such as an earthquake, a fire, a flood, a significant power outage (including as a result of climate change), or a widespread public health issue, could have a material adverse effect on our business, results of operations or financial condition. Although our foundry operation center is designed to be redundant and to offer seamless backup support in an emergency, we rely on two onsite data centers in addition to public cloud providers to sustain our operations. Losing any one of these three infrastructure sources could severely impact our operations. In addition, our ability to deliver our solutions as agreed with our customers depends on the ability of our supply chain, manufacturing vendors or logistics providers to deliver products or perform services we have procured from them. If any natural disaster impairs the ability of our vendors or service providers to support us on a timely basis, our ability to perform our customer engagements may suffer. Disruptions from a pandemic or public health issue could include, and have included, restrictions on the ability of our employees or the employees of our customers, vendors, or suppliers to travel, or closures of our facilities or the facilities of these third parties. Such restrictions or closures could affect our ability to sell our solutions, develop and maintain customer relationships, or render services, such as our consulting services, could adversely affect our ability to generate revenues or could lead to inadvertent breaches of contract by us or by our customers, vendors, or suppliers. Acts of terrorism, wars, or other geopolitical unrest also could cause disruptions in our business or the business of our supply chain, manufacturing vendors, or logistics providers. The adverse impacts of these risks may increase if the disaster recovery plans for us and our suppliers prove to be inadequate.

Our operating results may prove unpredictable, which could negatively affect our profit.
Our operating results fluctuate and may continue to fluctuate in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from sales; the level of commercial acceptance by clients of our products; fluctuations in the demand for our services; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; the timing and recognition of revenue and related expenses; adverse litigation judgments, settlements, or other litigation-related costs; our ability to increase sales to existing customers and to renew contracts with our customers; the ability of our customers to obtain funding to pay for our products and services; our ability to attract new customers; our ability to secure government incentives and grants, such as funding available to U.S. semiconductor manufacturers under the CHIPS and Science Act; changes in our pricing policies or those of our competitors; our ability to manage the impacts of inflationary pressures and interest rate fluctuations; our customers obtaining the technical knowledge and other resources to complete the design and development of their technologies; and changing general economic conditions. If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other matters, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We are required to disclose significant changes made in our internal control procedures on a quarterly basis.
As disclosed in this Annual Report on Form 10-K, we have a material weakness in the Control Activities component of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. This material weakness could result in a material misstatement of account balances or disclosures in the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Between fiscal years 2021 and 2023, with the oversight of the Audit Committee of the Board of Directors, the Company began implementing remediation plans to address the material weaknesses identified as of January 2, 2022 and January 1, 2023. As disclosed in this Annual Report on Form 10-K, as a result of implementation of this remediation plan, we remediated the Control Environment and Risk Assessment material weaknesses identified in prior fiscal years as of December 31, 2023.
Despite the progress discussed above, during fiscal years 2022 and 2023, our ability to remediate the previously identified material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, was slowed due to (a) the significant growth in our market offerings and business operations, which increased the volume and complexity of our transactions and necessitated the implementation of a significant number of new controls and enhancements to existing controls; (b) the onboarding of new accounting and finance personnel; and (c) the timing of when new controls were implemented or enhanced, which limited our time and ability to remediate any control deficiencies identified in the operation of those controls post-implementation.
Remediation of the material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of time. To remediate these material weaknesses, management plans to sustain the execution of the process-level and information technology controls implemented or enhanced in fiscal year 2023 throughout fiscal year 2024 and perform testing to validate the effectiveness of those controls. We will not be able to conclude whether the actions we are taking will remediate these material weaknesses until we have completed our remediation plans and perform testing to validate the effectiveness of these controls.
As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation actions described above. We will also continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. The material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, cannot be considered remediated until the controls we implemented in fiscal year 2023 have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or if we continue to have a material weakness and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures, our business may be harmed. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.
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

Failure to meet environmental, social, and governance (“ESG”) expectations or standards could adversely affect our business, results of operations, financial condition, and stock price.
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
Risks Relating to the Ability to Raise Financing and Our Indebtedness
We may need to raise additional capital or financing to continue to execute and expand our business.
We may need to raise additional capital to expand or if positive cash flow is not achieved and maintained. As of December 31, 2023, our available cash balance, not including cash held by a variable interest entity that we consolidate, was $18.4 million. We may be required to pursue sources of additional capital through various means, including joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, and debt or equity financings, including sales of our common stock under our at the market offering program. If we raise additional equity or securities convertible or exchangeable for our equity, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Newly-issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that could have additional dilutive effects. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, we may have to relinquish valuable rights to our technologies or other assets, or grant licenses on terms unfavorable to us. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses, and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which could adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings.
In addition, our ability to execute our operating strategy is dependent on our ability to maintain liquidity and access capital through our Loan and Security Agreement (the “Loan Agreement”), which provides for a revolving line of credit of up to $100 million with scheduled maturity date of December 28, 2025, and other sources of financing. Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory, and equipment, subject to various conditions, limits and any availability block as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. Our current business plans indicate that we may require additional liquidity to continue our operations and maintain compliance with financial covenants for the next twelve months from the date of the issuance of the consolidated financial statements contained in this Annual Report on Form 10-K. We have identified specific actions we could take to reduce operating costs to improve cash flow, which include a reduction in spending and a delayed increase in certain personnel, and may require us to decrease our level of investment in new products and technologies, or discontinue further expansion of our business. Additionally, we could raise additional capital through our at the market offering program and seek additional equity or debt financing, however we cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we can provide no assurance that we will be successful with such actions or that such actions will not materially and adversely impact our business, results of operations or financial condition. If we are not successful with such actions, our liquidity, business, results of operations and financial condition could be materially and adversely impacted. We have also obtained a support letter from Oxbow Industries, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due. Pursuant to the support letter, such funding would be in the form of a loan or equity investment. However, if such funding is required and Oxbow Industries does not provide additional funding to us, our liquidity, business, results of operations and financial condition could be materially and adversely impacted. The support letter expires March 18, 2026.

We believe our expected results of operations, cash and cash equivalents on hand, available borrowings from our Loan Agreement, potential cost reduction measures, and the support letter from Oxbow Industries, as needed, will provide sufficient liquidity to fund our operations for the next twelve months from the date of issuance of the consolidated financial statements in this Annual Report on Form 10-K; however, we may need to seek additional financing and cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly, which could materially and adversely impact our business, results of operations and financial condition.
Our indebtedness could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of indebtedness and may need to incur additional debt to support our growth. As of December 31, 2023, our indebtedness totaled $68.2 million, consisting of $21.8 million under our Loan Agreement currently with an interest rate of 10.6%, subject to adjustment in accordance with the terms of the Loan Agreement, $3.8 million of tool financing advance payments, $6.8 million of tool financing, and a $35.8 million financing from the sale of the land and building representing our corporate headquarters in Minnesota (the “Financing”). Recent significant increases in interest rates have increased our borrowing costs and continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness, refinancing our outstanding indebtedness, and increase the cost of any new indebtedness.
Under the terms of the Financing, we entered into an agreement to lease the land and building for our corporate headquarters from Oxbow Realty Partners, LLC (“Oxbow Realty”), an affiliate of our principal stockholder, for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting additional rent, including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease.
Our substantial amount of debt could have important consequences, and could:
•require us to dedicate a substantial portion of our cash and cash equivalents to make interest, rent, and principal payments, reducing the availability of our cash and cash equivalents and cash flow from operations to fund future capital expenditures, working capital, execution of our strategy and other general corporate requirements;
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
The closures in early-2023 of Silicon Valley Bank, Signature Bank, and Silvergate Capital Corporation, as well as acquisitions of Credit Suisse and First Republic Bank at regulators’ behest, have created bank-specific and broader financial institution liquidity risks and concerns. While we did not have deposits at any of these institutions, uncertainty remains over potential impacts of such bank closures and acquisitions on the financial markets and broader global economy, and our business, our customers and suppliers, and/or our industry as a whole may be adversely impacted in ways that we cannot predict at this time.

If other banks and financial institutions enter receivership or become insolvent in the future, our ability to access our existing cash and cash equivalents may be threatened. In addition, if our customers, suppliers, or other parties with whom we conduct business are unable to access funds, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Moreover, continued volatility and disruptions in the capital and credit markets could affect our ability to obtain future financing on a timely basis, on commercially reasonable terms or at all. Any of these factors could adversely affect our business, financial condition and results of operations.
Risks Relating to Government Regulation
We are a party to several significant USG contracts, which are subject to unique risks.
The funding of USG programs is subject to annual U.S. congressional appropriations. Many of the USG programs in which we or our customers participate may extend for several years. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. In addition, the USG may modify, curtail, or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination. The termination of funding for a USG program, or any modification or curtailment of one of our major USG programs or contracts, would result in a loss of anticipated future revenue attributable to that program, which could have an adverse effect on our operations, financial condition, or demand for our products and services.
Our government contracts are primarily fixed-price contracts where we bear a significant portion of the risk of cost overruns. These types of government contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including prices and availability of experienced labor, equipment, and materials as well as productivity, performance, and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract specifications, or if circumstances change due to, among other reasons, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials, or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within a specified time frame or cost estimate could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.
Our government contract activities are subject to audits by USG agencies, including agency Inspectors General. If any audit, inquiry, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, fines, and suspension or debarment from doing business with the USG. In addition, we rely on certain third-party business strategy consultants to assist us in procuring new opportunities to compete for and receive USG contracts. If these contractors were to engage in any improper or illegal activities, our USG contracts could be terminated and we could be prohibited from obtaining government contract in the future, regardless of whether we had involvement or knowledge of any such activities. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be false. We have not been audited in the past by the USG but expect that we may be audited in the future.
We are sometimes subject to potential USG review of our business and security practices due to our participation in government contracts. Any such inquiry or investigation could potentially result in a material adverse effect on our results of operations and financial condition. Our USG business also is subject to specific procurement regulations and other requirements. These requirements, although customary in USG contracts, increase our performance and compliance costs. For example, we are required to comply with the DMEA Trust Accreditation process, the U.S. International Traffic in Arms Regulations (“ITAR”), the U.S. Export Administration Regulations (“EAR”), as well as labor requirements, pricing justifications, cybersecurity requirements, and other federal contractor requirements imposed by the Federal Acquisition Regulation (“FAR”), and the Defense FAR Supplement. In addition, we are subject to certain registration requirements, including registration with the Directorate of Defense Trade Controls and consortium registration or membership requirements. These compliance costs might further increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from USG contracting or subcontracting for a period of time and could have a material adverse effect on our reputation and ability to secure future USG contracts.
Some of our subsidiaries hold USG-issued facility security clearances and certain of our employees have qualified for and hold USG-issued personnel security clearances necessary to qualify for and ultimately perform certain USG contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If these employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. The USG could also “invalidate” our facility security clearances for several reasons including unmitigated foreign ownership, control or influence, mishandling of classified materials, or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required personnel security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements as well as result in the termination of any existing contracts requiring such security clearances.

Changes to DoD business practices could have a material effect on the DoD’s procurement process and adversely impact our current programs and potential new awards.
The defense industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from an increased focus by the DoD on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of available defense funds to key areas for future defense spending. The DoD continues to adjust its procurement practices, requirements criteria, and source selection methodology in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. We expect the DoD’s focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the DoD’s initiatives and the reduced level of spending by the DoD. Depending on how these initiatives are implemented, they could have an impact on our current programs, as well as new business opportunities with the DoD.
Our international sales and domestic operations are subject to applicable laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect its operations.
Due to our international sales and domestic operations, we must comply with all applicable international trade, customs, export controls, and economic sanctions laws and regulations of the United States and other countries. Conducting our operations subjects us to risks that include:
•the burdens of complying with a wide variety of U.S. and international laws, regulations, and legal standards, including local data privacy laws, local consumer protection laws that could regulate permitted pricing and promotion practices, and restrictions on the use, import or export of certain technologies;
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
•compliance with U.S. laws that apply to our operations, including the Foreign Corrupt Practices Act, the Trading with the Enemy Act, and regulations of the Office of Foreign Assets Control;
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
•global disruptions in custom spending patterns or our ability to provide service to our customers as a result of any widespread public health issues including a pandemic; and
•political, social, and economic instability, terrorist attacks, wars, and security concerns in general.
The occurrence of any of these risks could negatively affect our international business and, consequently, our overall business, results of operations and financial condition.
Failure to comply with the broad range of laws, regulations, and standards in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs, and liabilities.
In addition to the laws relating to trade, export controls, and foreign corrupt practices discussed above, our products, manufacturing facilities, and business operations are subject to numerous federal, state, and local statutory and regulatory requirements that impose on us increasingly complex, stringent, and costly monitoring and compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling, and other requirements regarding (among other things) product efficiency and performance, material makeup, air quality and emissions, and wastewater discharges; the use, handling, and disposal of hazardous or toxic materials and substances, including per- and polyfluoroalkyl substances (commonly known as PFAS or “forever chemicals”) and other substances of concern; remediation of environmental contamination; and working conditions for and compensation of our employees. We may also be affected by future standards, laws, or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, corporate social responsibility, or similar concerns. These standards, laws, or regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares.

Risks Relating to Intellectual Property
We depend on intellectual property to succeed in our business, and any failure or inability to obtain, preserve, enforce, defend, and protect our technologies or intellectual property rights could harm our business and financial condition.
Our business relies in part on trade secrets and other non-patent intellectual property rights, all of which offer only limited protection to our products and services (including technologies and processes used in our business). Although we regularly enter into non-disclosure and confidentiality agreements with employees, vendors, customers, and other third parties, these agreements may be breached or otherwise fail to prevent disclosure or use of trade secrets, know-how, and other proprietary or confidential information effectively or fail to provide an adequate remedy in the event of such unauthorized disclosure or use. Our ability to police misappropriation or infringement of our trade secrets and other non-patent intellectual property rights is uncertain, particularly in other countries. In addition, the existence of our own proprietary and confidential information, including trade secrets and know-how, does not protect against independent discovery or development of such intellectual property by other persons. If our proprietary or confidential information is misappropriated, is no longer confidential, or is not protectable as a trade secret, we may no longer be able to protect that information from further disclosure or use by others.
We currently do not own any patents. Patents can provide a competitive advantage to the patent holder because they may give the patent holder the ability to prevent competitors or other parties from practicing the inventions covered by the patents during the patent term, or they may give the patent holder the right to collect royalties from those parties, even if those parties arrived at the covered inventions independently of the patent holder. Without patent protection on our products and services, we will not have this competitive advantage. In addition, if we do not obtain patent protection for our products and services, we would not have patents to assert in response against a competitor or other party that asserts its patents against us or our customers, and we may be at a disadvantage in any patent dispute with such a party. We may in the future seek to obtain patent protection for some of our products and services, but we may not be successful. The process of applying for patents to obtain patent protection may take a long time and can be expensive. We cannot provide any assurance that patents will be issued from applications we may submit or that, if patents are issued, they will not be challenged, invalidated, or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage.
We have sought, and may in the future seek, trademark registrations for certain trademarks used in our business, but we may not be successful. Registered trademarks can provide advantages to the trademark owner in the jurisdictions covered by the registrations. The process of applying for trademark registrations may take a long time and can be expensive. We cannot provide any assurance that trademark registrations will be granted from applications we have submitted or may submit or that, if trademark registrations are granted, they will not be challenged, invalidated, or circumvented, or that the rights granted under the trademark registrations will provide us with meaningful protection or any commercial advantage.
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
If third-party licenses terminate or are not renewed, or if third-party technologies or intellectual property rights are no longer available to us, our business and financial condition could be harmed.

Our collaboration with others regarding the development of technologies and intellectual property may require that we restrict use of certain technologies and intellectual property and may result in disputes regarding ownership of or rights to use or enforce intellectual property rights, which could harm our business and financial condition.
Our business involves collaboration, including customization and other development of technologies and intellectual property, with and for our customers, vendors, and other third parties. We frequently enter into agreements with customers, vendors, and others that involve customization and other development of technologies and intellectual property. Some of these agreements contain terms that allocate ownership of, and rights to use and enforce, technologies and intellectual property rights. As a result of these agreements, we may be required to limit use of, or refrain from using, certain technologies and intellectual property rights in parts of our business. Determining inventorship and ownership of technologies and intellectual property rights resulting from development activities can be difficult and uncertain. Disputes may arise with customers, vendors, and other third parties regarding ownership of and rights to use and enforce these technologies and intellectual property rights or regarding interpretation of our agreements with these third parties, and these disputes may result in claims against us or claims that intellectual property rights are not owned by us, are not enforceable, or are invalid. The cost and effort to resolve these types of disputes, or the loss of rights in technologies in intellectual property rights if we lose these types of disputes, could harm our business and financial condition.
Claims by others that we infringe their proprietary rights could harm our business and financial condition.
Third parties could claim that we, or our products or services (including technologies and processes used in our business) infringe, misappropriate, or otherwise violate their intellectual property rights. The communications, technology, and other industries in which we operate are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation, including by non-practicing entities, based on allegations of infringement, misappropriation, or other violations of intellectual property rights, and we expect that such claims may increase as competition in the markets we serve continues to intensify, as we introduce new products and services (including in geographic areas where we currently do not operate) and as business-model or product or service overlaps between our competitors and us occur.
To the extent that we have greater prominence and market exposure as a public company, we may face a higher risk of being the target of intellectual property claims (including infringement claims).
From time to time, we may receive notices alleging that we have infringed, misappropriated, or otherwise violated other parties’ intellectual property rights. There may be third-party intellectual property rights, including patents and pending patent applications, that cover significant aspects of our products and services.
If our employees, consultants, or contractors use technology or know-how, including proprietary or confidential information, such as trade secrets, owned by third parties in their work for us, disputes may arise between us and those third parties.
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
The trading price of shares of our common stock has been, and is likely to continue to be, volatile. The stock market in general, and the market for smaller technology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since shares of our common stock were sold in our IPO in April 2021 at a price of $14.00 per share, the closing price of our common stock has ranged from $4.43 to $36.80 through December 31, 2023. The price of our common stock could be subject to wide fluctuations in response to the following factors, among others:
•announcements of new products, services or technologies, commercial relationships, or other events by us or our competitors;
•regulatory or legal developments in the United States and other countries in which we operate;
•developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our wafers or development programs;
•actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•operating results that fail to meet expectations of securities analysts that cover our company;
•variations in our financial results or those of companies that are perceived to be similar to us;
•general economic and political factors, including market conditions in our industry or the industries of our customers, inflationary pressures, and interest rate fluctuations;
•major catastrophic events; including those resulting natural disasters, incidents of terrorism, wars or responses to these events;
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of smaller technology companies in general and of companies in the semiconductor, microelectronics, and quantum computing industries in particular;
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Litigation of this nature, if instituted against us, could cause us to incur substantial costs and divert our management’s attention and resources from our business. Fluctuations in our operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, our revenue, gross and operating margin, net loss, key operating metrics, cash flows, and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.
We do not intend to pay dividends in the future and any return on investment may be limited to the value of our common stock.
We do not anticipate paying cash dividends in the foreseeable future. Any future payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. Our current intention is to apply net earnings, if any, to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of our Loan Agreement prohibit us from paying dividends and any future debt agreements we may enter into may preclude us from paying dividends. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

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
As of December 31, 2023, an affiliate of Oxbow Industries and our directors and executive officers beneficially owned approximately 45% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay, or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
We are an “emerging growth company” and a “smaller reporting company” and our election to comply with the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
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
We may take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (3) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.
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
We are also a “smaller reporting company,” as defined in the Exchange Act. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” and would be able to continue to take advantage of certain of the scaled disclosures available to “smaller reporting companies.”
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
Provisions in our certificate of incorporation and bylaws and in Delaware law may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that stockholders may favor, including transactions in which stockholders might receive a premium for their shares of common stock. These provisions also could make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions our stockholders support, including removing or replacing our current management. The certificate of incorporation and bylaw provisions:
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
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or with our directors, our officers, or our other employees.
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
•any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or the bylaws (including any right, obligation, or remedy thereunder); and
•any action asserting a claim governed by the internal affairs doctrine or any other “internal corporate claim” as such term is defined in Section 115 of the Delaware General Corporation Law, in each case subject to such court’s having personal jurisdiction over the indispensable parties named as defendants.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management. In general, the Company seeks to address cybersecurity risks through a comprehensive and cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our enterprise security program has been developed based on industry standards, including those published by the International Organization for Standardization (ISO) and the National Institute of Standards and Technology (“NIST”).
Governance - The Board has designated that the Audit Committee is responsible for overseeing cybersecurity risks, and our Senior Vice President of Information Technology and Supply Chain Management (“SVP of IT & SCM”) reports to the Audit Committee on cybersecurity matters. The SVP of IT & SCM has over 20 years of experience in IT systems, IT infrastructure, fab and manufacturing environments, and site disaster recovery and compliance. Our IT administration team supports the SVP of IT & SCM and has deep working knowledge of the NIST cybersecurity framework, the Cybersecurity Maturity Model Certification (CMMC) program, ISO 27001, and extensive experience in systems and technology infrastructure management. In addition, our Director of Corporate Security reports to our Chief Legal Officer and is involved in the ongoing compliance with relevant cybersecurity regulations, including with regard to cybersecurity monitoring and incident response (as noted below). The Director of Corporate Security has over 20 years of experience in quality systems, semiconductor manufacturing, and industrial security.
Risk Assessment - Our enterprise risk assessment is performed by executives, management, and functional and department-level subject matter experts. This group engages in the ongoing monitoring of identified risks to the Company and risk mitigation efforts. Our enterprise risk management process captures the potential impact and likelihood of cybersecurity risk events by evaluating our current cybersecurity risk environment and our existing cybersecurity controls. Risks identified by our cybersecurity program are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed. The SVP of IT & SCM, senior leadership, and our internal audit function provide both the full Board and the Audit Committee with periodic updates on the performance of our cybersecurity program.
Monitoring and Incident Response - The Company’s cybersecurity program protects against threats through use of the following measures: identifying critical assets and high-risk threats; implementing cybersecurity detection, controls and remediation practices; implementing a third-party risk management program to evaluate our critical partners’ cyber posture; and evaluating our program effectiveness by performing internal and external assessments. The Company engages a third-party service provider to perform annual internal and external penetration testing under NIST special paper (SP) 800-171 requirements to identify potential gaps that require remediation. In addition, the Company utilizes several industry-standard software applications to monitor for cybersecurity threats and alert our Director of Corporate Security and IT administration of any incidents that require escalation to the SVP of IT & SCM and the Audit Committee. Threats and incidents identified are immediately investigated by the IT administration team and appropriate action is taken to mitigate the impact to the Company.
Education and Awareness - We conduct regular workforce training to instruct employees to identify cybersecurity concerns and take the appropriate action. We install and regularly update antivirus software on all company managed systems and workstations to detect and prevent malicious code from impacting our systems. In addition, we have a product security team focused on integrating risk and security best practices into our product development life cycle. Periodically, we are audited by an independent information systems expert to determine both the adequacy of, and compliance with, controls and standards.
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that we will not be materially affected in the future by cybersecurity risks, threats or incidents. The potential consequences of a future material cybersecurity incident may include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to our systems or operations of our facilities, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, increased cybersecurity protection costs and unplanned remediation costs, which in turn could adversely affect our business strategy, results of operations and financial condition. See Item 1A under the caption “A breach of our security systems or a cyberattack that disrupts our operations or results in the breach of confidential information about us, our technology, or our customers could harm our business and expose us to costly regulatory enforcement and other liability.” for additional information on cybersecurity risks applicable to the Company.

ITEM 2.    PROPERTIES
We believe that our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available in the future. We intend to develop or procure additional space in the future as we continue to add employees or customers and expand geographically.
SkyWater Minnesota
Our corporate headquarters and a fabrication facility are located in Bloomington, Minnesota, where we occupy facilities of approximately 356,000 square feet. In 2020, SkyWater Technology Foundry entered into a sale leaseback transaction with Oxbow Realty, an affiliate of our principal stockholder, and we now lease the property from Oxbow Realty for 20 years.
SkyWater Florida
In 2021, we expanded our operations with the addition of the Center for NeoVation, a 200 mm advanced packaging facility in Kissimmee, Florida. The facility is operated and maintained by SkyWater through a public-private partnership with Osceola County, Florida which is developing a broader technology and STEM education infrastructure at the same campus where the Center for NeoVation is located. We utilize the 109,000 square foot facility, with approximately 36,000 square feet of cleanroom space, to address emerging commercial and government agency needs for U.S.-sourced electronics. See Note 2 – Basis of Presentation and Principles of Consolidation in the notes to our consolidated financial statements for additional information. We also lease office space adjacent to the Center for NeoVation in Kissimmee, Florida, which consists of approximately 6,000 square feet and our agreement for such space expires in January 2039.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the resolution of these ordinary-course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Even if any particular litigation is not resolved in a manner that is adverse to our interests, such litigation could have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers, together with their ages as of March 1, 2024, positions, and business experience are described below.

NAME	AGE	POSITION(S)

Thomas Sonderman	60	Chief Executive Officer and Director
John Sakamoto	55	President and Chief Operating Officer
Steve Manko	43	Chief Financial Officer
Christopher Hilberg	49	Chief Legal Officer, General Counsel and Secretary
Thomas Sonderman, Chief Executive Officer and Director
Mr. Sonderman has served as our Chief Executive Officer since December 2020 and as a member of our board since October 2020. Previously, he served as our President from December 2020 to September 2023, in addition to his role as Chief Executive Officer. He has served as the President of SkyWater Technology Foundry since October 2017. From January 2014 until October 2017, Mr. Sonderman served as the Vice President and General Manager of the Integrated Solutions Group at Rudolph Technologies, Inc., or Rudolph Technologies, a semiconductor company that merged with Nanometrics Incorporated to form Onto Innovation Inc. At Rudolph Technologies, Mr. Sonderman was responsible for delivering predictable profitability for the company’s integrated hardware/software business unit. From February 2009 until he joined Rudolph Technologies, Mr. Sonderman served as Vice President of Manufacturing for GlobalFoundries, a semiconductor foundry, where he oversaw the spinout of GlobalFoundries from Advanced Micro Devices, Inc. Mr. Sonderman is an active member of the SEMI Fab Owners Association and the Global Semiconductor Alliance. Mr. Sonderman received a Bachelor of Science in Chemical Engineering from the Missouri University of Science Technology and a Master of Science in Electrical Engineering from National Technological University.
John Sakamoto, President and Chief Operating Officer
Mr. Sakamoto has served as our President and Chief Operating Officer since September 2023. Prior to joining the Company, Mr. Sakamoto served as Vice President, Processing Business Unit at Marvell Technology Group, an infrastructure semiconductor solutions company, from November 2019 to September 2023, where he was responsible for data processing units, processor, and customer silicon business development, product planning, and solution development for Datacenter, 5G/wireless, networking, edge, and automotive segments. From January 2017 to October 2019, he served as the Vice President and General Manager, Data Center and Communication Division, Programmable Solutions Group, and from December 2015 to December 2016, he served as Vice President, Operations and Engineering, Programmable Solutions Group, at Intel Corporation, a multi-national technology organization. Prior to his employment at Intel Corporation, Mr. Sakamoto held numerous leadership positions of increasing responsibility at Altera Corporation, a manufacturer of programmable logic devices, which was acquired by Intel Corporation in 2015. Mr. Sakamoto has a Bachelor of Science in Electrical Engineering from California Polytechnic State University.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the Nasdaq Stock Market under the symbol “SKYT” on April 21, 2021. Prior to that date, no public market for our common stock existed.
Number of Common Stock Holders
As of March 13, 2024, there was one holder of record of our common stock. The actual number of holders of common stock is greater than this number of holders of record and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the operation and expansion of our business. We do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness, and plans for expansion and restrictions imposed by lenders, if any.
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
12/31/23
SkyWater Technology, Inc.
NASDAQ Composite Index
PHLX Semiconductor index

Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Issuer Purchases of Equity Securities
None.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited annual consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K. Item 7 in this Form 10-K discusses the Company's fiscal year 2023 and fiscal year 2022 results and the year-over-year comparisons between fiscal year 2023 and fiscal year 2022. Discussion of the fiscal year 2022 results and the year-over-year comparisons between fiscal year 2022 and fiscal year 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended January 1, 2023, filed with the SEC on March 15, 2023, and incorporated by reference in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect the Company’s current expectations, estimates, and assumptions concerning events and financial trends that may affect future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in the Company’s forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and elsewhere herein.
SkyWater's fiscal year ends on the Sunday closest to the end of the twelfth calendar month. We refer to the fiscal years ended December 31, 2023 and January 1, 2023 as fiscal year 2023 and fiscal year 2022, respectively. Fiscal years 2023 and 2022 each include 52 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
For purposes of this section, the terms “we,” “us,” “our,” and “SkyWater” refer to SkyWater Technology, Inc. and its subsidiaries collectively.
Overview
We are a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. Our TaaS model leverages a strong foundation of proprietary technology to co-develop process technology IP with our customers that enables disruptive concepts through our ATC for diverse microelectronics (“ICs”) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, we believe our status as a publicly-traded, U.S.-based pure-play technology foundry with DMEA Category 1A Trusted Accreditation from the DoD positions us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and secure access to a U.S. domestic supply chain.
We primarily focus on serving diversified, high-growth end users in numerous vertical markets, including (1) advanced compute, (2) A&D, (3) automotive, (4) bio-health, and (5) industrial. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our ATS model, we specialize in co-creating with our customers advanced solutions that directly serve our end markets, such as infrared imaging, superconducting ICs for quantum computing, CMOS, integrated photonics, MEMS, technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our focus on the differentiated analog and CMOS markets supports long product life-cycles and requirements that value performance over cost-efficiencies, and leverages our portfolio IP.

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance in fiscal year 2023 and fiscal year 2022, or are reasonably likely to impact our results in the future.
•Macroeconomic and competitive conditions, including cyclicality and consolidation, as well as government funding in semiconductor technology and manufacturing, create unique challenges and opportunities for the semiconductor industry and SkyWater.
•In August 2022, the U.S. enacted the CHIPS and Science Act pursuant to which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The CHIPS Act authorizes the U.S. Department of Commerce to enable execution of awards under the CHIPS Act and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development. In December 2023, we submitted an application to the CHIPS Program Office of the U.S. Department of Commerce for funding through the CHIPS and Science Act for modernization and equipment upgrades to enhance production at our Minnesota facility.
•Our overall level of indebtedness from our revolving credit agreement, which we refer to as the Revolver (as defined in Note 6 – Debt to the consolidated financial statements), financing arising from the sale and leaseback of the land and building of our Minnesota facility, which we refer to as the VIE Financing, financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment, which we refer to as the Tool Financing Loans, and the corresponding interest rates charged to us by our lenders, are key components of maintaining capital funding that allow us to continue to grow our business.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
•Revenue and gross profit; and
•Earnings before interest, taxes, depreciation and amortization, as adjusted (“adjusted EBITDA”), which is a financial measure not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), that excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. For information regarding our non-GAAP financial measure, see the section entitled “—Non-GAAP Financial Measure” below.

Results of Operations
This section contains an analysis of our results of operations presented in the accompanying consolidated statement of operations.
Fiscal Year 2023 Compared to Fiscal Year 2022
The following table summarizes certain financial information relating to our operating results for the fiscal years ended December 31, 2023 and January 1, 2023.

	Fiscal Year Ended		Percentage Change
	December 31, 2023	January 1, 2023

	(in thousands)
Consolidated statements of operations data:
Revenue	$286,682	$212,941	35%
Cost of revenue	227,390	186,974	22%
Gross profit	59,292	25,967	128%
Research and development expense	10,169	9,431	8%
Selling, general, and administrative expense	63,911	46,303	38%
Operating loss	(14,788)	(29,767)	(50)%
Other expense:
Loss on debt extinguishment	—	(1,101)	(100)%
Interest expense	(10,826)	(5,194)	108%
Total other expense	(10,826)	(6,295)	72%
Loss before income taxes	(25,614)	(36,062)	(29)%
Income tax (benefit) expense	(521)	809	(164)%
Net loss	(25,093)	(36,871)	(32)%
Less: net income attributable to noncontrolling interests	5,663	2,722	108%
Net loss attributable to SkyWater Technology, Inc.	$(30,756)	$(39,593)	(22)%
Revenue
Revenue increased $73.7 million, or 35%, to $286.7 million for fiscal year 2023, from $212.9 million for fiscal year 2022. The increase for fiscal year 2023 was primarily driven by an increase in ATS development revenue.
The following table shows revenue by service type for fiscal year 2023 and fiscal year 2022:

	Fiscal Year Ended		Percentage Change
	December 31, 2023	January 1, 2023

	(in thousands)
ATS development	$210,904	$137,900	53%
Tools	14,651	1,546	848%
Wafer Services	61,127	73,495	(17)%
Total	$286,682	$212,941	35%

ATS development revenue increased $73.0 million, or 53%, from $137.9 million for fiscal year 2022 to $210.9 million for fiscal year 2023. Of this increase, $64.6 million was primarily driven by continued momentum in U.S. government programs to bolster the domestic semiconductor supply chain and strengthen the defense industrial base and $8.4 million was due to increased activity in the cloud and computing end markets.
Tools revenue increased $13.1 million, or 848%, from $1.5 million for fiscal year 2022 to $14.7 million for fiscal year 2023 driven by increased investment by our customers to acquire tools that advance our capabilities of their ATS development programs.
Wafer Services revenue decreased $12.4 million, or 17%, from $73.5 million for fiscal year 2022 to $61.1 million for fiscal year 2023. The decrease was primarily driven by $8.3 million of incremental one-time revenue related to a new contract signed with a customer in the first quarter of fiscal year 2022. In addition, $3.7 million of the decrease was attributable to lower demand and volume in the automotive and consumer industry end-markets.
Cost of revenue
Cost of revenue increased $40.4 million, or 22%, from $187.0 million for fiscal year 2022 to $227.4 million for fiscal year 2023. The increase was primarily attributable to increases in labor costs of $17.0 million, including $0.7 million of restructuring costs related to the reorganization of our resources, outside services costs of $3.1 million, warranty maintenance of $3.0 million, raw material costs of $2.7 million, and asset write-offs of $1.1 million. Cost of revenue related to the cost of services to qualify customer funded tool technologies increased $11.4 million year-over-year as customers invest in our capabilities to expand our technology platforms. Additionally, in the first quarter of fiscal year 2022, a change in contract terms with a significant Wafer Services customer resulted in an additional $10.9 million in cost of revenue recognized during fiscal year 2022, partially offset by a $4.1 million adjustment to the net realizable value of wafer inventory, which lowered cost of revenue in fiscal year 2022 relative to fiscal year 2023. The remaining $8.9 million increase was related to costs incurred due to increased demand from our U.S. governmental programs.
Research and development expense
Research and development expense increased $0.7 million, or 8%, from $9.4 million for fiscal year 2022 to $10.2 million for fiscal year 2023. The increase was primarily attributable to $0.7 million of restructuring costs related to the reorganization of our resources.
Selling, general and administrative expense
Selling, general and administrative expense increased $17.6 million, or 38%, from $46.3 million for fiscal year 2022 to $63.9 million for fiscal year 2023. The increase was primarily attributable to $11.4 million in project-based management consulting services related to long-term transformation activities focused on improvement in automation and operational efficiency, $1.3 million in project-based specialist fees related to submission of our CHIPS Act application, and an increase of $5.5 million in labor costs, including $0.6 million of restructuring costs related to the reorganization of our resources as we continued our long-term transformation activities focused on improvement in automation and operational efficiency.
Loss on debt extinguishment
In fiscal year 2022, we expensed $1.1 million of unamortized debt issuance costs and fees in connection with the extinguishment of debt in December 2022. There was no loss on debt extinguishment in fiscal year 2023.
Interest expense
Interest expense increased $5.6 million, or 108%, from $5.2 million for fiscal year 2022 to $10.8 million for fiscal year 2023. The increase was primarily the result of increased amounts outstanding under the Revolver and tool financing loans and a higher average interest rate on the Revolver in fiscal year 2023 as compared to fiscal year 2022.
Income tax (benefit) expense
Income tax benefit was $0.5 million for fiscal year 2023 compared to income tax expense of $0.8 million for fiscal year 2022. The effective income tax rate was 2.0% for fiscal year 2023 compared to (2.2)% for fiscal year 2022. The effective income tax rates for fiscal years 2023 and 2022 differ from the U.S. statutory tax rate of 21% primarily due to application of a valuation allowance against our net deferred tax assets resulting from our assessment of our ability to utilize those deferred tax assets in future periods.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased to $5.7 million for fiscal year 2023 from $2.7 million for fiscal year 2022. Net income attributable to noncontrolling interests reflects the net income of Oxbow Realty, the variable interest entity (“VIE”) that we consolidate and represents the economic interest in the profits and losses of the VIE that the owners of our shareholders’ equity do not legally have rights or obligations to. The increase in the net income attributable to noncontrolling interests primarily relates to increased interest income from the failed sale leaseback transaction with SkyWater.

Adjusted EBITDA
Adjusted EBITDA increased $29.5 million, or 383%, to $37.2 million for fiscal year 2023 from $7.7 million for fiscal year 2022. The increase in adjusted EBITDA primarily reflects increased revenues at higher margins as a result of the overall growth in our ATS development revenue, partially offset by increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers. For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”
Fiscal Year 2022 Compared to Fiscal Year 2021
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed with the SEC on March 15, 2023, for a discussion of the Company’s results of operations during the fiscal year 2022 compared to fiscal year 2021.
Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt to the consolidated financial statements) and other sources of financing. Our current business plans indicate that we may require additional liquidity to continue our operations and maintain compliance with financial covenants for the next twelve months from the date the consolidated financial statements are issued. We have identified specific actions that we could take to reduce operating costs and improve cash flows, including reductions in spending and delays in hiring personnel. If such actions are taken, it may require us to decrease our level of planned investment in new products and technologies, or discontinue further expansion of our business. We have also obtained a support letter from Oxbow Industries, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due. The support letter expires March 18, 2026. Based upon our operational forecasts, our cash and cash equivalents on hand, our available borrowings on the Revolver, potential cost reduction measures we could take, and the support letter from Oxbow Industries, as needed, we believe we will have sufficient liquidity to fund our operations for the next twelve months from the date of issuance of the consolidated financial statements in this Annual Report on Form 10-K.
Additionally, we could seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver. However we cannot provide any assurance that additional funds will be available when needed or, if available, will be available on terms that are acceptable to us. Our ability to access additional funds depends on prevailing economic conditions and other factors, many of which are beyond our control.
We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.
We had $18.4 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $78.2 million at December 31, 2023. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “—Indebtedness.”
Open Market Sale Agreement
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program (the “ATM Program”) under which the Company may, from time to time, offer and sell up to $100 million in shares of the Company’s common stock. From the date of the Open Market Sale Agreement through December 31, 2023, the Company sold 2,081,167 shares under the Open Market Sale Agreement at an average sale price of $10.10 per share, resulting in gross proceeds of approximately $21.0 million before deducting sales commissions and fees of approximately $0.6 million. The Company used the net proceeds of approximately $20.4 million to pay down its Revolver and fund its operations. As of December 31, 2023, approximately $74.9 million in shares were available for issuance under the Open Market Sale Agreement.
Common Stock Offering
On November 17, 2022, we completed a public offering (the “Offering”) and issued 1,916,667 shares of common stock, including the underwriter’s exercise of its right to purchase additional shares at a price per share of $9.00 to the public, less underwriting discounts and commissions. We received net proceeds of $16.1 million from the Offering, after deducting the underwriting discounts and commissions. We used the net proceeds from the Offering primarily for general corporate purposes, which included, among other things, funding of operations, repayment of indebtedness, additions to working capital, and/or capital expenditures.

Capital Expenditures
For fiscal years 2023 and 2022, we spent approximately $12.8 million and $18.6 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in fiscal year 2024.
We have approximately $7.9 million of contractual commitments related to various anticipated capital expenditures outstanding as of December 31, 2023 that we expect to be paid in fiscal year 2024 through cash on hand and operating cash flows.
Working Capital
Historically, we have depended on cash on hand, funds available under our Revolver and, in the future, we may need to depend on additional debt and equity financings to fund our growth strategy, working capital needs, and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations, and working capital for at least the next twelve months. However, we cannot be certain that we will be able to obtain future debt or equity financings on commercially reasonable terms sufficient to meet our cash requirements.
At December 31, 2023, the outstanding balance of our Revolver was $21.8 million, and our remaining availability under the Revolver was $78.2 million.
The following table sets forth general information derived from our consolidated statements of cash flows for fiscal years 2023 and 2022:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023

	(in thousands)
Net cash provided by (used in) operating activities	$10,081	$(14,297)
Net cash used in investing activities	(10,489)	(17,453)
Net cash (used in) provided by financing activities	(11,235)	48,858

Cash and Cash Equivalents
At December 31, 2023 and January 1, 2023, we had $18.4 million and $30.0 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash provided by operating activities was $10.1 million during fiscal year 2023, an increase of $24.4 million from $14.3 million of net cash used in operating activities during fiscal year 2022. The increase in cash provided by operating activities in fiscal year 2023 was driven primarily by an increase in our contract liabilities of $19.2 million and accounts payable and accrued expenses of $21.3 million during the period, due to the timing of the payment of amounts owed to our vendors. These increases in liabilities were partially offset by an increase in accounts receivable and contract assets of $33.4 million as a result of the timing of cash receipts from customers against revenue earned on customer contracts.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $10.5 million during fiscal year 2023, a decrease of $7.0 million from $17.5 million in fiscal year 2022. The decrease in cash used in fiscal year 2023 reflects decreased capital spending on property and equipment compared to fiscal year 2022.
Financing Activities
Net cash used in financing activities was $11.2 million during fiscal year 2023, a decrease of $60.1 million from net cash provided by financing activities of $48.9 million during fiscal year 2022. The decrease was primarily driven by net pay downs of our Revolver of $38.3 million, partially offset by proceeds from the issuance of common stock under our ATM Program of $20.4 million and proceeds from tool financing of $9.0 million.
Fiscal Year 2022 Compared to Fiscal Year 2021
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed with the SEC on March 15, 2023, for a discussion of the Company’s consolidated cash flows during the fiscal year 2022 compared to fiscal year 2021.
Indebtedness
Sale Leaseback Transaction
In 2020, we entered into an agreement to sell the land and building of our Minnesota facility to Oxbow Realty, an affiliate of our principal stockholder, for $39.0 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million, and paid a guarantee fee to our principal stockholder of $2.0 million. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease. Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale leaseback. Under failed sale leaseback accounting, we are deemed the owner of the land and building with the proceeds received recorded as a financial obligation.
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC (“Siena”). The Loan Agreement provides for a revolving line of credit of up to $100.0 million with a scheduled maturity date of December 28, 2025 (the “Revolver”). The Company incurred $4.3 million of debt issuance costs, which will be amortized as additional interest expense over the term of the Revolver. At December 31, 2023, we had borrowings of $21.8 million under the Revolver.
Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, contract assets, inventory and equipment, subject to various conditions, limits and any availability block as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of contract assets and equipment. Under certain circumstances, Siena may, from time to time, establish and revise reserves against the borrowing base and/or the maximum revolving facility amount.

Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5%, and 7.0% per annum. The applicable margin is an applicable percentage based on the fixed charge coverage ratio that ranges from 5.25% to 6.25% per annum for term SOFR loans and ranges from 4.25% to 5.25% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10.0 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15.0 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15.0 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of December 31, 2023, we were in compliance with applicable financial covenants of the Loan Agreement and expect to be in compliance with applicable financial covenants over the next twelve months.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the consolidated balance sheets in accordance with U.S. GAAP.
VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE, entered into a loan agreement for $39.0 million (the “VIE Financing”) to finance the acquisition of the building and land of the SkyWater Minnesota facility. The VIE Financing is repayable in equal monthly installments of $0.2 million over 10 years, with the balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, who is also the sole equity holder of Oxbow Realty. The VIE Financing is not subject to financial covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a trigger event exists and the lender’s protective rights are currently enforceable. Pursuant to its protective rights, the lender has retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that are in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The funds held in the restricted accounts become remittable back to Oxbow Realty once the trigger event is cured. As of December 31, 2023, Oxbow Realty maintained a $7.9 million receivable for the cumulative amount of excess payments held by the lender in the restricted account.
The VIE Financing is secured by a security interest in the land and building which was the subject of the sale-leaseback transaction described above. The Company’s VIE incurred third-party transaction costs of $0.1 million, which are recognized as debt issuance costs and are amortizing as additional interest expense over the life of the VIE Financing. The Company incurred additional third-party transaction costs of $3.5 million, which are recognized as debt issuance costs and are being amortized as additional interest expense over the life of the VIE Financing.
Tool Financing Loans
We, from time to time, enter into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. Between the fourth quarter of fiscal year 2022 and the fourth quarter of fiscal year 2023, we entered into arrangements to sell manufacturing tools and other equipment to financing lenders. In the fourth quarter of fiscal year 2022, these arrangements totaled $3.1 million and for fiscal year 2023, these arrangements totaled $5.2 million. These agreements include bargain purchase options at the end of the lease terms, which we intend to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the consolidated balance sheets. Additionally, advance payments of $3.8 million have been made to a tool vendor on the Company’s behalf by a lender. When the tool is placed into service, the Company anticipates a financing agreement will be executed to repay the lender the outstanding financial liability over a period of time. The advance payments are recorded as short-term financing on the Company’s consolidated balance sheets.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Debt—Refer to Note 6.
•Capital expenditure commitments—Refer to Note 12.
•Capital lease commitments—Refer to Note 14.
•Sale leaseback obligation—Refer to Note 16.
•Tax obligations—Refer to Note 7.
•Other commitments and contingencies—Refer to Note 12.
Recent Accounting Developments
For information on new accounting pronouncements, see Note 3 to the consolidated financial statements.
Emerging Growth Company and Smaller Reporting Company Status
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation, and shareholder advisory votes on golden parachute compensation.
The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with new or revised accounting standards and therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.
We are also a “smaller reporting company.” If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Critical Accounting Estimates
In connection with preparing our consolidated financial statements in accordance with U.S. GAAP, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes are relevant at the time we prepared our consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.
On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, valuation of long-lived assets, valuation of inventory, equity-based compensation, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Revenue Recognition
Revenue is recognized when control of promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To recognize revenues, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the customer contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the customer contract, and (5) recognize revenues when or as we satisfy a performance obligation. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of transaction price is probable. At contract inception, we apply judgment in determining customers’ abilities and intentions to pay amounts entitled to us when due based on a variety of factors including customers’ historical payment experience.
We primarily derive revenue from the performance of ATS wafer manufacturing process development services and the manufacture and delivery of wafers via Wafer Services.
ATS Development
ATS development contracts are focused on the performance of process development services, the output of which is a manufacturing plan that defines the steps and activities needed to produce our customers’ wafers at high volumes and with high yields. Wafer manufacturing development services do not include services to manufacture wafers for our customers at scale. ATS development contracts are complex and wafer manufacturing development services are often either the lone performance obligation in an ATS development contract, or the performance obligation to which the majority of the contract value is allocated. We have both fixed price and time-and-materials contracts with our ATS development customers. Our ATS development customers receive the benefits of these services, and revenue from performance of these services are recognized, over time as we perform them.
Revenue on fixed price contracts is recognized using either an output or input method based upon the method that best measures the value of the services performed for our customers. Whether we use an input or output method requires judgment and is subject to thorough analysis of the terms of each fixed price contract. We consistently use either our output method or our input method for similar performance obligations and in similar circumstances.
Our output method of revenue recognition evaluates the steps and activities needed to complete manufacturing development services and relies on surveys of steps and activities completed and partially completed as of the reporting date in relation to the current manufacturing development plans to measure the level of progress on the service. There are many steps and activities included in our manufacturing development plans. The time and effort to complete the steps and activities are very similar, which demonstrates a level of uniformity. This uniformity accurately conveys the steps and activities successfully validated during development in relation to the development plan and therefore provides a faithful representation of the progress achieved on wafer manufacturing development services. Based on the level of progress, we record the proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Our manufacturing development plans are subject to change as data is analyzed and the plans are revised. Development of production plans are technical endeavors and adjustment to manufacturing development plans may impact the percentage of progress achieved and result in cumulative adjustments of revenue.
We use the input method of revenue recognition for larger customer programs that are focused on development of new applications or whose manufacturing processes will rely on new or emerging technologies. Wafer manufacturing development services for these customers is inherently more complex and requires more changes to manufacturing development plans over the period we perform the services. Given the level of technical complexity and the expectation that there will be more changes to manufacturing plans as compared to other customer programs, we measure progress for larger customer programs by comparing costs incurred to date to estimated total cost required to complete wafer manufacturing development services. We record that proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Costs include labor costs, manufacturing costs, material costs, and other direct costs incurred while performing the services. The estimation of total costs requires significant judgment and any adjustment to our estimates of total cost may impact the proportion of progress achieved and could result in cumulative adjustments of revenue.
When contracts are fixed price, we complete the evaluation of onerous ATS development contracts as of the reporting date for each separate contract, not for separate performance obligations in each contract. We recognize losses on onerous ATS development contracts depending on whom our customer is based on the following:
•U.S. Federal Government – We designate all ATS development contracts with the U.S. Federal Government as production-type service contracts; accordingly, we accrue liabilities for onerous contracts in the period it becomes evident the contract will result in a loss.
•Customers other than the U.S. Federal Government – As we generally develop wafer manufacturing plans for our customers under ATS development contracts, our ATS development contracts with our non-U.S. Federal Government ATS development customers do not represent production-type service contracts; accordingly, we recognize losses as the losses are incurred; we do not accrue liabilities for anticipated losses.

Tools
SkyWater procures tools on behalf of certain customers. Tool revenue is recognized at the point in time when control of the tool transfers to the customer. The point in time when control of a tool transfers to the customer is determined by customer contract terms. For some customers, control transfers when the tool is shipped or delivered to a SkyWater facility, while for other customers, control transfers when the tool is installed, qualified, and placed into service at a SkyWater facility.
Wafer Services
Wafers are goods that are generally customer specific, highly customized, and have no alternative use to us. Our Wafer Services customers contract with us to manufacture wafers based on their manufacturing design specifications. The terms of our Wafer Services contracts dictate when control over wafers is transferred to our customers.
For contracts where orders are non-cancelable and we thereby maintain enforceable rights to customer performance, including rights to payment for partially completed wafers at reasonable margins, control over wafers transfers to our customers as we manufacture wafers. For these contracts, we recognize revenue using an input method. This method measures the percentage of completion of wafers still in the manufacturing process by comparing total costs incurred to date to the total estimated costs to manufacture the wafers. We record that proportion of the transaction price as revenue in the period. Our input method provides the best method of progress as it considers the steps and activities needed to manufacture a wafer and the costs associated with those steps. Costs include labor costs, manufacturing costs, material costs, and other direct costs required to manufacture our customers’ wafers. The estimation of total costs requires significant judgment and any adjustment to our estimates of cost to complete manufacturing may impact the proportion of completion achieved and could result in cumulative adjustments of revenue.
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
We have a long-standing relationship with a significant Wafer Services customer. The terms and conditions of this relationship have evolved over time and have dictated the manner in which we recognized revenue for the manufacture of their wafers. Prior to fiscal year 2021, transfer of control of wafers, and revenue recognition occurred, as completed wafers were shipped to the customer. In fiscal year 2021, this customer requested that it be able to purchase wafers and for those wafers to be shipped to them at a later date of their choosing. With the introduction of these bill and hold terms, transfer of control of the wafers, and revenue recognition occurred, as wafers completed post-manufacturing electrical testing and became available for shipment to the customer. In March 2022, we signed a new contract with this customer pursuant to which orders became non-cancelable and thus there was a right to specific performance by the customer, including an enforceable right to payment for the cost of partially completed orders plus a reasonable profit margin. Given that the wafers produced for this customer are for customer-specific applications with no alternative use, the introduction of these contract terms demonstrated that control of the wafers transfers to the customer over time as the wafers are manufactured pursuant to Topic 606. Accordingly, our revenue recognition method for wafers produced for this customer transitioned from point in time to over-time using our input method of revenue recognition. In March 2022, we recorded a one-time cumulative adjustment to revenue of $8.3 million for wafers still being manufactured at the time the new contract became enforceable.
Between fiscal year 2021 and March 2022, wafers manufactured while bill and hold provisions were in place, were separately identified as belonging to this customer, the wafers were denoted as ready for shipment to this customer in their then current form, and we did not have the ability to direct or sell the wafers to a different customer. Upon completion of post-manufacturing electrical testing, we had the right to invoice this customer. This customer also obtained legal title and the risks and rewards of ownership at this point.
Long-lived Assets
We review long-lived assets, including property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances, known as triggering events, indicate that the asset’s or asset group’s carrying amount may not be recoverable. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset or asset group, negative changes in industry conditions, a significant change in an asset’s or asset group’s use or physical condition, and the introduction of competing technologies. When assessing an asset or asset group for impairment, we complete a two-step process. In the first step, we assess the recoverability of the asset or asset group by comparing the carrying amount of the asset or asset group against the sum of the undiscounted future cash flows expected to be generated by the asset or asset group. If the sum of the undiscounted future cash flows expected to be generated by an asset or asset group exceed the carrying amount of the asset or asset group, the carrying amount of the asset or asset group is recoverable and not impaired. If the carrying amount of an asset or asset group exceeds the sum of the undiscounted future cash flows expected to be generated by the asset or asset group, further analysis is required in step two. In the second step, the fair value of the asset or asset group is determined. If the fair value of the asset or asset group exceeds the carrying amount of the asset or asset group, the asset or asset group is not impaired. If the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations to the extent the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group, not to exceed the carrying amount of the asset or asset group.

For purposes of impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset or asset groups over its remaining useful life. These estimated cash flows are inherently subjective and include significant assumptions, specifically forecasted revenue and operating margins that require estimates based upon historical experience and future expectations.
We use various approaches to determine fair values of our long-lived assets, including the income approach, the sales comparison approach, and the cost approach. Each approach is inherently subjective and includes significant assumptions, specifically the comparability of similar assets, the potential income and expenses that would be derived or incurred to rent those long-lived assets, obsolescence factors, and capitalization and discount rates.
Due to our history of operating losses, we estimated the fair value of our long-lived assets as of December 31, 2023. The estimated fair value of our long-lived assets significantly exceeded their carrying amounts. As such, we did not recognize an impairment loss against our long-lived assets despite our fiscal year 2023 operating losses.
Income Taxes
In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions regarding the reversal of temporary differences. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business.
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

Non-GAAP Financial Measure
Our consolidated financial statements are prepared in accordance with U.S. GAAP. To supplement our consolidated financial statements presented in accordance with U.S. GAAP, an additional non-GAAP financial measure is provided and reconciled in the table below.
We provide supplemental non-GAAP financial information that our management regularly evaluates to provide additional insight to investors as supplemental information to our U.S. GAAP results. Our management uses adjusted EBITDA to make informed operating decisions, complete strategic planning, prepare annual budgets, and evaluate the Company’s and management’s performance. We believe that adjusted EBITDA is a useful performance measure to our investors because it provides a baseline for analyzing trends in our business and excludes certain items that may not be indicative of our core operating results. The use of non-GAAP financial information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measure. In addition, because this non-GAAP financial measure is not determined in accordance with U.S. GAAP, other companies, including our peers, may calculate their non-GAAP financial measures differently than we do. As a result, the non-GAAP financial measure presented in this Annual Report on Form 10-K may not be directly comparable to similarly titled measures presented by other companies.
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net (loss) income before interest expense, income tax (benefit) expense, depreciation and amortization, equity-based compensation, and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests, business transformation costs, CHIPS Act specialist fees, management transition expense, SkyWater Florida start-up costs, and restructuring costs.
We believe adjusted EBITDA is a useful performance measure to our investors because it allows for an effective evaluation of our operating performance when compared to other companies, including our peers, without regard to financing methods or capital structures. We exclude the items listed above from net income or loss in arriving at adjusted EBITDA because these amounts can vary substantially within our industry depending on the accounting methods and policies used, book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income determined in accordance with U.S. GAAP. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from adjusted EBITDA. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual, unless otherwise expressly indicated.
We continuously evaluate the non-GAAP financial measures we use, the manner in which non-GAAP financial measures are calculated, and the adjustments we make to GAAP results to derive our non-GAAP financial measures.

The following table presents a reconciliation of net loss to adjusted EBITDA, our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Fiscal Year Ended
	December 31, 2023	January 1, 2023

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(30,756)	$(39,593)
Interest expense (1)	10,826	6,295
Income tax (benefit) expense	(521)	809
Depreciation and amortization	28,930	28,192
EBITDA	8,479	(4,297)
Equity-based compensation (2)	6,860	8,606
SkyWater Florida start-up costs (3)	—	686
Restructuring costs (4)	1,921	—
Business transformation costs (5)	12,169	—
Management transition expense (6)	835	—
CHIPS Act specialist fees (7)	1,320	—
Net income attributable to non-controlling interests (8)	5,663	2,722
Adjusted EBITDA	$37,247	$7,717
__________________
(1)Includes losses related to the extinguishment of the our revolving credit agreement in 2022.
(2)Represents non-cash equity-based compensation expense.
(3)Represents start-up costs associated with our 200 mm heterogeneous integration facility in Kissimmee, Florida, which includes legal fees, recruiting expenses, retention awards, and facility start-up expenses. These expenses are not representative of our expected ongoing costs. Effective in fiscal year 2023, our Kissimmee, Florida plant is up and running and no longer in its start-up phase.
(4)Represents severance and other costs related to the reorganization of our resources.
(5)Represents expenses related to long-term transformation activities focused on improvement in automation and operational efficiency and includes project-based management consulting fees and the write-off of abandoned software assets.
(6)Represents severance and other costs related to the reorganization of the manufacturing and operations leadership team.
(7)Represents project-based specialist fees related to our CHIPS Act application process.
(8)Represents net income attributable to our VIE, which was formed for the purpose of purchasing the land and building of our primary operating facility in Bloomington, Minnesota. Since interest expense is added back to net loss to shareholders in our adjusted EBITDA financial measure, we also add back the net income attributable to the VIE as its net income is derived from interest the VIE charges SkyWater.

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
Interest Rate Risk
At December 31, 2023, the outstanding balance of our Revolver was $21.8 million, which bears interest at a variable rate. At December 31, 2023, the rate in effect was 10.6%, which reflects the term SOFR loan rate of 5.35% plus applicable margin of 5.25%. Based on the outstanding balance of our Revolver at December 31, 2023, a 100 basis point increase in the interest rate would increase interest expense by $0.2 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of SkyWater Technology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SkyWater Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 15, 2024

We have served as the Company’s auditor since 2019.

SKYWATER TECHNOLOGY, INC.
Consolidated Balance Sheets

	December 31, 2023	January 1, 2023

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$18,382	$30,025
Accounts receivable (net of allowance for credit losses of $180 and $1,638, respectively)	65,961	28,045
Contract assets (net of allowance for credit losses of $99 and $0, respectively)	29,666	34,625
Inventory	15,341	13,397
Prepaid expenses and other current assets	16,853	10,290
Income tax receivable	172	169
Total current assets	146,375	116,551
Property and equipment, net	159,367	179,915
Intangible assets, net	5,672	5,608
Other assets	5,342	3,690
Total assets	$316,756	$305,764
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$3,976	$1,855
Accounts payable	19,614	21,102
Accrued expenses	48,291	25,212
Short-term financing, net of unamortized debt issuance costs	22,765	55,817
Contract liabilities	49,551	28,186
Total current liabilities	144,197	132,172
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	36,098	35,181
Long-term incentive plan	—	1,643
Long-term contract liabilities	65,754	67,967
Deferred income tax liability, net	679	1,239
Other long-term liabilities	9,327	13,585
Total long-term liabilities	111,858	119,615
Total liabilities	256,055	251,787
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2023 and January 1, 2023)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 47,028,159 and 43,704,876 shares issued and outstanding as of December 31, 2023 and January 1, 2023, respectively)	470	437
Additional paid-in capital	178,473	147,304
Accumulated deficit	(125,203)	(94,072)
Total shareholders’ equity, SkyWater Technology, Inc.	53,740	53,669
Noncontrolling interests	6,961	308
Total shareholders' equity	60,701	53,977
Total liabilities and shareholders’ equity	$316,756	$305,764
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Operations

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

	(in thousands, except share and per share data)
Revenue	$286,682	$212,941	$162,848
Cost of revenue
Cost of revenue, before inventory write-down	227,390	186,974	156,878
Inventory write-down (Note 15)	—	—	13,442
Total cost of revenue	227,390	186,974	170,320
Gross profit (loss)	59,292	25,967	(7,472)
Research and development expense	10,169	9,431	8,747
Selling, general, and administrative expense	63,911	46,303	43,595
Change in fair value of contingent consideration	—	—	(2,710)
Operating loss	(14,788)	(29,767)	(57,104)
Other (expense) income
Paycheck Protection Program loan forgiveness	—	—	6,453
Loss on debt extinguishment	—	(1,101)	—
Interest expense	(10,826)	(5,194)	(3,542)
Total other (expense) income	(10,826)	(6,295)	2,911
Loss before income taxes	(25,614)	(36,062)	(54,193)
Income tax (benefit) expense	(521)	809	(6,790)
Net loss	(25,093)	(36,871)	(47,403)
Less: net income attributable to noncontrolling interests	5,663	2,722	3,293
Net loss attributable to SkyWater Technology, Inc.	$(30,756)	$(39,593)	$(50,696)
Net loss per share attributable to common shareholders, basic and diluted	$(0.68)	$(0.97)	$(1.76)
Weighted average shares used in computing net loss per common share, basic and diluted	45,506,598	40,835,186	29,038,174
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders’ (Deficit) Equity
(in thousands)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity, SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ (Deficit) Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount

Balance at January 3, 2021	—	$—	18,000	$—	2,108	$3,767	—	$—	—	$—	$—	$(3,783)	$(16)	$(1,568)	$(1,584)
Unit-based compensation	—	—	—	—	—	5	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	(2)	—	—	—	—	—	—	—	—	—	—
Corporate conversion	—	—	(18,000)	—	(2,106)	(3,772)	—	—	31,056	311	3,461	—	—	—	—
Issuance of common stock pursuant to initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	8,004	80	100,082	—	100,162	—	100,162
Issuance of common stock pursuant to equity compensation plans	—	—	—	—	—	—	—	—	776	7	(7)	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	11,672	—	11,672	—	11,672
Net distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,925)	(2,925)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	(50,696)	(50,696)	3,293	(47,403)
Balance at January 2, 2022	—	$—	—	$—	—	$—	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders’ (Deficit) Equity
(in thousands)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount

Balance at January 2, 2022	—	$—	—	$—	—	$—	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
Issuance of common stock under the ATM	—	—	—	—	—	—	—	—	912	9	3,480	—	3,489	—	3,489
Issuance of common stock pursuant to equity compensation plans	—	—	—	—	—	—	—	—	1,040	11	4,488	—	4,499	—	4,499
Issuance of common stock pursuant to a secondary stock offering	—	—	—	—	—	—	—	—	1,917	19	15,784	—	15,803	—	15,803
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	8,344	—	8,344	—	8,344
Net distribution to VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,214)	(1,214)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	(39,593)	(39,593)	2,722	(36,871)
Balance at January 1, 2023	—	$—	—	$—	—	$—	—	$—	43,705	$437	$147,304	$(94,072)	$53,669	$308	$53,977
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders’ (Deficit) Equity
(in thousands)

	Class A Units		Class B Units		Common Units		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2023	—	$—	—	$—	—	$—	—	$—	43,705	$437	$147,304	$(94,072)	$53,669	$308	$53,977
Adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	—	(375)	(375)	—	(375)
Issuance of common stock under the ATM	—	—	—	—	—	—	—	—	2,040	20	20,378	—	20,398	—	20,398
Issuance of common stock pursuant to equity compensation plans	—	—	—	—	—	—	—	—	1,283	13	3,931	—	3,944	—	3,944
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	6,860	—	6,860	—	6,860
Net contribution from VIE member	—	—	—	—	—	—	—	—	—	—	—	—	—	990	990
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	(30,756)	(30,756)	5,663	(25,093)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	47,028	$470	$178,473	$(125,203)	$53,740	$6,961	$60,701
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

	(in thousands)
Cash flows from operating activities
Net loss	$(25,093)	$(36,871)	$(47,403)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	28,930	28,192	27,368
Inventory write-down	—	—	13,442
Long-term incentive and equity-based compensation	6,860	8,610	12,533
Amortization of debt issuance costs included in interest expense	1,755	909	621
Cash paid for contingent consideration in excess of initial valuation	—	(816)	(7,374)
Deferred income taxes	(560)	244	(7,063)
Provision for credit losses	38	1,638	—
Non-cash revenue related to customer equipment	—	—	(2,481)
Loss on debt extinguishment	—	1,101	—
Gain on Paycheck Protection Program loan forgiveness	—	—	(6,453)
Gain on sale of property and equipment	—	(3)	(2,012)
Write-off of capital projects in process	1,262	—	—
Change in fair value of contingent consideration	—	—	(2,710)
Changes in operating assets and liabilities
Accounts receivable and contract assets	(33,371)	(11,596)	(9,387)
Inventories	(1,944)	(9,225)	(3,773)
Prepaid expenses and other assets	(8,218)	(5,288)	5,098
Accounts payable and accrued expenses	21,273	20,981	(6,481)
Contract liabilities, current and long-term	19,152	(12,749)	(17,150)
Income tax receivable and payable	(3)	576	(2,455)
Net cash provided by (used in) operating activities	10,081	(14,297)	(55,680)
Cash flows from investing activities
Purchase of software and licenses	(1,871)	(400)	(1,220)
Proceeds from sale of property and equipment	—	—	2,159
Purchases of property and equipment	(8,618)	(17,053)	(30,762)
Net cash used in investing activities	(10,489)	(17,453)	(29,823)
Cash flows from financing activities
Draws on revolving line of credit	259,350	63,006	—
Paydowns of revolving line of credit	(297,649)	—	—
Net repayment on Revolver	—	(26,220)	(6,081)
Proceeds from tool financings	9,012	—	—
Principal payments on long-term debt	(2,356)	(1,224)	(990)
Cash paid for debt issuance costs	—	(4,168)	(250)
Cash paid for principal on finance leases	(935)	(1,603)	(1,115)
Proceeds from issuance of common stock pursuant to the initial public offering	—	—	104,212
Proceeds from the issuance of common stock pursuant to a secondary stock offering	—	16,168	—
Cash paid for offering costs	—	(456)	(1,867)
Proceeds from the issuance of common stock pursuant to equity compensation plans	2,305	1,800	—
Proceeds from the issuance of common stock under the ATM	20,398	3,919	—
Cash paid on licensed technology obligations	(2,350)	(1,150)	—
Net contributions (distributions) from (to) noncontrolling interest	990	(1,214)	(2,925)
Net cash (used in) provided by financing activities	(11,235)	48,858	90,984
Net change in cash and cash equivalents	(11,643)	17,108	5,481
Cash and cash equivalents - beginning of period	30,025	12,917	7,436
Cash and cash equivalents - end of period	$18,382	$30,025	$12,917
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 3, 2021

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the fiscal year for:
Interest	$8,762	$4,437	$2,738
Income taxes	6	3	2,923
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$175	$1,638	$2,168
Common stock issuance costs incurred, not yet paid	—	305	—
Intangible assets acquired, not yet paid	2,000	2,350	—
Equipment acquired through capital lease obligations	662	9,128	3,511
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share, unit and per share and unit data)

Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, “SkyWater,” the “Company,” “it,” or “its”), is a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility, or fab, in Minnesota and advanced packaging services from its Florida facility. SkyWater’s technology-as-a-service model leverages a strong foundation of proprietary technology to co-develop process technology intellectual property with its customers that enables disruptive concepts through its Advanced Technology Services for diverse microelectronics (integrated circuits (“ICs”)) and related micro- and nanotechnology applications. In addition to these differentiated technology development services, SkyWater supports customers with volume production of ICs for high-growth markets through its Wafer Services.
Emerging Growth Company Status
SkyWater is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. SkyWater has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (1) is no longer an emerging growth company; or (2) has affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
SkyWater will remain an emerging growth company until the earliest of (1) the last day of the first fiscal year (A) following the fifth anniversary of the completion of its initial public offering; (B) in which the Company's total annual gross revenue exceeds $1.235 billion; or (C) when the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th; or (2) the date on which the Company has issued more than $1 billion in non-convertible debt securities during the prior three-year period.
Note 2 Basis of Presentation and Principles of Consolidation
The consolidated financial statements are presented in thousands of U.S. dollars (except share, per share, unit and per unit information) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the Company’s assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which it has a controlling financial interest, SkyWater Technology Foundry, Inc. (“SkyWater Technology Foundry”), SkyWater Federal, LLC (“SkyWater Federal”), SkyWater Florida, Inc. (“SkyWater Florida”), and Oxbow Realty Partners, LLC (“Oxbow Realty”), a variable interest entity (“VIE”) for which SkyWater is the primary beneficiary and an affiliate of the Company’s principal stockholder. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated statements of operations, shareholders’ (deficit) equity and cash flows are for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022. The Company’s fiscal year ends on the Sunday closest to the end of the calendar year. The fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 each contained 52 weeks.
Liquidity and Cash Requirements
The accompanying consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.
For the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, the Company incurred net losses attributable to SkyWater Technology, Inc. of $30,756, $39,593, and $50,696, respectively. As of December 31, 2023 and January 1, 2023, the Company held cash and cash equivalents of $18,382 and $30,025, respectively.

SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt) and other sources of financing. The current business plans indicate that the Company may require additional liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the consolidated financial statements are issued. The Company has identified specific actions it could take to reduce operating costs to improve cash flow, including reductions in spending and delays in hiring personnel. If such actions are taken, it may require the Company to decrease its level of investment in new products and technologies, or discontinue further expansion of its business. The Company has also obtained a support letter from Oxbow Industries, LLC (“Oxbow Industries”), an affiliate of the Company’s principal stockholder, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due through at least one year following the date these consolidated financial statements are issued. The support letter expires March 18, 2026. Based upon SkyWater’s operational forecasts, cash and cash equivalents on hand, available borrowings on the Revolver, potential cost reduction measures it could undertake, and the support letter from Oxbow Industries, as needed, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these consolidated financial statements are issued.
Additionally, the Company could seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver, however it cannot provide any assurance that additional funds will be available when needed or, if available, will be available on terms that are acceptable to the Company. The Company’s ability to access additional funds depends on prevailing economic conditions and other factors, many of which are beyond SkyWater’s control.
SkyWater has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it.
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods then ended. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates.
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At December 31, 2023, January 1, 2023, and January 2, 2022, there were restricted stock units and stock options totaling 2,294,000, 2,209,000 and 2,731,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

	(in thousands, except per share data)
Numerator:
Net loss attributable to SkyWater Technology, Inc.	$(30,756)	$(39,593)	$(50,696)
Undistributed preferred return to Class B preferred unitholders	—	—	(398)
Net loss attributable to common shareholders	$(30,756)	$(39,593)	$(51,094)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	45,507	40,835	29,038
Net loss per common share, basic and diluted	$(0.68)	$(0.97)	$(1.76)
__________________
(1)The weighted-average common shares outstanding for the fiscal year ended January 2, 2022 reflects the retrospective adjustment for the April 14, 2021 corporate conversion of 2,105,936 common units into 3,060,343 shares of common stock. The April 14, 2021 corporate conversion of 18,000,000 Class B preferred units into 27,995,400 shares of common stock is reflected prospectively on the date of conversion for the fiscal year ended January 2, 2022.
Center for NeoVation
Through SkyWater’s subsidiary, SkyWater Florida, the Company entered into several agreements on January 25, 2021 with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation, doing business as BRIDG (“BRIDG”), to operate the Center for NeoVation (“CfN”), a semiconductor research and development and manufacturing facility. These agreements included a technology and economic development agreement (the “TED Agreement”), a lease agreement (the “CfN Lease”) and a semiconductor line operation agreement (the “LOA”). Under the TED Agreement and the CfN Lease, SkyWater agreed to operate the CfN, including certain semiconductor manufacturing equipment, and an advanced water treatment facility currently owned by Osceola for a period of at least 23 years for a lease payment of $1.00 per year. During the period of the CfN Lease, the Company is responsible for taxes, utilities, insurance and maintenance on the facility, and for operation of the facility. The Company may terminate the TED Agreement and CfN Lease with 18 months’ notice. In the event the Company terminates the agreements, it would be required to continue to operate the center until it finds a replacement operator or the 18 months expire and may be required to make a payment of up to $15,000 to Osceola.
SkyWater accounts for the CfN Lease as a lease. Given the nominal minimum lease payments required under the lease, the impact to the consolidated balance sheets was insignificant. As the Company performs under the agreements, any expenses it incurs and any revenue it is able to generate from the operations of CfN will be included in the consolidated statements of operations as they are incurred or earned. If the Company is able to reach and maintain full capacity in the CfN for a minimum period of 20 years, Osceola will convey the land, buildings and equipment to SkyWater for no consideration at the end of the CfN Lease. At such time that the Company believes the conveyance of the land, buildings, and equipment is reasonably assured, it will record those assets on the consolidated balance sheet at fair value and record a corresponding deferred gain. The Company will subsequently depreciate the assets over their remaining economic life and recognize an equivalent amount of income from the amortization of the deferred gain.
Reportable Segment and Geographic Information
Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. SkyWater operates and manages its business as one reportable segment. See Note 4 – Revenue, for disclosure of revenue by country. All of the Company's long-lived assets are located in the United States.

Note 3 Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” later codified in FASB Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“Topic 842”). Topic 842 was effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, SkyWater adopted Topic 842 on January 3, 2022 for the year ending January 1, 2023. The guidance in Topic 842 supersedes the guidance in ASC Topic 840, “Leases.” Under Topic 842, lessees are required to recognize lease right of use assets and lease liabilities on its balance sheets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The Company adopted Topic 842, and all related amendments using the “Comparatives Under 840 Option” transition approach. Under this transition approach, the Company did not restate prior periods, nor restate prior lease disclosures. The Company also elected certain practical expedients allowed by Topic 842 which, among other things, allowed it to carry forward historical lease classification conclusions previously made under Topic 840 and to exclude from the scope of its application of Topic 842 lease arrangements with terms less than twelve months. The most significant impact of adopting Topic 842 was the recognition of lease right-of-use assets and lease liabilities for operating leases. The adoption of Topic 842 resulted in the recognition of an initial right-of-use asset of $184 and an initial lease liability of $184 for its operating leases. The Company’s accounting for finance leases has remained substantially unchanged.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” later codified in Topic 326, “Financial Instruments – Credit Losses” (“Topic 326”). Topic 326 replaces the preexisting U.S. GAAP guidance that only required the recognition of credit losses when losses were probable and estimable. Topic 326 now requires recognition of credit losses based on SkyWater’s expectation of losses to be incurred while the financial instrument is held. Topic 326 was effective for most public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, SkyWater adopted Topic 326 on January 2, 2023 using the modified retrospective approach. Upon adoption, the Company increased its accumulated deficit by $375 for the effects of increasing its allowance for credit losses as of January 2, 2023. All other impacts to SkyWater’s consolidated financial position, results of operations, and cash flows were immaterial.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting.” The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. SkyWater will reflect the amended disclosure requirements of this update in its annual consolidated financial statements for its fiscal year ending December 29, 2024 and for the interim periods in its fiscal year ending December 28, 2025. Given that the Company reports as a single reportable segment, the impacts of adopting the provisions of this update will not be significant.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes.” The amendments in this update improve existing income tax disclosures, notably with respect to the income tax rate reconciliation and income taxes paid disclosures, and are effective for annual periods beginning after December 15, 2025. As an emerging growth company, SkyWater will adopt the amendments in this update for its fiscal year ending January 3, 2027. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
Cash and Cash Equivalents
All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in its deposit accounts.
Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for expected credit losses based on the Company’s expectation of losses to be incurred. Management determines the need for an allowance for credit losses through the review of its historical write-offs and recoveries and assessment of current and future economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company recorded an allowance for credit losses of $180 and $1,638 at December 31, 2023 and January 1, 2023, respectively.
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers but has not yet billed to its customers. Contract assets were $29,666 and $34,625 at December 31, 2023 and January 1, 2023, respectively, and are presented net of allowances for credit losses of $99 and $0, respectively.

Inventories
Inventories consist of wafer raw materials, work in process, and supplies and spare parts. Cost is determined on the first-in, first-out basis. Raw materials are stated at weighted-average cost, while work in process inventory is stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. When net realizable value (which requires projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories) is below cost, the Company records a charge to cost of goods sold to write down inventories to their estimated net realizable values in advance of when inventories are actually sold. Supplies and spare parts are measured at cost and expensed when utilized. Supplies and spare parts are classified as inventory if expected use is within one year. Supplies and spare parts not expected to be used within one year are classified as other assets in the Company’s consolidated balance sheets. As discussed in Note 15 – Inventory Write Down, the write-down of inventory which SkyWater is contracted to manufacture for a specific customer is recorded separately in its consolidated statements of operations within cost of revenue. All other write-downs of inventory are recorded within the caption Cost of revenue.
Property and Equipment
Property and equipment is recorded at cost when acquired. The costs of additions and improvements are capitalized. The cost of repairs and maintenance are expensed in the period incurred. When equipment is sold or retired, the related net carrying amount of the equipment is derecognized and a gain or loss is recorded in the consolidated statements of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are generally seven to ten years for machinery and equipment and 25 years for buildings.
Intangible Assets
Intangible assets consist of (1) purchased software and license costs from the Company’s acquisition of the business in 2017; and (2) payments made under software and technology licensing arrangements with third-parties. During the fiscal years ended December 31, 2023 and January 1, 2023, the Company acquired third-party software and licensed technology of $1,871 and $3,462, respectively, which will be amortized over a weighted average estimated life of 7.5 years and 9.3 years, respectively.
Impairment of Long-Lived Assets
SkyWater assesses long-lived assets, including property and equipment and intangible assets with definite lives, for impairment using a two-step process whenever events or changes in circumstances indicate that the asset’s or asset group’s carrying amount may not be recoverable. In the first step, SkyWater assesses the recoverability of the asset or asset group by comparing the carrying amount of the asset or asset group against the sum of the undiscounted future cash flows expected to be generated by the asset or asset group. If the sum of undiscounted future cash flows expected to be generated by an asset or asset group exceed the carrying amount of the asset or asset group, the carrying amount of the asset or asset group is recoverable and not impaired; the second step of the assessment is not completed. If the carrying amount of an asset or asset group exceeds the sum of the undiscounted future cash flows expected to be generated by the asset or asset group, SkyWater completes a second step and determines the fair value of the asset or asset group. If the fair value of the asset or asset group exceeds the carrying amount of the asset or asset group, the asset or asset group is not impaired. If the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group an impairment loss is recognized in the consolidated statement of operations to the extent the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group, not to exceed the carrying amount of the asset or asset group.
Due to the SkyWater’s history of operating losses, it estimated the fair value of its long-lived assets as of December 31, 2023. As of December 31, 2023, the estimated fair value of the Company’s asset group significantly exceeded its carrying amount. There have been no impairments of long-lived assets during the fiscal years ended December 31, 2023 or January 1, 2023.
Deferred Debt Issuance Costs
Deferred debt issuance costs consist of costs incurred in relation to obtaining the Company’s financing and revolving credit facility. These costs are amortized over the life of the related agreements using the effective interest method for its financing and the straight-line method for its revolving credit facilities. The amortization of these costs is included in interest expense. The unamortized debt issuance costs and debt discount are presented as a reduction of the outstanding borrowings in the consolidated balance sheets. Unamortized deferred debt issuance costs and debt discount at the time of an extinguishment of debt are charged to interest expense, as are third-party costs of a modification.
Contingent Consideration
In connection with SkyWater’s acquisition of the business from Cypress Semiconductor Corporation (“Cypress”), the purchase price of the acquisition was allocated to assets acquired and liabilities assumed, at fair value, and did not result in any goodwill being recorded. The Company recorded a contingent consideration liability of $24,900 for the future estimated earn-out/royalties owed on Advanced Technology Services revenues, at fair value as of the acquisition date in March 2017. For each reporting period thereafter, the Company revalued future estimated earn-out payments and recorded the changes in fair value of the liability in the consolidated statements of operations.

The contingent consideration represented a declining percentage of revenue generated by the sale of Advanced Technology Services through 2022, and were paid quarterly. Contingent consideration of $816 and $7,374 was paid during the fiscal years ended January 1, 2023 and January 2, 2022, respectively. During the fiscal year ended January 2, 2022, the Company recorded a contingent consideration benefit of $2,710 to reflect the change in fair value of the contingent consideration obligation in the Company’s consolidated statements of operations. There were no royalty expenses recorded in the years ended December 31, 2023 and January 1, 2023, as the last remaining amounts owed to Cypress related to contingent consideration were paid in the fiscal year ended January 2, 2022.
Variable Interest Entities
The Company evaluates whether an entity is a VIE based on the sufficiency of the entity’s equity at risk and by determining whether the equity holders have the characteristics of a controlling financial interest. If an entity is a VIE, SkyWater determines if it is the primary beneficiary of the VIE by assessing whether it has the power to direct the activities that most significantly impact the economic performance of the VIE as well as the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. These determinations are both qualitative and quantitative, and they require management to make judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasted results. The Company regularly reviews all existing entities for events that may result in an entity becoming a VIE, or the Company becoming the primary beneficiary of an existing VIE. See Note 16 – Variable Interest Entity. Non-controlling interests reported in shareholders’ equity on the consolidated balance sheets represent the ownership interests in the consolidated VIE held by entities or persons other than SkyWater.
Revenue Recognition
Revenue is recognized when control of the promised goods or services are transferred to the Company’s customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. To recognize revenue, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the customer contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenues when or as it satisfies a performance obligation. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of transaction price is reasonably assured. At contract inception, the Company applies judgment in determining the customer’s ability and intention to pay amounts entitled to the Company when due based on a variety of factors including the customer’s historical payment experience. See below and Note 4 – Revenue, for further discussion of SkyWater’s revenue characteristics.
The Company primarily derives its revenue from the performance of Advanced Technology Services (“ATS”) process development services and the manufacture and delivery of wafers via Wafer Services.
ATS development - ATS development contracts are focused on the performance of process development services, the output of which is a manufacturing plan that defines the steps and activities needed to produce customer wafers at high volumes and with high yields. Wafer manufacturing development services do not include services to manufacture customer wafers at scale. ATS development contracts are complex and wafer manufacturing development services are often either the lone performance obligation in an ATS development contract, or the performance obligation to which the majority of the contract value is allocated. The Company has both fixed price and time-and-materials contracts with its ATS development customers. The Company’s ATS development customers receive the benefits of these services, and revenue from performance of these services are recognized over time as they are performed.
Revenue on fixed price contracts is recognized using either an output or input method based upon the method that best measures the value of the services performed for the Company’s customers. Whether an input or output method is selected requires judgment and is subject to thorough analysis of the terms of each fixed price contract. The Company consistently uses either its output method or input method for similar performance obligations and in similar circumstances.

The Company’s output method of revenue recognition evaluates the steps and activities needed to complete manufacturing development services and relies on surveys of steps and activities completed and partially completed as of the reporting date in relation to the current manufacturing development plans to measure the level of progress on the service. There are many steps and activities included in the Company’s manufacturing development plans. The time and effort to complete the steps and activities are very similar, which demonstrates a level of uniformity. This uniformity accurately conveys the steps and activities successfully validated during development in relation to the development plan and therefore provides a faithful representation of the progress achieved on wafer manufacturing development services. Based on the level of progress, the Company records the proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Manufacturing development plans are subject to change as data is analyzed and the plans are revised. Development of production plans are technical endeavors and adjustment to manufacturing development plans may impact the percentage of progress achieved and result in cumulative adjustments of revenue.
The Company uses the input method of revenue recognition for larger customer programs that are focused on development of new applications or whose manufacturing processes will rely on new or emerging technologies. Wafer manufacturing development services for these customers is inherently more complex and requires more changes to manufacturing development plans over the period of service performance. Given the level of technical complexity and the expectation that there will be more changes to manufacturing plans as compared to other customer programs, the Company measures progress for larger customer programs by comparing costs incurred to date to estimated total cost required to complete wafer manufacturing development services. The Company records that proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Costs include labor costs, manufacturing costs, material costs, and other direct costs incurred while performing the services. The estimation of total costs requires significant judgment and any adjustment to estimates of total cost may impact the proportion of progress achieved and could result in cumulative adjustments of revenue.
When contracts are fixed price, the Company completes an evaluation of onerous ATS development contracts as of the reporting date for each separate contract, not for separate performance obligations in each contract. The Company recognizes losses on onerous ATS development contracts depending on whom the customer is based on the following:
•U.S. Federal Government – The Company designates all ATS development contracts with the U.S. Federal Government as production-type service contracts; accordingly, it accrues liabilities for onerous contracts in the period it becomes evident the contract will result in a loss.
•Customers other than the U.S. Federal Government – As the Company generally develops wafer manufacturing plans for its customers under ATS development contracts, ATS development contracts with non-U.S. Federal Government ATS development customers do not represent production-type service contracts; accordingly, the Company recognizes losses as the losses are incurred; it does not accrue liabilities for anticipated losses.
Tools - The Company procures tools on behalf of certain customers. Tool revenue is recognized at the point in time when control of the tool transfers to the customer. The point in time when control of a tool transfers to the customer is determined by customer contract terms. For some customers, control transfers when the tool is shipped or delivered to a SkyWater facility, while for other customers, control transfers when the tool is installed, qualified, and placed into service at a SkyWater facility.
Wafer Services - Wafers are goods that are generally customer specific, highly customized and have no alternative use to the Company. Wafer Services customers contract with the Company to manufacture wafers based on their manufacturing design specifications. The terms of Wafer Services contracts dictate when control over wafers is transferred to the Company's customers.
For contracts where orders are non-cancelable and the Company thereby maintain enforceable rights to customer performance, including rights to payment for partially completed wafers at reasonable margins, control over wafers transfers to its customers as wafers are manufactured. For these contracts, the Company recognizes revenue using an input method. This method measures the percentage of completion of wafers still in the manufacturing process by comparing total costs incurred to date to the total estimated costs to manufacture the wafers. The Company records that proportion of the transaction price as revenue in the period. The input method provides the best method of progress as it considers the steps and activities needed to manufacture a wafer and the costs associated with those steps. Costs include labor costs, manufacturing costs, material costs, and other direct costs required to manufacture customers’ wafers. The estimation of total costs requires significant judgment and any adjustment to estimates of cost to complete manufacturing may impact the proportion of completion achieved and could result in cumulative adjustments of revenue.
When the Company’s contracts allow for orders to be canceled and it does not maintain enforceable rights to customer performance on canceled orders, including a right to payment for partially completed wafers at reasonable margins, control of wafers transfers to its customers at the point in time when wafer manufacturing is complete, and wafers have been shipped to the customer. In these instances, the Company recognizes revenue based on the agreed shipping terms with its customers.

The Company has a long-standing relationship with a significant Wafer Services customer. The terms and conditions of this relationship have evolved over time and have dictated the manner in which the Company recognized revenue for the manufacture of their wafers. Prior to 2021, transfer of control of wafers, and revenue recognition occurred as completed wafers were shipped to the customer. In fiscal year 2021, this customer requested that it be able to purchase wafers and for those wafers to be shipped to them at a later date of their choosing. With the introduction of these bill and hold terms, transfer of control of the wafers, and revenue recognition occurred as wafers completed post-manufacturing electrical testing and became available for shipment to the customer. In March 2022, the Company signed a new contract with this customer pursuant to which orders became non-cancelable and thus there was a right to specific performance by the customer, including an enforceable right to payment for the cost of partially completed orders plus a reasonable profit margin. Given that the wafers produced for this customer are for customer-specific applications with no alternative use, the introduction of these contract terms demonstrated that control of the wafers transfers to the customer over time as the wafers are manufactured pursuant to ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Accordingly, the Company’s revenue recognition method for wafers produced for this customer transitioned from point in time to over-time using the Company's input method of revenue recognition. In March 2022, the Company recorded a one-time, cumulative adjustment to revenue of $8,290 for wafers still being manufactured at the time the new contract became enforceable.
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
Research and Development Expense
Research and development costs are expensed as incurred. Research and development expense include all costs incurred related to internal technology and process improvements and non-customer funded technology transfers.
Licensed Technology
The Company licenses technology and pays royalties based on the revenue of the related products sold by the Company. Royalties are expensed as incurred and included in cost of revenue in the consolidated statements of operations.
Equity-Based Compensation
Compensation cost under the Company’s equity-based compensation plans are measured at the grant date based on the fair value of the granted award, and is recognized as expense over the requisite service period. Forfeitures reduce compensation expense for non-vested awards in the period the forfeitures occur. The Black-Scholes option-pricing model is used to measure the grant-date-fair-value of awards. The Black-Scholes model requires certain assumptions to determine an award’s fair value, including expected term, risk-free interest rate, expected volatility, expected dividend yield, and fair value of underlying unit of equity to which the award relates.
Income Taxes
Income taxes are accounted for under the liability method. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Interest and penalties are recognized within interest expense and income tax (benefit) expense, respectively, in the consolidated statement of operations.

Note 4 Revenue
Disaggregated Revenue
The Company recognizes ATS development, tools, and Wafer Services revenues pursuant to its revenue recognition policies as described in Note 3 – Summary of Significant Accounting Policies. The following tables disclose revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Fiscal Year Ended December 31, 2023
	Topic 606 Revenue		Lease Revenue Per Topic 842
	Point-in-Time	Over Time		Total Revenue

ATS development
Time and materials contracts	$—	$122,343	$—	$122,343
Fixed price contracts	—	83,893	—	83,893
Other	—	—	4,668	4,668
Total ATS development	—	206,236	4,668	210,904
Tools	14,651	—	—	14,651
Wafer Services	7,564	53,563	—	61,127
Total	$22,215	$259,799	$4,668	$286,682

	Fiscal Year Ended January 1, 2023
	Topic 606 Revenue		Lease Revenue Per Topic 842
	Point-in-Time	Over Time		Total Revenue

ATS development
Time and materials contracts	$—	$85,294	$—	$85,294
Fixed price contracts	—	47,938	—	47,938
Other	—	—	4,668	4,668
Total ATS development	—	133,232	4,668	137,900
Tools	1,546	—	—	1,546
Wafer Services (1)	20,212	53,283	—	73,495
Total	$21,758	$186,515	$4,668	$212,941
__________________
(1)As discussed in Note 3 – Summary of Significant Accounting Policies, in March 2022, the Company signed a new contract with a significant Wafer Services customer that resulted in a change from point in time revenue recognition method to an over-time, input revenue recognition method. As a result of the transition, the Company recognized a one-time, cumulative adjustment to Wafer Services revenue of $8,290 for wafers still being manufactured at the time the new contract became enforceable. For the fiscal year ended January 1, 2023, $11,049 of Wafer Services revenues were recognized using the point in time method related to the period before the new contract was enforceable and $48,798 of Wafer Services revenues, inclusive of the one-time, cumulative adjustment, were recognized using the over-time method after the contract was enforceable.

	Fiscal Year Ended January 2, 2022
	Topic 606 Revenue		Lease Revenue Per Topic 842
	Point-in-Time	Over Time		Total Revenue

ATS development
Time and materials contracts	$—	$48,014	$—	$48,014
Fixed price contracts	—	39,850	—	39,850
Other	—	—	4,668	4,668
Total ATS development	—	87,864	4,668	92,532
Tools	19,159	—	—	19,159
Wafer Services	51,157	—	—	51,157
Total	$70,316	$87,864	$4,668	$162,848

The following table discloses revenue for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 by country as determined by customer address:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

United States	$261,274	$184,908	$141,106
Canada	8,327	4,135	6,216
Hong Kong	6,406	6,181	923
United Kingdom	4,639	7,147	9,226
All others	6,036	10,570	5,377
Total revenue	$286,682	$212,941	$162,848
The following customers accounted for 10% or more of revenue for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

Customer A	24%	20%	24%
Customer B	17%	28%	25%
Customer E	15%	11%	*
Customer F	10%	*	*
	66%	59%	49%
__________________
* Represents less than 10% of revenue.
The loss of a major customer could adversely affect the Company’s operating results and financial condition.
Deferred Contract Costs
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. Deferred costs are amortized as the related revenue is recognized. The Company recognized amortization of deferred contract costs totaling $847, $1,885, and $1,512 for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $29,666 and $34,625 at December 31, 2023 and January 1, 2023, respectively, and are presented net of allowances for credit losses of $99 and $0, respectively.

Balance at January 2, 2022	$16,303
Transfers to accounts receivable, net	(15,980)
Increase due to revenue recognized in advance of customer billings	34,302
Balance at January 1, 2023	34,625
Transfers to accounts receivable, net	(33,868)
Increase due to revenue recognized in advance of customer billings	29,008
Balance at December 31, 2023	$29,765

Contract Liabilities
Contract liabilities represent payments from customers for which performance obligations have not yet been satisfied. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized.
Prior Contract Related to Facility Expansion - During 2019, the Company signed a long-term contract with a significant customer that included funding for additional manufacturing capacity. Under the contract, the customer has a first right of refusal to future manufacturing capacity and product that is discounted over a period of approximately seven years, which represents a material right. Pursuant to the contract, the material right provides the customer a right to acquire a finite number of goods at a discount over the seven-year period, and such right is either exercised or expires over that term. The customer’s ability to exercise its option to acquire product at a discount began once the base contract element was completed in the second quarter of fiscal year 2022 and continues for a period of approximately seven years. Consideration allocated to the material right is being recognized when the option is exercised or expires, which is expected to occur over the estimated period in which the customer can exercise its option and benefit from purchasing discounted product.
BRIDG - In connection with the TED Agreement and CfN Lease as discussed in Note 2 – Basis of Presentation and Principles of Consolidation – Center for NeoVation, the Company executed the LOA pursuant to which it agreed to provide engineering and test wafer services as requested by BRIDG based on its standard hourly and activity-based rates, which are accounted for as revenue over time as it is performed. In addition, the Company agreed to provide BRIDG access to the cleanrooms in the facilities that are subject to the TED Agreement and the CfN Lease for an access fee of approximately $15,000, less facility expenses incurred by BRIDG of approximately $1,650. The access fee is accounted for as a stand-ready obligation with revenue recognized ratably over 38 months, the life of BRIDG’s third-party contracts for which SkyWater is a subcontractor.
The contract liabilities and other significant components of contract liabilities at December 31, 2023 and January 1, 2023 are as follows:

	December 31, 2023			January 1, 2023
	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities
Current	$44,883	$4,668	$49,551	$23,519	$4,667	$28,186
Long-term	63,810	1,944	65,754	61,356	6,611	67,967
Total	$108,693	$6,612	$115,305	$84,875	$11,278	$96,153
__________________
(1)Contract deferred revenue includes $59,323 and $68,917 at December 31, 2023 and January 1, 2023, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $10,882 were classified as current in the consolidated balance sheets at December 31, 2023 and January 1, 2023, respectively
Significant changes in contract liabilities are as follows:

Balance at January 2, 2022	$92,957
Revenue recognized included in the balance at the beginning of the year	(18,601)
Increase due to payments received, excluding amounts recognized as revenue during the year	10,519
Balance at January 1, 2023	84,875
Revenue recognized included in the balance at the beginning of the year	(22,014)
Increase due to payments received, excluding amounts recognized as revenue during the year	45,832
Balance at December 31, 2023	$108,693

Remaining Performance Obligations
At December 31, 2023, the Company had $127,961 of remaining performance obligations that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS contracts. The Company expects to recognize those revenues as it satisfies its performance obligations, which is not expected to exceed 6.5 years.
The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less. Further, it does not adjust the promised amount of consideration for the effects of a significant financing component if it expects, at contract inception, that the period between when it transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Contract Estimates
Pricing is established at, or prior to, the time of sale with customers, and the Company records sales at the agreed-upon selling price. The terms of a contract and historical business practices can, but generally do not, give rise to variable consideration. The Company estimates variable consideration at the most likely amount it will receive from customers. It includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. In general, variable consideration in its contracts relates to the entire contract. As a result, the variable consideration is allocated proportionately to all performance obligations. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current, and forecasted) that is reasonably available at contract inception. There are no significant instances where variable consideration is constrained and not considered as part of the allocated contract consideration.
Contract Modifications
When contracts are modified to account for changes in contract specifications and requirements, the Company evaluates whether the modification either creates new, or changes existing, enforceable rights and obligations in the original contract. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original product or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) under the cumulative catch-up method. When the modifications include additional performance obligations that are distinct and at a relative stand-alone selling price, they are accounted for as a new contract and performance obligation and recognized prospectively. During the year ended January 1, 2023, the Company had a significant contract modification with a customer pursuant to which the customer’s option to purchase discounted services expired during the fourth quarter of fiscal year 2022, resulting in a recognition of $4.7 million of revenue previously recorded as a contract liability. The Company had no significant contract modifications during the fiscal year ended December 31, 2023.

Note 5 Balance Sheet Information
Certain significant amounts included in the Company’s condensed consolidated balance sheets are summarized in the following tables:

	Fiscal Year Ended
Allowance for credit losses - Accounts receivable	December 31, 2023	January 1, 2023

Balance at beginning of period	$1,638	$—
Add
Adoption of Credit Loss Standard (Topic 326)	168	—
Provision for credit losses	146	1,638
Deduct
Accounts written-off	1,772	—
Less recoveries of accounts charged-off	—	—
Net account charge-offs (recoveries)	1,772	—
Balance at end of period	$180	$1,638

	Fiscal Year Ended
Allowance for credit losses - Contract assets	December 31, 2023	January 1, 2023

Balance at beginning of period	$—	$—
Add
Adoption of Credit Loss Standard (Topic 326)	207	—
Provision for credit losses	(108)	—
Deduct
Accounts written-off	—	—
Less recoveries of accounts charged-off	—	—
Net account charge-offs (recoveries)	—	—
Balance at end of period	$99	$—

Inventory	December 31, 2023	January 1, 2023

Raw materials	$4,775	$3,991
Work-in-process	19	359
Supplies and spare parts	10,547	9,047
Total inventories, current	15,341	13,397
Inventory, non-current (1)	3,293	2,605
Total inventory	$18,634	$16,002
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months following the date of the consolidated balance sheets.

Prepaid expenses and other current assets	December 31, 2023	January 1, 2023

Prepaid expenses	$2,663	$2,395
Prepaid inventory	—	129
Equipment purchased for customers (1)	12,737	5,669
Deferred contract costs	1,453	2,097
Total prepaid assets and other current assets	$16,853	$10,290
__________________
(1)The Company acquires equipment for its customers that will be installed and calibrated in SkyWater’s facility. Prior to the customer obtaining ownership and control of the equipment, the Company recorded costs, including the acquisition cost of the equipment, incurred to date within prepaid expenses and other current assets. These deferred costs will be recognized as a cost of revenue when control of the equipment transfers to the customer.

Property and equipment, net	December 31, 2023	January 1, 2023

Land	$5,396	$5,396
Buildings and improvements	88,782	88,141
Machinery and equipment	193,977	187,276
Fixed assets not yet in service	8,979	9,746
Total property and equipment, at cost (1)	297,134	290,559
Less: accumulated depreciation (1)	(137,767)	(110,644)
Total property and equipment, net (1)	$159,367	$179,915
__________________
(1)Includes $13,332 and $12,521 of cost and $3,976 and $2,781 of accumulated depreciation associated with capital assets subject to financing leases at December 31, 2023 and January 1, 2023, respectively.
Depreciation expense was $27,123, $26,353, and $25,478, for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. In December 2021, SkyWater completed an assessment of the useful lives of its machinery and equipment and adjusted the estimated useful life from seven years to ten years to better reflect the estimated periods during which the assets will remain in service. This change in accounting estimate was effective beginning in December of 2021 on a prospective basis for all machinery and equipment acquired after March 1, 2017, the date in which SkyWater became an independent company as part of a divestiture from Cypress. The effect of this change in estimate resulted in a $1,775 decrease in depreciation expense for the year ended January 1, 2023.
Intangible assets consist of (1) purchased software and license costs from the Company’s acquisition of the business in 2017; and (2) payments made under software and technology licensing arrangements with third parties. During the fiscal years ended December 31, 2023 and January 1, 2023, the Company acquired third-party software and licensed technology of $1,871 and $3,462, respectively, which will be amortized over a weighted average estimated life of 7.5 years and 9.3 years, respectively. Intangible assets are summarized as follows:

Intangible assets, net	December 31, 2023	January 1, 2023

Software and licensed technology	$12,148	$10,277
Less: accumulated amortization	(6,476)	(4,669)
Total intangible assets, net	$5,672	$5,608
For the years ended December 31, 2023, January 1, 2023, and January 2, 2022, amortization of software and licenses was $1,807, $1,839, and $1,537, respectively.

Remaining estimated aggregate annual amortization expense for intangible assets is as follows for future fiscal years:

Amortization Expense
2024	$1,269
2025	1,068
2026	758
2027	367
2028	367
Thereafter	1,843
Total	$5,672

Other assets	December 31, 2023	January 1, 2023

Inventory, non-current (1)	$3,293	$2,605
Operating lease right-of-use assets	96	141
Other assets	1,953	944
Total other assets	$5,342	$3,690
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months following the date of the consolidated balance sheets.

Accrued expenses	December 31, 2023	January 1, 2023

Accrued compensation	$10,947	$5,705
Licensed technology	—	1,500
Accrued commissions	488	30
Accrued fixed asset expenditures	—	20
Accrued royalties	3,122	4,734
Current portion of operating lease liabilities	48	44
Current portion of finance lease liabilities	645	786
Accrued inventory	1,261	1,294
Accrued consulting fees	9,345	—
Accrued restructuring costs (1)	1,319	—
Other accrued expenses	21,116	11,099
Total accrued expenses	$48,291	$25,212
__________________
(1)The Company incurred restructuring costs of $1,921 during the fiscal year ended December 31, 2023. The Company has paid $602 to date, with $1,319 remaining to be paid as of December 31, 2023.

Other long-term liabilities	December 31, 2023	January 1, 2023

Finance lease obligations	$9,275	$9,257
Operating lease liability	52	100
Accrued customer payable	—	3,728
Licensed technology	—	500
Total other long-term liabilities	$9,327	$13,585

Note 6 Debt
The components of debt outstanding at December 31, 2023 and January 1, 2023 are as follows:

	December 31, 2023	January 1, 2023

Short-term financing
Revolver	$21,794	$60,093
Tool financing advance payments	3,822	—
Unamortized debt issuance costs	(2,851)	(4,277)
Total short-term financing, net of unamortized debt issuance costs	22,765	55,816
Long-term debt
VIE Financing	35,765	36,826
Tool financing loans	6,799	3,037
Unamortized debt issuance costs	(2,490)	(2,826)
Total long-term debt, including current maturities	40,074	37,037
Less: Current portion of long-term debt	(3,976)	(1,855)
Total long-term debt, excluding current portion	$36,098	$35,182
Revolver
On December 28, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC (“Siena”). The Loan Agreement provides for a revolving line of credit of up to $100 million with a scheduled maturity date of December 2025 (the “Revolver”). The Company incurred $4,277 of debt issuance costs, which are being amortized as additional interest expense over the life of the Revolver. In connection with the entry into the Loan Agreement, the Company repaid $43,495 in outstanding indebtedness under and terminated its lending agreement with Wells Fargo, and recognized a $1,101 write-off of unamortized debt issuance costs.
Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory, and equipment, subject to various conditions, limits, and any availability block as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. Under certain circumstances, Siena may, from time to time, establish and revise reserves against the borrowing base and/or the maximum revolving facility amount.
Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5%, and 7.0% per annum. The applicable margin is an applicable percentage based on the fixed charge coverage ratio that ranges from 5.25% to 6.25% per annum for term SOFR loans and ranges from 4.25% to 5.25% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10,000 in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15,000 calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if its liquidity is less than $15,000. In addition, the Loan Agreement places certain restrictions on the Company’s ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to its stockholders. The Company is also obligated to pay to Siena, for its own benefit, certain customary fees.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the consolidated balance sheets.
The outstanding balance of the Revolver was $21,794 as of December 31, 2023 at an interest rate of 10.6% due in December 2025. The remaining availability under the Revolver was $78,205 as of December 31, 2023. As of December 31, 2023, the Company was in compliance with applicable financial covenants of the Revolver.

VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE (see Note 13 – Related Party Transactions, and Note 16 – Variable Interest Entity) entered into a loan agreement for $39,000 (the “VIE Financing”) to finance the acquisition of the building and land of the SkyWater Minnesota facility. The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, who is also the sole equity holder of Oxbow Realty. The VIE financing is not subject to financial covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a trigger event exists and the lender’s protective rights are currently enforceable. Pursuant to its protective rights, the lender has retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that are in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The funds held in the restricted accounts become remittable back to Oxbow Realty once the trigger event is cured. As of December 31, 2023, Oxbow Realty maintained a $7,936 receivable for the cumulative amount of excess payments held by the lender in the restricted account.
The VIE Financing is secured by a security interest in the land and building which was the subject of the sale-leaseback transaction (see Note 13 – Related Party Transactions – Sale-Leaseback Transaction). The Company’s VIE incurred third-party transaction costs of $65, which are recognized as debt issuance costs and are amortizing as additional interest expense over the life of the VIE Financing. The Company incurred additional third-party transaction costs of $3,487, which are recognized as debt issuance costs and are being amortized as additional interest expense over the life of the VIE Financing.
Tool Financing Loans
The Company, from time to time, enters into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. Between the fourth quarter of fiscal year 2022 and the fourth quarter of fiscal year 2023, the Company entered into arrangements to sell manufacturing tools and other equipment to financing lenders. In the fourth quarter of fiscal year 2022, these arrangements totaled $3,100 and for fiscal year 2023, these arrangements totaled $5,190. These agreements include bargain purchase options at the end of the lease terms, which the Company intends to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the Company’s consolidated balance sheets. Additionally, advance payments of $3,822 have been made to a tool vendor on the Company’s behalf by a lender. When the tool is placed into service, the Company anticipates a financing agreement will be executed to repay the lender the outstanding financial liability over a period of time. The advance payments are recorded as short-term financing on the Company’s consolidated balance sheets.
Paycheck Protection Program
On April 18, 2020, the Company received proceeds of $6,453 pursuant to a loan from TCF Bank under the Paycheck Protection Program (“PPP”). On June 10, 2021, the PPP loan was fully forgiven and $6,453 was recorded as other income in the consolidated statements of operations.
Maturities
The Revolver is due in December 2025. The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. Future principal payments as of December 31, 2023 of the Company’s long-term debt are as follows:

2024	$3,557
2025	3,879
2026	2,771
2027	1,219
2028	1,259
Thereafter	29,879
Total	$42,564

Liquidity and Cash Requirements
Historically, the Company has addressed its liquidity needs (including funds required to make scheduled principal and interest payments, refinance debt and fund working capital, and planned capital expenditures) with operating cash flows, borrowings under credit facilities, and proceeds from the term loans. The Company’s ability to execute its operating strategy is dependent on its ability to continue to access capital through the Revolver and other sources of financing and if it were unable to obtain financing on reasonable terms, this may impact its ability to execute its operating strategy.
Note 7 Income Taxes
The components of income tax (benefit) expense are as follows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

Current:
Federal	$8	$562	$379
State	41	3	(106)
Total current tax expense	49	565	273
Deferred:
Federal	(570)	148	(6,794)
State	—	96	(269)
Total deferred tax (benefit) expense	(570)	244	(7,063)
Income tax (benefit) expense	$(521)	$809	$(6,790)
A reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 21% to loss before income taxes is as follows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

Taxes at U.S. statutory tax rate	$(5,379)	$(7,573)	$(11,381)
State income taxes, net of federal income tax benefit	(1,053)	(1,689)	(1,023)
Paycheck Protection Program loan forgiveness	—	—	(1,477)
Permanent differences	580	337	59
Federal tax credits	(385)	—	(400)
Return to provision adjustments	(399)	—	—
Remeasurement of deferred tax assets and liabilities	548	(1,469)	—
Change in valuation allowance	6,256	10,035	8,210
Equity-based compensation	(200)	652	—
Non-deductible executive compensation	891	541	561
Non-controlling interest	(1,194)	(746)	(745)
Other	(186)	721	(594)
Income tax (benefit) expense	$(521)	$809	$(6,790)
Effective income tax rate	2.0%	(2.2)%	12.5%
The Company’s effective tax rates for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 differ from the statutory tax rates primarily due to state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

The significant components of deferred tax assets and liabilities are reflected in the following table:

	December 31, 2023	January 1, 2023

Deferred tax assets:
Deferred compensation and accrued vacation	$187	$493
Deferred revenue	17,295	21,969
Financing lease	9,205	8,621
Net operating loss and credit carryforwards	11,703	11,970
Inventory	5,277	9,414
Equity-based compensation	1,317	1,539
Research and development expense	10,992	2,068
Interest expense limitation	1,973	1,846
Lease liability	2,054	2,213
Other	2,324	645
Total deferred tax assets	62,327	60,778
Deferred tax liabilities:
Property and equipment	(36,180)	(41,652)
Prepaids and other	(715)	(510)
Total deferred tax liabilities	(36,895)	(42,162)
Net deferred tax asset	25,432	18,616
Valuation allowance	(26,111)	(19,855)
Net deferred tax liability after valuation allowance	$(679)	$(1,239)
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $26,111 and $19,855 was recorded as of December 31, 2023 and January 1, 2023, respectively, to reduce the net deferred tax assets to the amount that is more likely than not to be realized.
The Company had $10,257 and $11,970 of federal and state net operating loss carryforwards as of December 31, 2023 and January 1, 2023, respectively. Federal net operating loss carryforwards do not expire. Federal net operating loss carryforwards are subject to limitation of 80% of taxable income in any given tax year beginning after December 31, 2020. The Company's state net operating loss carryforwards will expire over various periods through 2043 and most are not subject to the aforementioned limitation.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct experimentation expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes if incurred in the United States. This provision resulted in a new deferred tax asset of $2,068 as of January 1, 2023. However, there was no net impact to the consolidated balance sheets as the valuation allowance was increased to fully offset this new deferred tax asset. There was no impact to the consolidated statements of operations for this provision.
On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the “IRA”) was signed into U.S. law. The IRA includes various tax provisions, including a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations and a 15% corporate alternative minimum tax that applies to certain corporations with adjusted financial statement income in excess of $1.0 billion. The Company does not expect any material impacts from these provisions.
The Company is not currently under examination by the Internal Revenue Service or in any state jurisdictions, but may be subject to examination in these jurisdictions in the future. The Company’s tax returns are open to examination for the years 2018 through 2022. The Company has analyzed its filing position with the Internal Revenue Service and all state tax jurisdictions where it filed tax returns. Management believes its income tax filing positions and deductions will be sustained on examination and do not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. No liability has been recorded for uncertain tax positions.
The Company accrues income tax-related interest and penalties, as applicable, in income tax expense in its consolidated statements of operations. No interest and penalties were incurred during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022.

Note 8 Shareholders’ Equity
Classes of Equity Units
Until the corporate conversion on April 14, 2021, the Company had three classes of limited liability interests, designated as Class A preferred units, Class B preferred units, and common units (collectively, the “Unit” or “Units”). There were 2,000,000 Class A preferred units authorized specifically for issuance upon exercise of warrants, of which none were issued and outstanding at January 3, 2021. There were 18,000,000 Class B preferred units authorized, of which 18,000,000 were issued and outstanding at January 3, 2021. There were 5,000,000 common units authorized, of which 3,057,344 were issued and 2,107,452 were outstanding as of January 3, 2021. Class A preferred units and common units were non-voting classes, and Class B preferred units are a voting class.
Conversion
On April 14, 2021, the Company completed a corporate conversion. Pursuant to the certificate of incorporation effected in connection with the corporate conversion, its authorized capital stock consists of 200,000,000 shares of voting common stock, par value $0.01 per share, and 80,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2023, giving effect to the corporate conversion and the Company's initial public offering (“IPO”), 47,028,159 shares of common stock were issued and outstanding. No shares of its preferred stock were outstanding. On April 21, 2021, the Company's common stock began trading on the Nasdaq Stock Market under the symbol “SKYT.”
Upon the corporate conversion, all Units were converted into an aggregate of 31,055,743 shares of its common stock. Each Class B preferred unit and common unit was converted into a number of shares of common stock determined by dividing (1) the amount that would have been distributed in respect of each such Unit in accordance with the operating agreement of CMI Acquisition, LLC (“CMI”), the predecessor Company, if all assets of CMI had been sold for a cash amount equal to the pre-offering value of CMI, as such value is determined by CMI’s board of managers based on the fair value of each share of common stock (net of any underwriting discounts, fees and expenses), by (2) such per share fair value. The amounts that would have been distributed for this purpose in respect of Class B preferred units and common units were determined by reference to the terms of CMI’s operating agreement, with different values applicable to each series of Units. Before any distributions were made on common units, distributions were made on each Class B preferred unit in an amount equal to the sum of an 8% “preferred return” on the deemed original equity value of each such Class B preferred unit (accrued daily since the date of issuance of each such Class B preferred unit) plus the amount of such original equity value. Only after those distributions were made, the common units, together with the Class B preferred units, shared in the remainder of the distribution on a pro rata basis. For purposes of the corporate conversion, pre-offering “per share fair value” was determined taking into account an assumed initial public offering price of common stock. Accordingly, the outstanding Units were converted as follows:
•Holders of Class B preferred units received an aggregate of 27,995,400 shares of common stock; and
•Holders of common units received an aggregate of shares 3,060,343 of common stock.
Initial Public Offering
On April 23, 2021, the Company completed its IPO and issued 8,004,000 shares of common stock, including the underwriter’s exercise of their right to purchase additional shares, at an initial offering price to the public of $14.00 per share. The Company received net proceeds from the IPO of approximately $100,162 after deducting underwriting discounts and commissions of $7,844 and offering costs of approximately $4,050.
Open Market Sale Agreement
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program. Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company’s common stock. During the fiscal year ended December 31, 2023, the Company sold 2,081,167 shares at an average sale price of $10.10 per share, resulting in gross proceeds of approximately $21,029 before deducting sales commissions and fees of approximately $631. During the fiscal year ended January 1, 2023, the Company sold 435,419 shares at an average sale price of $9.28 per share, resulting in gross proceeds of approximately $4,040 before deducting sales commission and fees of approximately $581. The Company used the net proceeds to pay down its Revolver and fund its operations. As of December 31, 2023, $74,930 in shares was available for issuance under the Open Market Sale Agreement.
Common Stock Offering
On November 17, 2022, the Company completed a public offering (the “Offering”) and issued 1,916,667 shares of common stock, including the underwriter’s exercise of its right to purchase additional shares, at a price per share of $9.00 to the public, less underwriting discounts and commissions. The Company received net proceeds of $16,100 from the Offering, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the Offering were used primarily for general corporate purposes, which included funding of operations, repayment of indebtedness, additions to working capital, and capital expenditures.

Note 9 Equity-Based Compensation
2021 Equity Incentive Plan
In connection with its IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO. On June 7, 2023, the stockholders of the Company approved an amendment to increase the number of shares available for issuance under the 2021 Equity Plan. Under the 2021 Equity Plan, as amended, 9,522,000 shares of common stock are available for issuance to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards.
Stock Options
Stock options generally vest ratable on each of the first, second, third, and fourth anniversaries of the grant date and expire in ten years from the date of grant, or vest in full on the first anniversary of the grant date and expire 15 months after the grant date. Equity-based compensation expense related to stock option awards was $2,157, $1,647, and $1,348, for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Forfeitures are recognized as they occur and the stock compensation expense on forfeited awards that have not vested is reversed.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions noted in the following table. The expected life of an option represents the period of time that options granted are expected to be outstanding and is based on the SEC Simplified Method (midpoint of average vesting time and contractual term). Expected volatility is based on an average of the historical, daily volatility of a peer group of similar companies blended with SkyWater’s historic daily volatility over a period consistent with the expected life assumption ending on the grant date. The risk-free interest rates used in the option valuation model was based on yields available on the grant dates for U.S. Treasury Strips with a maturity consistent with the expected life assumption. The Company assumed no dividend yield in the valuation of the options granted as it has never declared or paid dividends on its common stock and has no current plans to introduce dividends as it intends to retain earnings for use in operations.

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

Expected life	6.25 years	6.25 years	1.13 - 6.25 years
Expected volatility	75.1% - 76.5%	73.0%	46.0%
Risk-free interest rate	3.47% - 4.66%	2.1%	0.09% - 1.38%
The following table summarizes the stock option activity during the fiscal year ended December 31, 2023:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Balance outstanding as of January 1, 2023	1,110	$12.92
Granted	890	9.72
Exercised	—	—
Forfeited or canceled	(363)	11.24
Balance outstanding as of December 31, 2023	1,637	11.32	8.5 years	$619
Balance vested and exercisable as of December 31, 2023	254	$12.97	7.7 years	$—
The weighted average grant-date fair value of options granted in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 was $6.65, $5.50, and $5.38 respectively. As of December 31, 2023, total unrecognized compensation cost related to stock options was $5,961 and is expected to be recognized over the remaining weighted average vesting period of approximately 2.8 years.

Restricted Common Stock Units
Restricted common stock units are granted to eligible employees and generally vest ratably on each of the first, second, and third anniversaries of the grant date. Restricted common stock units granted to directors vest in full on the first anniversary of the grant date. The common stock relating to restricted common stock units is issued upon vesting. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units have been issued.
Equity-based compensation expense related to restricted common stock unit awards was $3,560, $5,692, and $10,000, for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Forfeitures are recognized as they occur and the stock compensation expense on forfeited awards that have not vested are reversed. Total unrecognized compensation cost related to restricted common stock units was $4,503 as of December 31, 2023, and is expected to be recognized over the weighted average vesting period of approximately 1.4 years. The estimated fair value of restricted common stock units is based on the grant date closing price of SkyWater’s common stock for time-based vesting awards. The total fair value of restricted stock units vested during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 was $5,001, $6,749, and $13,960 respectively.
The following table summarizes the restricted common stock unit activity during the fiscal year ended December 31, 2023:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance outstanding as of January 1, 2023	1,099	$7.99
Granted	555	9.88
Vested	(808)	6.19
Forfeited or canceled	(189)	11.24
Balance outstanding as of December 31, 2023	657	$10.18
2021 Employee Stock Purchase Plan
In connection with SkyWater’s IPO, the Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). On June 7, 2023, the stockholders of the Company approved an amendment to increase the number of shares available for issuance under the 2021 ESPP. A maximum of 1,464,000 shares of its common stock has been reserved for issuance under the 2021 ESPP, as amended. Under the 2021 ESPP, eligible employees may purchase common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of SkyWater’s common stock as of the beginning or end of each offering period, which may range from six to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of common stock may be purchased by an employee each offering period. Under the 2021 ESPP, 326, 188, and 0 shares were purchased during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. As of December 31, 2023 and January 1, 2023, $735 and $983, respectively, was withheld on behalf of employees for future purchases under the 2021 ESPP and recorded as accrued compensation. Equity-based compensation expense related to the 2021 ESPP was $1,143, $877, and $0 for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Actual forfeitures are recognized as they occur. Compensation cost related to the 2021 ESPP is recognized on a straight-line basis over each six-month offering period. As of December 31, 2023, total unrecognized compensation cost related to the 2021 ESPP was $181.
The fair value of the 2021 ESPP is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions noted in the following table. Expected volatility is based on an average of the historical, daily volatility of a peer group of similar companies over a period consistent with the expected life assumption ending on the grant date. The risk-free interest rate used in the option valuation model was based on yields available on the grant dates for U.S. Treasury Strips with maturity consistent with the expected life assumption. The Company assumed no dividend yield in the valuation of the options granted as it has never declared or paid dividends on its common stock and has no current plans to introduce dividends as it intends to retain earnings for use in operations.

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	75.1%	73.0%	46.3%
Risk-free interest rate	5.34%	3.34%	0.06%
Weighted average grant-date fair value per share	$3.57	$4.45	$8.87

Equity-Based Compensation Expense Allocation
Equity-based compensation expense was allocated in the consolidated statements of operations as follows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

Cost of revenue	$1,555	$2,470	$2,550
Research and development expense	464	575	1,148
Selling, general and administrative expense	4,841	5,171	7,979
	$6,860	$8,216	$11,677
Note 10 Benefit Plans
401(k) Plan
The Company established a defined contribution plan which qualifies under Section 401(k) of the U.S. Internal Revenue Code (the “Code”) and covers employees who meet certain age and service requirements. Employee contributions are limited to the maximum amount allowed by the Code. The Company may make discretionary matching contributions or profit-sharing contributions, which vest over a two-year period. For the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, the Company made contributions of $1,879, $1,531, and $1,751, respectively.
Long-Term Incentive Plan
The Company adopted a long-term incentive plan (“LTIP”) in 2018 for certain key employees. Management determined the key employees who were eligible to participate in the program and the amounts to be awarded to each such employee. Employees vested in the deferred compensation 50 percent after three years of service and 100 percent after five years of service. Employees are 100 percent vested in the event of death, disability, retirement, or change in control. Until January 2, 2021, the amounts awarded were adjusted annually by the percentage change in the appraised value of the Company. Effective January 3, 2021, the outstanding awards continued to vest but were no longer adjusted for the annual investment return.
Effective April 2021, the Board of Directors terminated the LTIP. Under Section 409(A) of the Code, payouts could not occur within twelve months from the date of termination, but were required to be completed within 24 months of plan termination. Beginning in June 2022, the plan asset liquidation began with participants receiving a quarter of their account value in shares of the Company’s common stock in four equal payments beginning in June 2022, and ending in March 2023. Following the March 2023 distribution, the assets of the plan are fully distributed to participants.
The value of the LTIP award was recognized as expense over the requisite service period in the consolidated statements of operations. Total compensation expense related to the LTIP was $390 and $855 for the fiscal years ended January 1, 2023, and January 2, 2022, respectively.

Note 11 Fair Value Measurements
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company uses a fair value hierarchy categorized into three levels based on inputs used. Generally, the three levels are as follows:
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
Level 3 inputs were used in the valuation of the Company's contingent consideration obligation. The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

Contingent Consideration

Balance at January 2, 2022	$816
Payments	(816)
Change in fair value	—
Balance at January 1, 2023	—
Payments
Change in fair value	—
Balance at December 31, 2023	$—
The change in fair value is reflected in the consolidated statements of operations.
The fair value of the Company’s contingent consideration liability was determined using forecasted receipts of projected future revenues of Advanced Technology Services. The royalty was paid out quarterly through fiscal year 2022. The forecasted future cash flows were discounted reflecting the risk in estimating future revenues. There are no future cash payments to be made as this liability was paid in full during fiscal year 2022.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at December 31, 2023 and January 1, 2023 due to the short maturity of these items. The carrying amount of the borrowing under the Revolver approximates its fair value due to the frequency of the floating interest rate resets on the debt. The fair value of the Revolver was determined based on inputs that are classified as Level 2 in the fair value hierarchy.
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized.
As of December 31, 2023 and January 1, 2023, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

Note 12 Commitments and Contingencies
Self-Insurance
The Company maintains a self-insurance program for its employees’ health care costs. It is liable for losses on claims up to $200 per individual and $9,138 in total for all individuals as of December 31, 2023. The Company maintains third-party insurance coverage for any losses in excess of such amounts. Self-insurance costs are accrued based on claims reported as of the balance sheet date, as well as an estimated liability for claims incurred but not reported. The accrued liability for self-insurance costs of $568 and $736 as of December 31, 2023 and January 1, 2023, respectively, was recorded in accrued expenses in the consolidated balance sheets.
Litigation
From time to time, the Company is involved in legal proceedings and subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to its interests, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors.
Capital Expenditures
The Company has various contracts outstanding with third parties which primarily relate to semiconductor tool purchases and installation. The Company has approximately $7,910 and $4,836 of contractual commitments outstanding expected to be paid in the next twelve months using cash on hand and operating cash flows as of December 31, 2023 and January 1, 2023, respectively.
Capital Lease Commitments
The Company leases certain manufacturing equipment and an office space in Kissimmee, Florida under non-cancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was $9,356 and $9,740 at December 31, 2023 and January 1, 2023, respectively.
Center for NeoVation
On January 25, 2021, the Company entered into a technology and economic development agreement (the “TED Agreement”), and a lease agreement (the “CfN Lease”) with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation (also known as “BRIDG”), to lease and operate the Center for NeoVation (the “CfN”), a semiconductor research and development and manufacturing facility in Florida. Under the CfN Lease, the Company agrees to bring the plant to full production capacity within five years, and then to operate the plant at full capacity for an additional 15 years. At the end of the lease, SkyWater will take ownership of the facility. The Company is responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring the facility to its full production capacity. Investments and costs required to bring the facility to its full capacity will be substantial. The Company may terminate the TED Agreement and CfN Lease with 18 months’ notice. In the event the Company terminates the agreements, it is required to continue to operate the CfN until the earlier of either a replacement operator is found, or the 18-months’ notice period expires, and it may be required to make a payment of up to $15,000 to Osceola.
Build Back Better Grant
In the third quarter of 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. As of December 31, 2023, SkyWater has not been obligated to pay any portion of the matching contribution to which it has committed.

Note 13 Related Party Transactions
Oxbow Industries, an affiliate of the Company’s principal stockholder, provided management and financial consulting services to us for an annual management fee not to exceed $700. The Company incurred management fees to Oxbow Industries of $215 for the fiscal year ended January 2, 2022, which has been expensed and included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
A member of the board of directors provided legal and professional services to the Company. SkyWater incurred fees of $117 for the fiscal year ended January 2, 2022, which has been expensed and included in selling, general and administrative expenses in the consolidated statements of operations. This arrangement has been terminated.
In August 2022, SkyWater entered into a support letter with Oxbow Industries to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. In March 2024, the agreement was amended to extend the term through March 18, 2026. No amounts have been provided to the Company under this agreement.
In August 2023, SkyWater entered into a consulting arrangement with Oxbow Industries for optimization of fab operations for which we recognized $1,161 of expense within cost of revenue in the Company’s consolidated statements of operations for the fiscal year ended December 31, 2023.
Oxbow Realty, the Company’s consolidated VIE, maintains arrangements with other Oxbow affiliated entities that it recognizes in its financial statements. The Company’s consolidated financial statements include $1,204 of accounts payable in relation to these arrangements.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Minnesota facility to Oxbow Realty, an affiliate of the Company’s principal stockholder, for $39,000, less applicable third-party transaction costs of $1,494 and fees paid to Oxbow Realty of $1,950, representing expenses incurred to complete the sale, and to the Company’s principal owner of $1,950, representing fees to secure a guarantee of Oxbow Realty’s loan from a bank. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. In the most recent month, the rental payment to Oxbow Realty was $418. The Company is also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of December 31, 2023 were as follows (such amounts are eliminated from the consolidated financial statements due to the consolidation of Oxbow Realty, see Note 16 – Variable Interest Entity):

2024	$5,048
2025	5,149
2026	5,252
2027	5,357
2028	5,464
Thereafter	72,408
Total lease payments	98,678
Less: imputed interest	(70,802)
Total	$27,876

Note 14 Leases
The Company leases certain property and equipment, such as its Minnesota facility, its office location in Florida, and certain production equipment under finance leases. It also leases its manufacturing location in Florida and warehouse space in Minnesota under operating leases. The Company determines if an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets.
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Some of the leases include options to extend or cancel the lease term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option at the inception of the lease. As of December 31, 2023, the Company did not intend to exercise its lease extension or cancellation options.
The Company has lease agreements with lease and non-lease components and have elected to account for these as a single lease component only for equipment leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense are as follows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023

Operating lease cost	$51	$52
Finance lease cost
Amortization of assets	1,204	1,834
Interest on lease liabilities	848	763
Total net lease cost	$2,103	$2,649
Short-term lease cost amounted to $23 and $279 for the fiscal years ended December 31, 2023 and January 1, 2023, respectively.
Supplemental cash flow information related to leases are as follows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$49	$49
Operating cash flows used for finance leases	848	757
Financing cash flows used for finance leases	935	1,603

Right of use assets obtained in exchange for lease liabilities
Operating leases	—	184
Finance leases	811	9,126
The weighted average remaining lease term and weighted average discount rates related to leases are as follows:

	December 31, 2023	January 1, 2023

Weighted average remaining lease term
Operating leases	2.0 years	3.0 years
Finance leases	12.5 years	13.7 years
Weighted average discount rate
Operating leases	4.8%	4.8%
Finance leases	8.7%	8.6%

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	December 31, 2023	January 1, 2023

Assets
Operating lease right-of-use assets	Other assets	$96	$141
Finance lease right-of-use assets	Property and equipment, net	9,356	9,740
Total lease right-of-use assets		9,452	9,881
Operating lease liabilities
Current portion of operating lease liabilities	Accrued expenses	48	44
Operating lease liabilities, excluding current portion	Other long-term liabilities	52	100
Total operating lease liabilities		100	144
Finance lease liabilities
Current portion of finance lease liabilities	Accrued expenses	645	786
Finance lease liabilities, excluding current portion	Other long-term liabilities	9,275	9,257
Total finance lease liabilities		9,920	10,043
Total lease liabilities		$10,020	$10,187
Future maturities of lease liabilities as of December 31, 2023 are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total

2024	$52	$1,432	$1,484
2025	53	1,353	1,406
2026	—	1,354	1,354
2027	—	1,341	1,341
2028	—	1,135	1,135
Thereafter	—	9,700	9,700
Total lease payments	105	16,315	16,420
Less imputed interest	(5)	(6,395)	(6,400)
Total lease liabilities	$100	$9,920	$10,020
SkyWater as the Lessor
In March 2020, SkyWater executed a contract with a customer that includes the right to use of a portion of the Company’s existing facility to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue. See Note 4 – Revenue for additional information on revenue recognition and deferred revenue of the operating lease. The carrying value of the facility space utilized by the lessee was approximately $27,000, net of accumulated depreciation of $4,095 and $2,902 as of December 31, 2023 and January 1, 2023, respectively, and is included in property and equipment on the Company’s consolidated balance sheets.
Note 15 Inventory Write Down
Although the Company manufactures against specific purchase orders, its customers may not be able to fulfill their contractual obligations. In fiscal year 2020, SkyWater manufactured temperature differential sensing wafers for a specific customer in a COVID-19-related business. The customer’s financing for its COVID-19-related business was not obtained and the customer was unable to meet it contractual payment obligations to SkyWater. The Company filed a claim against the customer for full payment and explored alternative sales channels, such as partnering with a customer, to sell the inventory. In fiscal year 2021, the Company determined it could not sell this inventory and recorded a full inventory write down of $13,442 in cost of revenue. The write-down of inventory manufactured for this specific customer was recorded separately in the Company’s consolidated statements of operations within cost of revenue.

Note 16 Variable Interest Entity
Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions. This included facilitating the purchase of the land and building of SkyWater’s Minnesota facility with proceeds from a bank loan (See Note 6 – Debt) and managing the leaseback of the land and building to SkyWater (see Note 13 – Related Party Transactions). Management determined that Oxbow Realty meets the definition of a VIE under ASC Topic 810, “Consolidations” (“Topic 810”), because it lacks sufficient equity to finance its activities. Furthermore, the Company is the primary beneficiary of Oxbow Realty as it has the power to direct operating and maintenance decisions of the Minnesota facility during the lease term, which would most significantly affect Oxbow Realty’s economic performance. As the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of Oxbow Realty pursuant to Topic 810, eliminating any transactions between the Company and Oxbow Realty, and recording a noncontrolling interest for the economic interest in Oxbow Realty not attributable to the Company because the owners of SkyWater’s common stock do not legally have rights or obligations to the profits or losses of Oxbow Realty. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of December 31, 2023 and January 1, 2023. The assets and liabilities are presented prior to consolidation, and thus do not reflect the elimination of intercompany balances.

	December 31, 2023	January 1, 2023

Cash and cash equivalents	$9	$16
Accounts receivable	8,807	—
Prepaid expenses	—	860
Finance receivable	40,707	37,652
Other assets	744	256
Total assets	$50,267	$38,784

Accounts payable	$6,053	$117
Accrued expenses	248	1,581
Contract liabilities	1,283	—
Debt	35,722	36,778
Total liabilities	$43,306	$38,476
The following table shows the revenue and expenses of Oxbow Realty that are consolidated for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022. These results of Oxbow Realty are presented prior to consolidation, and thus do not reflect the elimination of intercompany transactions.

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

Revenue	$6,861	$5,052	$5,018
General and administrative expenses	(90)	1,016	382
Interest expense	1,252	1,314	1,343
Income tax expense	36	—	—
Total expenses	1,198	2,330	1,725
Net income	$5,663	$2,722	$3,293

Note 17 Condensed Financial Information (Parent Company Only)
Since the restricted net assets of SkyWater Technology, Inc.’s subsidiaries exceed 25% of its consolidated net assets, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with the Company’s consolidated financial statements.
SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Balance Sheets

	December 31, 2023	January 1, 2023

	(in thousands, except share data)
Assets
Current assets
Income tax receivable	$172	$169
Total current assets	172	169
Due from subsidiaries	15,352	54,032
Investment in subsidiaries	53,740	53,669
Deferred income tax asset	3,419	1,616
Total assets	$72,683	$109,486
Liabilities and Shareholders’ Equity
Current liabilities
Short-term financing, net of unamortized debt issuance costs	$18,943	$55,817
Total current liabilities	18,943	55,817
Total liabilities	18,943	55,817
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2023 and January 1, 2023)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 47,028,159 and 43,704,876 shares issued and outstanding as of December 31, 2023 and January 1, 2023, respectively)	470	437
Additional paid-in capital	178,473	147,304
Accumulated deficit	(125,203)	(94,072)
Total shareholders’ equity	53,740	53,669
Total liabilities and shareholders’ equity	$72,683	$109,486

SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Statements of Operations

Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

(in thousands, except per share data)
Revenue	$—	$—	$—
Operating expenses	—	—	—
Operating income	—	—	—
Other income (expense), net	—	—	—
Loss before income taxes and equity in net loss of subsidiaries	—	—	—
Income tax expense (benefit)	—	—	—
Equity in net loss of subsidiaries	(30,756)	(39,593)	(50,696)
Net loss	$(30,756)	$(39,593)	$(50,696)
Net loss per share attributable to common shareholders, basic and diluted	$(0.68)	$(0.97)	$(1.76)
Basis of Presentation
SkyWater Technology, Inc. (the “Parent”) owns 100% of SkyWater Technology Foundry, SkyWater Federal, and SkyWater Florida, its primary operating subsidiaries. The Parent was formed from the conversion of CMI Acquisition, LLC into a Delaware corporation on April 14, 2021 and became the ultimate parent of the subsidiaries previously owned by CMI Acquisition, LLC.
The Parent is a holding company with no material operations of its own and conducts substantially all of its activities through its subsidiaries. No investment or non-controlling interest related to Oxbow Realty is shown in the parent company schedule, as subsidiaries and VIE’s are not consolidated, and the Parent does not have rights or obligations to these amounts. The Parent has no cash and, as a result, all expenses and obligations of the Parent are allocated to and paid by its subsidiaries. The Parent and SkyWater Technology Foundry are the borrowers under the Revolver discussed in Note 6 – Debt. SkyWater Technology Foundry is limited in its ability to declare dividends or make any payment on equity to, directly or indirectly, fund a dividend or other distribution to the Parent in connection with those borrowings. Dividends, redemptions, and other payments on equity (restricted payments) are limited to (1) restricted payments to the loan parties; and (2) declaring and making dividend payments or other distributions payable solely in capital stock. Due to the aforementioned restrictions, substantially all of the net assets of the Parent’s subsidiaries are restricted.
These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the investment in subsidiaries is presented under the equity method of accounting. A condensed statement of cash flows was not presented because the Parent has no cash, and, therefore, no material operating, investing, or financing cash flow activities for the fiscal year ended December 31, 2023, January 1, 2023, and January 2, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As a result, these parent-only statements should be read in conjunction with the accompanying notes to these consolidated financial statements.
Note 18 Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2023 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined no events are required to be recognized or disclosed in the consolidated financial statements and related notes other than the event described below.
On January 10, 2024, the Company signed a $120,000 commercial agreement for the sale of equipment and advanced packaging development services over five years.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding the material weaknesses in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated balance sheets as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of years in the three-year period ended December 31, 2023, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.
Previously Disclosed Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2023, we identified material weaknesses in the Control Environment, Risk Assessment, and Control Activities components of the COSO framework, including a material weakness in the revenue accounting process.
Between fiscal years 2021 and 2023, with the oversight of the Audit Committee of the Board of Directors, the Company began implementing remediation plans to address the material weaknesses in the Control Environment, Risk Assessment, and Control Activities components of the COSO framework, including the material weakness in the revenue accounting process. The Company expanded its finance and accounting team, including hiring individuals with the requisite technical accounting and finance knowledge and experience to assist with the enhancement and implementation of policies, procedures, and internal controls related to the accounting and reporting matters associated with our business.
We implemented the necessary policies, procedures, and internal controls to enable us to maintain our control environment and conduct an effective risk assessment process that is responsive to changes in the Company’s operating environment and business. Management concluded that these controls are designed and operating effectively and therefore consider the material weakness in the Control Environment and Risk Assessment components of the COSO framework identified in prior fiscal years remediated as of December 31, 2023.
Additionally, while we implemented the necessary internal controls across our accounting processes and accounting information technology processes, notably for our revenue, financial reporting, and expenditures process and their related accounting information technology applications, during fiscal year 2023, our ability to demonstrate sustained operation of these controls, and therefore our ability to remediate the previously identified material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, was slowed due to (a) the significant growth in our market offerings and business operations, which increased the volume and complexity of our transactions and necessitated the implementation of a significant number of new controls and enhancements to existing controls; (b) the onboarding of new accounting and finance personnel; and (c) the timing of when new controls were implemented or enhanced, which limited our time and ability to remediate any control deficiencies identified in the operation of those controls post-implementation.
While we believe that our efforts have improved the design of our internal control over financial reporting, remediation of the material weakness in the Control Activities component of the COSO framework and the revenue accounting material weakness will require further validation and testing of the effectiveness of internal controls over a sustained period of time.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of the Audit Committee of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Upon completing this evaluation, management concluded, based upon the existence of the material weaknesses in the Control Activities component of the COSO framework and the revenue accounting process, described below, that we did not maintain effective internal control over financial reporting as of December 31, 2023.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Throughout fiscal year 2023, the Company implemented process-level and information technology general controls in accordance with its plans to remediate the material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, identified in prior fiscal years. While these controls were designed and implemented, certain of the controls did not effectively operate for a sustained period of time during fiscal year 2023. Due to the lack of sustained operation of new or enhanced process-level and information technology general controls, we determined that the material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, have not been remediated as of December 31, 2023.
Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act or a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act.
2024 Remediation Plans
As described above, remediation of the material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of time. To remediate these material weaknesses, management plans to sustain the execution of the process-level and information technology controls implemented or enhanced in fiscal year 2023 throughout fiscal year 2024 and perform testing to validate the effectiveness of those controls. We will not be able to conclude whether the actions we are taking will remediate these material weaknesses until we have completed our remediation plans and perform testing to validate the effectiveness of these controls.
As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation actions described above. We will also continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. The material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, cannot be considered remediated until the controls we implemented in fiscal year 2023 have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weaknesses described above and the remediation of certain of the material weaknesses that existed as of January 1, 2023, there were no changes during the quarter ended December 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(b) During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Code of Ethics and Code of Conduct
Our code of ethics is applicable to our chief executive officer and senior financial officers. In addition, we have adopted a code of conduct applicable to the conduct of our business by our employees, officers, and directors. Our code of ethics and code of conduct are posted on our website (www.skywatertechnology.com/certifications-policies/). We do not incorporate the information on our website into this Annual Report on Form 10-K and you should not consider any such information that can be accessed through our website as part of this Annual Report. We intend to disclose any amendments to certain provisions of our code of ethics, or any waivers of those provisions, as required by the Nasdaq Listing Rules, the rules and regulations of the SEC and applicable law on our website promptly following the date of such amendment or waiver.
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
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our shareholders (1)	1,637,000 (2)	$11.32 (3)	7,137,035 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total	1,637,000	$11.32 (3)	7,137,035 (4)
__________________
(1)Columns (a) and (c) of the table above do not include 657,000 unvested restricted common stock units outstanding under the SkyWater Technology, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”) or 981,024 shares available for issuance under the SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan.
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

10.1+
SkyWater Technology, Inc. 2021 Equity Incentive Plan effective June 7, 2023 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2023)

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

10.5+
Restricted Stock Unit Agreement for Directors pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.6+
SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan effective June 7, 2023 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2023)

10.7†
Process Technology License Agreement, dated as of March 1, 2017, by and between Cypress Semiconductor Corporation and Cypress Semiconductor (Minnesota) Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.8†
Amendment No. 1 to the Process Technology License Agreement, dated as of March 19, 2020, by and between Cypress Semiconductor Corporation and SkyWater Technology Foundry, Inc. (f/k/a Cypress Semiconductor (Minnesota) Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.9†
Amendment No. 2 to the Process Technology License Agreement, dated as of April 16, 2020, by and between Cypress Semiconductor Corporation and SkyWater Technology Foundry, Inc. (f/k/a Cypress Semiconductor (Minnesota) Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.10
Purchase Agreement, dated as of September 29, 2020, by and between SkyWater Technology Foundry, Inc. and Oxbow Realty Partners, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.11
Lease, dated as of September 30, 2020, by and between Oxbow Realty Partners, LLC, as landlord, and SkyWater Technology Foundry, Inc., as tenant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.12
Loan and Security Agreement, dated as of December 28, 2022, among Siena Lending Group LLC, as Agent; Siena Lending Group LLC and GRC SPV Investments, LLC, as Lenders; SkyWater Technology Foundry, Inc., SkyWater Federal, LLC and SkyWater Florida, Inc., as Borrowers; and SkyWater Technology, Inc., as Guarantor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2023)

10.13
Open Market Sale AgreementSM between SkyWater Technology, Inc. and Jefferies LLC, dated September 2, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2022)

10.14
Frame Agreement for the Purchase of Wafers and Services, dated March 29, 2022, between Infineon Technologies AG and SkyWater Technology Foundry, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022)

10.15
Technology and Economic Development Agreement, dated January 25, 2021, by and between Osceola County, Florida and SkyWater Florida, Inc., and joined for limited purposes by ICAMR, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.16	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.17+	SkyWater Technology, Inc. Executive Severance and Change of Control Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.18+	SkyWater Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021)

10.19
Consulting Agreement, dated August 1, 2023, between SkyWater Technology Foundry, Inc. and Oxbow Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.1	SkyWater Technology, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SkyWater Technology, Inc.

Date: March 15, 2024	By:	/s/ Thomas Sonderman
Name: Thomas Sonderman Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Sonderman	Chief Executive Officer and Director	March 15, 2024
Thomas Sonderman	(Principal Executive Officer)

/s/ Steve Manko	Chief Financial Officer	March 15, 2024
Steve Manko	(Principal Financial and Accounting Officer)

/s/ Edward M. Daly	Director	March 15, 2024
Edward M. Daly

/s/ Nancy Fares	Director	March 15, 2024
Nancy Fares

/s/ Gregory B. Graves	Director	March 15, 2024
Gregory B. Graves

/s/ John T. Kurtzweil	Director	March 15, 2024
John T. Kurtzweil

/s/ Chunyi Leong	Director	March 15, 2024
Chunyi Leong

/s/ Thomas R. Lujan	Director	March 15, 2024
Thomas R. Lujan

/s/ Gary J. Obermiller	Director	March 15, 2024
Gary J. Obermiller

/s/ Loren A. Unterseher	Director	March 15, 2024
Loren A. Unterseher