Form 10-Q
period 2024-03-31
SkyWater Technology, Inc
filed 2024-05-10
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 8, 2024, the number of shares of common stock, $0.01 par value, outstanding was 47,349,929.

SkyWater Technology, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that SkyWater Technology, Inc. (“SkyWater,” the “Company,” “we,” “us,” or “our”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, our expectations regarding our business, results of operations, financial condition and prospects, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “seek,” “potential,” “believe,” “will,” “could,” “should,” “would,” and “project” or the negative thereof or variations thereon or similar words or expressions that convey the uncertainty of future events or outcomes are generally intended to identify forward-looking statements.
Our forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Key factors that may affect our results include, among others, the following:
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
•changes in local, regional, national, and international economic or political conditions, including those resulting from rising inflation and interest rates, a recession, or intensified international hostilities;
•the level and timing of U.S. government program funding;
•our ability to maintain compliance with certain U.S. government contracting requirements;
•regulatory developments in the United States and foreign countries;
•our ability to protect our intellectual property rights; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and this Quarterly Report on Form 10-Q.
Moreover, our business, results of operations, financial condition, and prospects may be affected by new risks that could emerge from time to time. In light of these risks, uncertainties and assumptions, the forward-looking events and outcomes discussed in this Quarterly Report on Form 10-Q may not occur and our actual results could differ materially and adversely from those expressed or implied in the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should not rely on forward-looking statements as predictions of future events or outcomes. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements may not be achieved or occur.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$20,002	$18,382
Accounts receivable (net of allowance for credit losses of $96 and $180, respectively)	57,895	65,961
Contract assets (net of allowance for credit losses of $62 and $99, respectively)	24,922	29,666
Inventory	15,558	15,341
Prepaid expenses and other current assets	24,528	16,853
Income tax receivable	82	172
Total current assets	142,987	146,375
Property and equipment, net	157,281	159,367
Intangible assets, net	6,320	5,672
Other assets	5,693	5,342
Total assets	$312,281	$316,756
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$3,631	$3,976
Accounts payable	25,919	19,614
Accrued expenses	30,512	48,291
Short-term financing, net of unamortized debt issuance costs	32,612	22,765
Contract liabilities	56,109	49,551
Total current liabilities	148,783	144,197
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	35,665	36,098
Long-term contract liabilities	58,605	65,754
Deferred income tax liability, net	623	679
Other long-term liabilities	9,204	9,327
Total long-term liabilities	104,097	111,858
Total liabilities	252,880	256,055
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 47,338,069 and 47,028,159 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	473	470
Additional paid-in capital	181,802	178,473
Accumulated deficit	(130,932)	(125,203)
Total shareholders’ equity, SkyWater Technology, Inc.	51,343	53,740
Noncontrolling interests	8,058	6,961
Total shareholders’ equity	59,401	60,701
Total liabilities and shareholders’ equity	$312,281	$316,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Month Period Ended
	March 31, 2024	April 2, 2023

	(in thousands, except share and per share data)
Revenue	$79,636	$66,094
Cost of revenue	66,656	49,626
Gross profit	12,980	16,468
Research and development expense	4,012	2,668
Selling, general, and administrative expense	11,169	14,895
Operating loss	(2,201)	(1,095)
Interest expense	(2,390)	(2,471)
Loss before income taxes	(4,591)	(3,566)
Income tax expense	41	—
Net loss	(4,632)	(3,566)
Less: net income attributable to noncontrolling interests	1,097	707
Net loss attributable to SkyWater Technology, Inc.	$(5,729)	$(4,273)
Net loss per share attributable to common shareholders, basic and diluted	$(0.12)	$(0.10)
Weighted average shares used in computing net loss per common share, basic and diluted	47,098,519	43,817,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three-Month Periods Ended March 31, 2024 and April 2, 2023
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	—	$—	43,705	$437	$147,304	$(94,072)	$53,669	$308	$53,977
Adoption of new accounting principle	—	—	—	—	—	(375)	(375)	—	(375)
Issuance of common stock under the ATM	—	—	245	3	2,693	—	2,696	—	2,696
Issuance of common stock pursuant to equity compensation plans	—	—	330	3	2,914	—	2,917	—	2,917
Equity-based compensation	—	—	—	—	1,853	—	1,853	—	1,853
Net distribution to VIE member	—	—	—	—	—	—	—	(30)	(30)
Net (loss) income	—	—	—	—	—	(4,273)	(4,273)	707	(3,566)
Balance at April 2, 2023	—	$—	44,280	$443	$154,764	$(98,720)	$56,487	$985	$57,472

Balance at December 31, 2023	—	$—	47,028	$470	$178,473	$(125,203)	$53,740	$6,961	$60,701
Issuance of common stock pursuant to equity compensation plans	—	—	310	3	1,257	—	1,260	—	1,260
Equity-based compensation	—	—	—	—	2,072	—	2,072	—	2,072
Net (loss) income	—	—	—	—	—	(5,729)	(5,729)	1,097	(4,632)
Balance at March 31, 2024	—	$—	47,338	$473	$181,802	$(130,932)	$51,343	$8,058	$59,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Month Period Ended
	March 31, 2024	April 2, 2023

	(in thousands)
Cash flows from operating activities
Net loss	$(4,632)	$(3,566)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	5,065	7,352
Amortization of debt issuance costs included in interest expense	440	357
Long-term incentive and equity-based compensation	2,072	1,853
Deferred income taxes	(56)	—
Provision for credit losses	(121)	2,154
Changes in operating assets and liabilities
Accounts receivable and contract assets	12,933	(6,875)
Inventories	(217)	(969)
Prepaid expenses and other assets	(8,025)	(2,653)
Accounts payable and accrued expenses	(10,883)	(3,494)
Contract liabilities, current and long-term	(590)	(5,245)
Income tax receivable and payable	90	—
Net cash used in operating activities	(3,924)	(11,086)
Cash flows from investing activities
Purchase of software and licenses	(811)	(213)
Purchases of property and equipment	(1,259)	(2,851)
Net cash used in investing activities	(2,070)	(3,064)
Cash flows from financing activities
Draws on revolving line of credit	90,500	59,350
Paydowns of revolving line of credit	(81,930)	(63,310)
Proceeds from tool financings	920	494
Principal payments on long-term debt	(862)	(317)
Cash paid for principal on finance leases	(274)	(343)
Proceeds from the issuance of common stock pursuant to equity compensation plans	1,260	1,275
Proceeds from the issuance of common stock under the ATM	—	2,696
Cash paid on licensed technology obligations	(2,000)	(1,850)
Net distributions to noncontrolling interest	—	(30)
Net cash provided by (used in) financing activities	7,614	(2,035)
Net increase (decrease) in cash and cash equivalents	1,620	(16,185)
Cash and cash equivalents - beginning of period	18,382	30,025
Cash and cash equivalents - end of period	$20,002	$13,840
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Month Period Ended
	March 31, 2024	April 2, 2023

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$1,372	$1,286
Income taxes	7	—
Noncash investing and financing activity
Capital expenditures incurred, not yet paid	$1,732	$421
Equipment acquired through capital lease obligations	—	765
Intangible assets acquired, not yet paid	713	500
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, “SkyWater,” the “Company,” “it,” or “its”), is a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility, or fab, in Minnesota and advanced packaging services from its Florida facility. SkyWater’s technology-as-a-service model leverages a foundation of proprietary technology to co-develop process technology intellectual property with its customers that enables disruptive concepts through its Advanced Technology Services (“ATS”) for diverse microelectronics (integrated circuits (“ICs”)) and related micro and nanotechnology applications. In addition to these differentiated technology development services, SkyWater supports customers with volume production of ICs for high-growth markets through its Wafer Services.
SkyWater is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Note 2 Basis of Presentation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and April 2, 2023, are presented in thousands of U.S. dollars (except share and per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with SkyWater’s annual consolidated financial statements and the related notes thereto as of December 31, 2023 and for the fiscal year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2024 and its consolidated results of operations, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2024 and April 2, 2023.
The consolidated results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 29, 2024, or for any other interim period, or for any other future fiscal year.
Principles of Consolidation
The interim condensed consolidated financial statements include the Company’s assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which it has a controlling financial interest, SkyWater Technology Foundry, Inc. (“SkyWater Technology Foundry”), SkyWater Federal, LLC (“SkyWater Federal”), SkyWater Florida, Inc. (“SkyWater Florida”), and Oxbow Realty Partners, LLC (“Oxbow Realty”), a variable interest entity (“VIE”) for which SkyWater is the primary beneficiary and an affiliate of the Company’s principal shareholder. All intercompany accounts and transactions have been eliminated in consolidation.
Liquidity and Cash Requirements
The accompanying interim condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.
For the three-month periods ended March 31, 2024 and April 2, 2023, the Company incurred net losses attributable to SkyWater Technology, Inc. of $5,729 and $4,273, respectively. As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $20,002 and $18,382, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt) and other sources of financing. The current business plans indicate that the Company may require additional liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date these interim condensed consolidated financial statements are issued. The Company has identified specific actions it could take to reduce operating costs to improve cash flow, including reductions in spending and delays in hiring personnel. If such actions are taken, it may require the Company to decrease its level of investment in new products and technologies, or discontinue further expansion of its business. The Company has also obtained a support letter from Oxbow Industries, LLC (“Oxbow Industries”), an affiliate of the Company’s principal stockholder, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. The support letter expires March 18, 2026. Based upon SkyWater’s operating forecasts, its cash and cash equivalents on hand, available borrowings on the Revolver, potential cost reduction measures it could undertake, and the support letter from Oxbow Industries, as needed, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these interim condensed consolidated financial statements are issued.
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
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the three-month periods ended March 31, 2024 and April 2, 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At March 31, 2024 and April 2, 2023, there were restricted stock units and stock options totaling 996,726 and 2,949,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three-month periods ended March 31, 2024 and April 2, 2023:

	Three-Month Period Ended
	March 31, 2024	April 2, 2023

	(in thousands, except per share data)
Numerator: net loss attributable to SkyWater Technology, Inc.	$(5,729)	$(4,273)
Denominator: weighted-average common shares outstanding, basic and diluted	47,099	43,817
Net loss per common share, basic and diluted	$(0.12)	$(0.10)

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Reportable Segment Information
Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker when making decisions regarding resource allocation and assessing performance. SkyWater operates and manages its business as one reportable segment.
Note 3 Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” later codified in Topic 326, “Financial Instruments – Credit Losses” (“Topic 326”). Topic 326 replaces the preexisting U.S. GAAP guidance that only required the recognition of credit losses when losses were probable and estimable. Topic 326 now requires recognition of credit losses based on SkyWater’s expectation of losses to be incurred while the financial instrument is held. Topic 326 was effective for most public business entities for fiscal years beginning after December 15, 2019. As an emerging growth company, SkyWater adopted Topic 326 on January 2, 2023 using the modified retrospective approach. Upon adoption, the Company increased its accumulated deficit by $375 for the effects of increasing its allowance for credit losses as of January 2, 2023. All other impacts to SkyWater’s consolidated financial position, results of operations, and cash flows were immaterial.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes.” The amendments in this update improve existing income tax disclosures, notably with respect to the income tax rate reconciliation and income taxes paid disclosures, and are effective for annual periods beginning after December 15, 2025. As an emerging growth company, SkyWater currently anticipates that it will adopt the amendments in this update for its fiscal year ending January 3, 2027. If the Company ceases to qualify as an emerging growth company before the end of its fiscal year ending December 29, 2024, the Company will adopt this ASU at an earlier date. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
Significant Accounting Policies
The annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 include discussion of the significant accounting policies and estimates used in the preparation of the interim condensed consolidated financial statements. The Company did not make any significant changes to its accounting policies and estimates during the three-month periods ended March 31, 2024.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 4 Revenue
Disaggregated Revenue
The Company recognizes ATS development, tools, and Wafer Services revenues pursuant to our revenue recognition policies as described in Note 3 – Summary of Significant Accounting Policies to the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following tables disclose revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Three-Month Period Ended March 31, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$42,496	$—	$42,496
Fixed price contracts	—	17,522	—	17,522
Other	—	—	1,167	1,167
Total ATS development	—	60,018	1,167	61,185
Tools	8,459	—	—	8,459
Wafer Services	1,145	8,847	—	9,992
Total	$9,604	$68,865	$1,167	$79,636

	Three-Month Period Ended April 2, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$27,295	$—	$27,295
Fixed price contracts	—	19,308	—	19,308
Other	—	—	1,167	1,167
Total ATS development	—	46,603	1,167	47,770
Tools	536	—	—	536
Wafer Services	3,950	13,838	—	17,788
Total	$4,486	$60,441	$1,167	$66,094
The following table discloses revenue for the three-month periods ended March 31, 2024 and April 2, 2023 by country as determined based on customer address:

	Three-Month Period Ended
	March 31, 2024	April 2, 2023

United States	$76,224	$58,202
Canada	2,233	2,388
Hong Kong	47	3,019
United Kingdom	285	104
All others	847	2,381
Total	$79,636	$66,094
Three customers each accounted for 10% or more of revenue, and in aggregate accounted for 58% and 54% of revenue for the three-month periods ended March 31, 2024 and April 2, 2023, respectively. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Deferred Contract Costs
The Company recognizes an asset for the incremental cost of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. Deferred contract costs are amortized as the related revenue is recognized. The Company recognized amortization of deferred contract costs totaling $172 and $746 for the three-month periods ended March 31, 2024 and April 2, 2023, respectively.
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $24,922 and $29,666 at March 31, 2024 and December 31, 2023, respectively, and are presented net of allowances for expected credit losses of $62 and $99, respectively, and net of accrued contract liabilities arising from certain contracts expected to generate losses over the remaining period of performance. As of March 31, 2024 and April 2, 2023, the Company maintained liabilities of $8,004 and $0, respectively, arising from contracts expected to generate losses.
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue on customer contracts and deferred lease revenue representing customer prepayments on a leasing arrangement in which the Company serves as lessor. Deferred revenue on customer contracts represents payments from customers for which performance obligations have not yet been satisfied. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The contract liabilities and other significant components of contract liabilities at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024			December 31, 2023
	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities

Current	$51,441	$4,668	$56,109	$44,883	$4,668	$49,551
Long-term	57,828	777	58,605	63,810	1,944	65,754
Total	$109,269	$5,445	$114,714	$108,693	$6,612	$115,305
__________________
(1)Contract deferred revenue includes $56,542 and $59,323 at March 31, 2024 and December 31, 2023, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $11,123 were classified as current in the interim condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
The change in contract liabilities during the three-month periods ended March 31, 2024 and April 2, 2023 are as follows:

	Three-Month Period Ended
	March 31, 2024	April 2, 2023

Balance at beginning of period	$115,305	$96,153
Revenue recognized included in the balance at the beginning of the period	(12,686)	(6,020)
Increase due to payments received, excluding amounts recognized as revenue	12,095	775
Balance at end of period	$114,714	$90,908

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Remaining Performance Obligations
At March 31, 2024, the Company had $144,892 of remaining performance obligations that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools revenue contracts. The Company expects to recognize those revenues as it satisfies its performance obligations, which is not expected to exceed 6.5 years.
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 5 Balance Sheet Information
Certain significant amounts included in the Company’s interim condensed consolidated balance sheets are summarized in the following tables:

	Three-Month Period Ended
Allowance for credit losses - Accounts receivable	March 31, 2024	April 2, 2023

Balance at beginning of period	$180	$1,638
Add
Adoption of Credit Loss Standard (Topic 326)	—	168
Provision for credit losses	(84)	2,102
Deduct
Accounts written-off	—	—
Less recoveries of accounts charged-off	—	—
Net account charge-offs (recoveries)	—	—
Balance at end of period	$96	$3,908

	Three-Month Period Ended
Allowance for credit losses - Contract assets	March 31, 2024	April 2, 2023

Balance at beginning of period	$99	$—
Add
Adoption of Credit Loss Standard (Topic 326)	—	207
Provision for credit losses	(37)	52
Deduct
Accounts written-off	—	—
Less recoveries of accounts charged-off	—	—
Net account charge-offs (recoveries)	—	—
Balance at end of period	$62	$259

Inventory	March 31, 2024	December 31, 2023

Raw materials	$5,113	$4,775
Work-in-process	12	19
Supplies and spare parts	10,433	10,547
Total inventories, current	15,558	15,341
Inventory, non-current (1)	3,586	3,293
Total inventory	$19,144	$18,634
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months following the date of the interim condensed consolidated balance sheets.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Prepaid expenses and other current assets	March 31, 2024	December 31, 2023

Prepaid expenses	$4,534	$2,663
Equipment purchased for customers (1)	18,437	12,737
Deferred contract costs	1,557	1,453
Total prepaid assets and other current assets	$24,528	$16,853
__________________
(1)The Company acquires equipment for its customers that will be installed and calibrated in SkyWater’s facility. Prior to the customer obtaining ownership and control of the equipment, the Company records costs, including equipment acquisition costs, incurred to date within prepaid expenses and other current assets. These deferred costs will be recognized as a cost of revenue when control of the equipment transfers to the customer.

Property and equipment, net	March 31, 2024	December 31, 2023

Land	$5,396	$5,396
Buildings and improvements	88,979	88,782
Machinery and equipment	192,629	193,977
Property and equipment placed in service, at cost (1)	287,004	288,155
Less: accumulated depreciation (1)	(141,095)	(137,767)
Property and equipment placed in service, net (1)	145,909	150,388
Property and equipment not yet in service	11,372	8,979
Total property and equipment, net	$157,281	$159,367
__________________
(1)Includes $13,332 and $13,332 of cost and $4,137 and $3,976 of accumulated depreciation associated with capital assets subject to financing leases at March 31, 2024 and December 31, 2023, respectively.
Depreciation expense was $4,690 and $6,856 for the three-month periods ended March 31, 2024 and April 2, 2023, respectively, substantially all of which was classified as cost of revenue.
Intangible assets consist of (1) purchased software and license costs from the Company’s acquisition of the business in 2017; and (2) payments made under software and technology licensing agreements with third parties. During the three-month period ended March 31, 2024, the Company acquired third-party software and licensed technology placed in service of $399, which will be amortized over a weighted average estimated life of 8.0 years. Intangible assets are summarized as follows:

Intangible assets, net	March 31, 2024	December 31, 2023

Software and licensed technology	$12,546	$12,148
Less: accumulated amortization	(6,851)	(6,476)
Intangible assets placed in service, net	5,695	5,672
Intangible assets not yet in service	625	—
Total intangible assets, net	$6,320	$5,672

For the three-month periods ended March 31, 2024 and April 2, 2023, amortization of software and licenses was $375 and $496, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Remaining estimated aggregate annual amortization expense for intangible assets placed in service is as follows for future fiscal years:

Amortization Expense

Remainder of 2024	$903
2025	1,059
2026	777
2027	396
2028	396
Thereafter	2,164
Total	$5,695

Other assets	March 31, 2024	December 31, 2023

Inventory, non-current (1)	$3,586	$3,293
Operating lease right-of-use assets	85	96
Other assets	2,022	1,953
Total other assets	$5,693	$5,342
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months following the date of the interim condensed consolidated balance sheets.

Accrued expenses	March 31, 2024	December 31, 2023

Accrued compensation	$7,214	$10,947
Accrued commissions	381	488
Accrued royalties	3,672	3,122
Current portion of operating lease liabilities	49	48
Current portion of finance lease liabilities	637	645
Accrued inventory	223	1,261
Accrued consulting fees	—	9,345
Accrued restructuring costs (1)	—	1,319
Other accrued expenses	18,336	21,116
Total accrued expenses	$30,512	$48,291
__________________
(1)The Company incurred restructuring costs of $1,921 during the fiscal year ended December 31, 2023. The Company paid $602 during the fiscal year ended December 31, 2023, and the remainder was paid in the three-month period ended March 31, 2024.

Other long-term liabilities	March 31, 2024	December 31, 2023

Finance lease obligations	$9,165	$9,275
Operating lease liability	39	52
Total other long-term liabilities	$9,204	$9,327

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 6 Debt
The components of debt outstanding at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023

Short-term financing
Revolver	$30,365	$21,794
Tool financing advance payments	4,742	3,822
Unamortized debt issuance costs	(2,495)	(2,851)
Total short-term financing, net of unamortized debt issuance costs	32,612	22,765
Long-term debt
VIE Financing	35,494	35,765
Tool financing loans	6,208	6,799
Unamortized debt issuance costs	(2,406)	(2,490)
Total long-term debt, including current maturities	39,296	40,074
Less: Current portion of long-term debt	(3,631)	(3,976)
Total long-term debt, excluding current portion	$35,665	$36,098
Revolver
The outstanding balance of the revolving line of credit under the Company’s Loan and Security Agreement with Siena Lending Group LLC (the “Revolver”) was $30,365 as of March 31, 2024 at an interest rate of 10.7% due in December 2025. The remaining availability under the Revolver was $62,708 as of March 31, 2024. As of March 31, 2024, the Company was in compliance with applicable financial covenants of the Revolver.
VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE (see Note 11 – Related Party Transactions and Note 12 – Variable Interest Entity), entered into a loan agreement for $39,000 (the “VIE Financing”) to finance the acquisition of the land and building of the SkyWater Minnesota facility. The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, who is also the sole equity holder of Oxbow Realty. The VIE financing is not subject to financial covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to the Company’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, restructuring, and rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a trigger event exists and the lender’s protective rights are currently enforceable. Pursuant to its protective rights, the lender has retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that are in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The funds held in the restricted accounts become remittable back to Oxbow Realty once the trigger event is cured. As of March 31, 2024, Oxbow Realty maintained a $9,559 receivable for the cumulative amount of excess payments held by the lender in the restricted account.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Tool Financing Loans
The Company, from time to time, enters into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. These agreements include bargain purchase options at the end of the lease terms which the Company intends to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the Company’s interim condensed consolidated balance sheets. Additionally, advance payments made to tool vendors by financing lenders on the Company’s behalf totaled $4,742 and $3,822 as of March 31, 2024 and December 31, 2023, respectively. When the financed tools are placed into service, the Company anticipates financing agreements will be executed to repay the lender the outstanding financial liability over a period of time. The advance payments are recorded as short-term financing on the Company’s interim condensed consolidated balance sheets.
Maturities
Future principal payments of the Company’s long-term debt, excluding unamortized debt issuance costs, are as follows:

Remainder of 2024	$2,694
2025	3,879
2026	2,771
2027	1,219
2028	1,259
Thereafter	29,880
Total	$41,702
Note 7 Income Taxes
The Company’s effective tax rates for the three-month periods ended March 31, 2024 and April 2, 2023 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates for the three-month periods ended March 31, 2024 and April 2, 2023 were (0.9)% and 0.0%, respectively.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $29,012 and $26,111 was recorded at March 31, 2024 and December 31, 2023, respectively, to reduce the net deferred tax assets to the amount that is more likely than not to be realized.
No liability has been recorded for uncertain tax positions. If applicable, the Company would accrue income tax related interest and penalties in income tax expense in its interim condensed consolidated statement of operations. There were no interest or penalties incurred during the three-month periods ended March 31, 2024 and April 2, 2023.
In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”). The CHIPS Act provides incentives to semiconductor chip manufacturers in the U.S., including providing a 25% manufacturing investment credit for investments in semiconductor manufacturing property placed in service after December 31, 2022, for which construction begins before January 1, 2027. Property investments qualify for the 25% credit if, among other requirements, the property is integral to the operation of an advanced manufacturing facility, defined as having a primary purpose of manufacturing semiconductors or semiconductor manufacturing equipment. Currently, management is evaluating the impact of the CHIPS Act on its business.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 8 Shareholders’ Equity
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the “ATM Program”). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company’s common stock. During the three-month period ended March 31, 2024, the Company did not sell shares under the ATM Program. During the three-month period ended April 2, 2023, the Company sold 245,289 shares under the ATM Program. From the date of the ATM program through March 31, 2024, the Company has cumulatively sold 2,516,586 shares at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25,070 before deducting sales commissions and fees of approximately $1,212. The Company used the net proceeds to pay down the Revolver and fund its operations.
As of March 31, 2024, the Company was authorized to sell an additional $74,930 in shares under the ATM Program.
Note 9 Equity-Based Compensation
Equity-based compensation expense was recorded in the interim condensed consolidated statements of operations as follows:

	Three-Month Period Ended
	March 31, 2024	April 2, 2023

Cost of revenue	$455	$513
Research and development expense	107	162
Selling, general and administrative expense	1,510	1,178
	$2,072	$1,853

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 10 Commitments and Contingencies
Litigation
From time to time, the Company is involved in legal proceedings and subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the resolution of these ordinary-course matters are not expected to have a material adverse effect on its business, consolidated operating results, financial condition, or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors.
Capital Expenditures
The Company has various contracts outstanding with third parties, primarily related to the purchase of tools. The Company had $8,370 and $7,910 of contractual commitments outstanding as of March 31, 2024 and December 31, 2023, respectively, that it expects to pay in the next twelve months using cash on hand and operating cash flows.
Center for NeoVation
On January 25, 2021, the Company entered into a technology and economic development agreement (the “TED Agreement”), and a lease agreement (the “CfN Lease”) with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation (also known as “BRIDG”), to lease and operate the Center for NeoVation (the “CfN”), a semiconductor research and development and manufacturing facility in Florida. Under the CfN Lease, the Company agrees to bring the plant to full production capacity within five years, and then to operate the plant at full capacity for an additional 15 years. At the end of the lease, SkyWater will take ownership of the facility. The Company is responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring the facility to its full production capacity. Investments and costs required to bring the facility to its full capacity will be substantial. The Company may terminate the TED Agreement and CfN Lease with 18 months’ notice. In the event the Company terminates the agreements, the Company must continue to operate the CfN until either a replacement operator for the CfN is identified, or the 18-month termination notice period expires. The Company may be required to make a payment of up to $15,000 to Osceola upon termination.
Build Back Better Grant
In third quarter 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. As of March 31, 2024, SkyWater has not been obligated to pay any portion of the matching contribution to which it has committed.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 11 Related Party Transactions
In August 2022, SkyWater entered into an agreement with Oxbow Industries to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. In March 2024, the agreement was amended to extend the term through March 18, 2026. No amounts have been provided to the Company under this agreement.
Oxbow Realty, the Company’s consolidated VIE, maintains arrangements with other Oxbow affiliated entities that it recognizes in its financial statements. The Company’s interim condensed consolidated financial statements include $1,204 of accounts payable in relation to these arrangements.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building back from Oxbow Realty for initial lease payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. In the most recent month, the rental payment to Oxbow Realty was $418. The Company is also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of March 31, 2024 were as follows (such amounts are eliminated from the Company’s interim condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 12 – Variable Interest Entity):

Remainder of 2024	$3,794
2025	5,149
2026	5,252
2027	5,357
2028	5,464
Thereafter	72,408
Total lease payments	97,424
Less: imputed interest	(69,508)
Total	$27,916

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 12 Variable Interest Entity
Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions on behalf of Oxbow Industries. This included facilitating the purchase of the land and building of SkyWater’s Minnesota facility with proceeds from a bank loan (see Note 6 – Debt) and managing the leaseback of the land and building to SkyWater (see Note 11 – Related Party Transactions). Management determined that Oxbow Realty meets the definition of a VIE under Accounting Standards Codification Topic 810, “Consolidations” (“Topic 810”), because it lacks sufficient equity to finance its activities. Furthermore, the Company is the primary beneficiary of Oxbow Realty as it has the power over those activities that most significantly affect Oxbow Realty’s economic performance, mainly activities focused on the operation and maintenance of the Minnesota facility. As the primary beneficiary, the Company consolidates the assets, liabilities, and results of operations of Oxbow Realty pursuant to Topic 810, eliminating any transactions between the Company and Oxbow Realty, and recording a noncontrolling interest for the economic interest in Oxbow Realty attributable to parties other than the Company’s common stock shareholders. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of March 31, 2024 and December 31, 2023. The assets and liabilities are presented prior to the elimination of intercompany balances.

	March 31, 2024	December 31, 2023

Cash and cash equivalents	$202	$9
Accounts receivable	10,567	8,807
Finance receivable	40,821	40,707
Other assets	744	744
Total assets	$52,334	$50,267

Accounts payable	$7,290	$6,053
Accrued expenses	302	248
Contract liabilities	1,232	1,283
Debt	35,452	35,722
Total liabilities	$44,276	$43,306
The following table shows the revenue and expenses of Oxbow Realty for the three-month periods ended March 31, 2024 and April 2, 2023. These results of Oxbow Realty are presented prior to the elimination of intercompany transactions.

	Three-Month Period Ended
	March 31, 2024	April 2, 2023

Revenue	$1,419	$1,318
General and administrative expenses	16	293
Interest expense	306	318
Total expenses	322	611
Net income	$1,097	$707
Note 13 Leases
SkyWater as the Lessor
In March 2020, SkyWater executed a contract with a customer that includes an operating lease for the right to use a specified portion of the Company’s Minnesota facility to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue. See Note 4 – Revenue for additional information on revenue recognition and deferred revenue of the operating lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company’s audited annual consolidated financial statements and related notes, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to historical financial information, the following discussion contains forward-looking statements that reflect the Company’s current expectations, estimates and assumptions concerning events and financial trends that may affect the Company’s future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in the Company’s forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Forward-Looking Statements” herein and elsewhere in its Annual Report on Form 10-K.
SkyWater refers to the three-month periods ended March 31, 2024 and April 2, 2023 as the first quarter of 2024 and first quarter of 2023, respectively. Each of these three-month periods includes 13 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
For purposes of this section, the terms “we,” “us,” “our,” and “SkyWater” refer to SkyWater Technology, Inc. and its subsidiaries collectively.
Overview
We are a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. Our Technology-as-a-Service model leverages a foundation of proprietary technology, engineering know-how capabilities, and microelectronics manufacturing capacity to co-develop process technology intellectual property (“IP”) with our customers that enables disruptive concepts through our Advanced Technology Services (“ATS”) for diverse microelectronics (integrated circuits (“ICs”)) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
The combination of semiconductor development and manufacturing services we provide our customers is not available to them from a conventional fab. In addition, we believe our status as a publicly-traded, U.S.-based, U.S. headquartered pure-play technology foundry with Defense Microelectronics Activity Category 1A Trusted Accreditation from the U.S. Department of Defense positions us well to provide distinct, competitive advantages to our customers. These advantages include the benefits of enhanced IP security and secure access to a U.S. domestic supply chain.
We primarily focus on serving diversified, high-growth end users in numerous vertical markets, including (1) advanced compute, (2) aerospace and defense, (3) automotive, (4) bio-health, and (5) industrial. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our ATS model, we specialize in co-creating advanced solutions with our customers that directly serve our end markets, such as infrared imaging, superconducting ICs for quantum computing and sensing, Rad-hard complementary metal oxide semiconductor (“CMOS”), integrated photonics, microelectromechanical systems (“MEMS”), technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services include the manufacture of silicon-based analog and mixed-signal ICs for our end markets. Our focus on the differentiated analog and CMOS markets supports long product life-cycles and requirements that value performance over cost-efficiencies, and leverages our portfolio IP.
Before we began independent operations, our Minnesota fab was owned and operated by Cypress Semiconductor Corporation (“Cypress”) as a captive manufacturing facility for 26 years. We have leveraged Cypress systems, manufacturing technology, and process development capabilities to advance our product offerings. We became an independent company in 2017 when we were acquired by an affiliate of Oxbow Industries, LLC (“Oxbow Industries”) as part of a divestiture from Cypress. Our multi-year foundry services agreement with Cypress, which ended in 2020, created a runway for us to operate the foundry at a high utilization rate while continuing to expand and diversify the customer base transferred by Cypress. Cypress was acquired in 2020 by Infineon Technologies AG.

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first quarters of 2024 and 2023 or are reasonably likely to impact our results in the future.
•Macroeconomic and competitive conditions, including cyclicality and consolidation, as well as government funding in semiconductor technology and manufacturing, create unique challenges and opportunities for the semiconductor industry and SkyWater.
•In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) pursuant to which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The CHIPS Act authorizes the U.S. Department of Commerce to enable execution of awards under the CHIPS Act and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development. In December 2023, we submitted an application to the CHIPS Program Office of the U.S. Department of Commerce for funding through the CHIPS and Science Act for modernization and equipment upgrades to enhance production at our Minnesota facility.
•We project customer-funded capital investment to be a significant driver of the success of our business model, as we expect customers to invest in our capabilities and enable us to develop technology platforms that will drive our future growth.
•Our overall level of indebtedness from our revolving credit agreement, which we refer to as the Revolver (as defined below and in Note 6 – Debt), financing arising from the sale and leaseback of the land and building of our Minnesota facility, which we refer to as the VIE Financing, financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment, which we refer to as the Tool Financing Loans, and the corresponding interest rates charged to us by our lenders, are key components of maintaining capital funding that allow us to continue to grow our business.
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

Results of Operations
First Quarter of 2024 Compared to the First Quarter of 2023
The following table summarizes certain financial information relating to our operating results for the first quarter of 2024 and 2023.

	First Quarter Ended		Percentage Change
	March 31, 2024	April 2, 2023

	(in thousands)
Consolidated statement of operations data:
Revenue	$79,636	$66,094	20%
Cost of revenue	66,656	49,626	34%
Gross profit	12,980	16,468	(21)%
Research and development expense	4,012	2,668	50%
Selling, general, and administrative expense	11,169	14,895	(25)%
Operating loss	(2,201)	(1,095)	101%
Interest expense	(2,390)	(2,471)	(3)%
Loss before income taxes	(4,591)	(3,566)	29%
Income tax expense	41	—	100%
Net loss	(4,632)	(3,566)	30%
Less: net income attributable to noncontrolling interests	1,097	707	55%
Net loss attributable to SkyWater Technology, Inc.	$(5,729)	$(4,273)	34%
Revenue
Revenue was $79.6 million for the first quarter of 2024 compared to $66.1 million for the first quarter of 2023, an increase of $13.5 million, or 20%. The increase in revenue was driven by an increase in ATS development revenue and tools revenue.
The following table shows revenue by service type for the first quarter of 2024 and 2023:

	First Quarter Ended
	March 31, 2024	April 2, 2023

	(in thousands)
ATS development	$61,185	$47,770
Tools	8,459	536
Wafer Services	9,992	17,788
Total	$79,636	$66,094
ATS development revenue increased $13.4 million, or 28%, from the first quarter of 2023 to the first quarter of 2024. The increase was primarily due to continued momentum in U.S. government programs to bolster the domestic semiconductor supply chain and strengthen the defense industrial base, as well as an increase in activity in the cloud and computing end market.
Tools revenue increased $7.9 million from the first quarter of 2023 to the first quarter of 2024 driven by increased investment by our customers to acquire tools that advance our capabilities for their ATS development programs.
The decrease in Wafer Services revenue of $7.8 million, or 44%, from the first quarter of 2023 to the first quarter of 2024 was primarily driven by decreased activity for automotive and bio-health customers.
Cost of revenue
Cost of revenue increased $17.0 million to $66.7 million for the first quarter of 2024 from $49.6 million for the first quarter of 2023. The increase was primarily driven by increased cost to procure tools on behalf of our customers to advance our capabilities for their ATS development programs, in addition to $8.0 million incurred during the first quarter of 2024 reflecting the anticipated additional costs for us to complete certain development milestones for a significant aerospace and defense program that we expect will generate a loss on the contract.

Research and development expense
Research and development expense increased $1.3 million to $4.0 million for the first quarter of 2024. The increase was primarily due to increased spending on platform development.
Selling, general and administrative expense
Selling, general and administrative expense decreased to $11.2 million for the first quarter of 2024, from $14.9 million for the first quarter of 2023. The decrease of $3.7 million was primarily attributable to $2.2 million of bad debt expense recorded in the first quarter of 2023 that did not occur in the first quarter of 2024.
Interest expense
Interest expense decreased to $2.4 million for the first quarter of 2024 from $2.5 million for the first quarter of 2023. The decrease of $0.1 million was primarily the result of decreased amounts outstanding under the Revolver and a lower average interest rate in the first quarter of 2024 as compared to the first quarter of 2023, partially offset by increased interest expense on tool financing loans.
Income tax expense
Income tax expense was $0.0 million for the first quarter of 2024 compared to income tax expense of $0.0 million for the first quarter of 2023. The effective income tax rate for the first quarter of 2024 was (0.9)%, compared to an effective income tax rate of 0.0% for the first quarter of 2023.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased to $1.1 million for the first quarter of 2024 from $0.7 million for the first quarter of 2023. Net income attributable to noncontrolling interests reflects the net income of Oxbow Realty, LLC (“Oxbow Realty”), the variable interest entity (“VIE”), that we consolidate and represents the economic interest in the profits and losses of the VIE that our common stock shareholders do not legally have rights or obligations to. The increase in the net income attributable to noncontrolling interests primarily relates to increased interest income from Oxbow Realty’s failed sale leaseback transaction with SkyWater.

Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt to the interim condensed consolidated financial statements) and other sources of financing. Our current business plans indicate that we may require additional liquidity to continue our operations and maintain compliance with financial covenants for the next twelve months from the date the interim condensed consolidated financial statements are issued. We have identified specific actions that we could take to reduce operating costs and improve cash flows, including reductions in spending and delays in hiring personnel. If such actions are taken, it may require us to decrease our level of planned investment in new products and technologies, or discontinue further expansion of our business. We have also obtained a support letter from Oxbow Industries, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due. The support letter expires March 18, 2026. Based upon our operational forecasts, our cash and cash equivalents on hand, our available borrowings on the Revolver, potential cost reduction measures we could take, and the support letter from Oxbow Industries, as needed, we believe we will have sufficient liquidity to fund our operations for the next twelve months from the date the interim condensed consolidated financial statements are issued.
Additionally, we could seek additional equity or debt financing, including a refinancing and/or expansion of the Revolver. However, we cannot provide any assurance that additional funds will be available when needed, or, if available, will be available on terms that are acceptable to us. Our ability to access additional funds depend on prevailing economic conditions and other factors, many of which are beyond our control.
We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.
We had $19.8 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $62.7 million at March 31, 2024. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “Indebtedness.”
ATM Program
For the first quarter of 2024, SkyWater did not sell shares under the ATM Program (as defined in Note 8 – Shareholders’ Equity). From the date of the ATM Program through the first quarter of 2024, the Company has cumulatively sold 2.5 million shares under the ATM Program at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25.1 million before deducting sales commissions and fees of approximately $1.2 million. SkyWater used the net proceeds to fund its operations.
Capital Expenditures
For the first quarters of 2024 and 2023, we spent approximately $4.1 million and $4.9 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to improvements at our Minnesota facility and the development of our advanced packaging capabilities at our Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures for the remainder of fiscal 2024.
We have approximately $8.4 million of contractual commitments relating to various anticipated capital expenditures outstanding at March 31, 2024 that we expect to pay during the remainder of 2024 through cash on hand and operating cash flows.

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
At March 31, 2024, the outstanding balance of our Revolver was $30.4 million, and our remaining availability under the Revolver was $62.7 million. As of March 31, 2024, we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
The following table sets forth general information derived from our interim condensed consolidated statement of cash flows for the first quarter of 2024 and 2023:

	First Three Months Ended
	March 31, 2024	April 2, 2023

	(in thousands)
Net cash used in operating activities	$(3,924)	$(11,086)
Net cash used in investing activities	$(2,070)	$(3,064)
Net cash provided by (used in) financing activities	$7,614	$(2,035)
Cash and Cash Equivalents
At March 31, 2024 and December 31, 2023, we had $20.0 million and $18.4 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash used in operating activities was $3.9 million during the first quarter of 2024, a decrease of $7.2 million from $11.1 million of cash used in operating activities during the first quarter of 2023. The decrease in cash used in operating activities during the first quarter of 2024 was driven primarily by a decrease in accounts receivable and contract assets of $12.9 million as a result of the timing of cash receipts from customers against revenue earned on customer contracts, partially offset by a decrease in our accrued expenses of $10.9 million during the period due to the timing of the payment of amounts owed to our vendors, and an increase in prepaid expenses and other assets of $8.0 million.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $2.1 million during the first quarter of 2024, a decrease of $1.0 million from $3.1 million during the first quarter of 2023. The decrease in cash used in investing activities during the first quarter of 2024 reflects decreased capital spending on property and equipment compared to the same period in 2023.
Financing Activities
Net cash provided by financing activities was $7.6 million during the first quarter of 2024 from net cash used in financing activities of $2.0 million during the first quarter of 2023. The increase in net cash provided by financing activities during the first quarter of 2024 was primarily driven by the net draws on our Revolver of $8.6 million.

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
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC (“Siena”). The Loan Agreement provides for a revolving line of credit of up to $100.0 million with a scheduled maturity date of December 28, 2025 (the “Revolver”). The Company incurred $4.3 million of debt issuance costs, which will be amortized as additional interest expense over the term of the Revolver. As of March 31, 2024, we had borrowings of $30.4 million under the Revolver.
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
Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5% and 7.0% per annum. The applicable margin is an applicable percentage based on the fix charged coverage ratio that ranges from 5.25% to 6.25% per annum for term SOFR loans and ranges from 4.25% to 5.25% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10.0 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15.0 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15.0 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of March 31, 2024, we were in compliance with applicable covenants of the Loan Agreement and expect to continue to be in compliance with applicable financial covenants over the next twelve months.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the interim condensed consolidated balance sheets in accordance with U.S. GAAP.
Tool Financing Loans
We, from time to time, enter into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. These agreements include bargain purchase options at the end of the lease terms which the Company intends to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the Company’s interim condensed consolidated balance sheets. Advance payments made to tool vendors by financing lenders on the Company’s behalf totaled $4.7 million and $3.8 million as of March 31, 2024 and December 31, 2023, respectively. When the financed tools are placed into service, the Company anticipates financing agreements will be executed to repay the lender the outstanding financial liability over a period of time. The advance payments are recorded as short-term financing on the Company’s interim condensed consolidated balance sheets.

Contractual Obligations
There were no significant changes outside the ordinary course of business in our contractual obligations from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Material Cash Requirements” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Critical Accounting Policies and Estimates
In connection with preparing our interim condensed consolidated financial statements in accordance with U.S. GAAP, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes are relevant at the time we prepared our interim condensed consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our interim condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.
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
There have been no changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements, see Note 3 — Summary of Significant Accounting Policies to the interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measure
Our interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. To supplement our interim condensed consolidated financial statements presented in accordance with U.S. GAAP, an additional non-GAAP financial measure is provided and reconciled in the table below.
We provide supplemental non-GAAP financial information that our management regularly evaluates to provide additional insight to investors as supplemental information to our U.S. GAAP results. Our management uses adjusted EBITDA to make informed operating decisions, complete strategic planning, prepare annual budgets, and evaluate the Company’s and our management’s performance. We believe that adjusted EBITDA is a useful performance measure to our investors because it provides a baseline for analyzing trends in our business and excludes certain items that may not be indicative of our core operating results. The use of non-GAAP financial information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measure. In addition, because this non-GAAP financial measure is not determined in accordance with U.S. GAAP, other companies, including our peers, may calculate their non-GAAP financial measures differently than we do. As a result, the non-GAAP financial measure presented in this Quarterly Report on Form 10-Q may not be directly comparable to similarly titled measures presented by other companies.
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net (loss) income before interest expense, income tax (benefit) expense, depreciation and amortization, equity-based compensation, and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests.
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

	First Quarter Ended
	March 31, 2024	April 2, 2023

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(5,729)	$(4,273)
Interest expense	2,390	2,471
Income tax expense	41	—
Depreciation and amortization	5,065	7,352
EBITDA	1,767	5,550
Equity-based compensation (1)	2,072	1,853
Net income attributable to noncontrolling interests (2)	1,097	707
Adjusted EBITDA	$4,936	$8,110
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
Interest Rate Risk
At March 31, 2024, the outstanding balance of our Revolver was $30.4 million, which bears interest at a variable rate. At March 31, 2024, the rate in effect was 10.70%. Based on the outstanding balance of our Revolver at March 31, 2024, a 100 basis point increase in the interest rate would increase interest expense by $0.3 million annually.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in our internal control over financial reporting described below.
In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and, notwithstanding the material weaknesses in internal control over financial reporting, has concluded that our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2024 and April 2, 2023, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.
Previously Reported Material Weaknesses
As disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. As of March 31, 2024, we have material weaknesses in the Control Activities component of the COSO framework and in our revenue accounting process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plans
Remediation of the material weaknesses in the Control Activities component of the COSO framework and in our revenue accounting process will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of time. To remediate these material weaknesses, management plans to sustain the execution of the process-level and information technology controls implemented or enhanced in fiscal year 2023 throughout fiscal year 2024. We will not be able to conclude whether the actions we are taking will remediate these material weaknesses until we have completed our remediation plans and perform testing to validate the effectiveness of these controls.
As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses in the Control Activities components of the COSO framework and our revenue accounting process, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation actions described above. The material weaknesses in the Control Activities component of the COSO framework and our revenue accounting process cannot be considered remediated until the controls we implemented in fiscal year 2023 have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During the three-month period ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SkyWater Technology, Inc.

Date: May 10, 2024	By:	/s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)