Form 10-Q
period 2024-06-30
SkyWater Technology, Inc
filed 2024-08-07
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 5, 2024, the number of shares of common stock, $0.01 par value, outstanding was 47,479,418.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023

	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$18,362	$18,382
Accounts receivable (net of allowance for credit losses of $433 and $180, respectively)	52,237	65,961
Contract assets (net of allowance for credit losses of $49 and $99, respectively)	18,467	29,666
Inventory	14,614	15,341
Prepaid expenses and other current assets	16,732	16,853
Income tax receivable	255	172
Total current assets	120,667	146,375
Property and equipment, net	156,926	159,367
Intangible assets, net	6,798	5,672
Other assets	6,024	5,342
Total assets	$290,415	$316,756
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$4,984	$3,976
Accounts payable	18,976	19,614
Accrued expenses	32,998	48,291
Short-term financing, net of unamortized debt issuance costs	23,879	22,765
Contract liabilities	53,087	49,551
Total current liabilities	133,924	144,197
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	37,410	36,098
Long-term contract liabilities	52,790	65,754
Deferred income tax liability, net	565	679
Other long-term liabilities	8,906	9,327
Total long-term liabilities	99,671	111,858
Total liabilities	233,595	256,055
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Common stock, $0.01 par value per share (200,000,000 shares authorized; 47,468,475 and 47,028,159 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	474	470
Additional paid-in capital	183,817	178,473
Accumulated deficit	(132,829)	(125,203)
Total shareholders’ equity, SkyWater Technology, Inc.	51,462	53,740
Noncontrolling interests	5,358	6,961
Total shareholders’ equity	56,820	60,701
Total liabilities and shareholders’ equity	$290,415	$316,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(in thousands, except share and per share data)
Revenue	$93,329	$69,811	$172,965	$135,905
Cost of revenue	76,215	53,144	142,871	102,770
Gross profit	17,114	16,667	30,094	33,135
Research and development expense	3,382	2,396	7,394	5,063
Selling, general, and administrative expense	12,332	17,820	23,502	32,716
Operating income (loss)	1,400	(3,549)	(802)	(4,644)
Interest expense	(2,482)	(2,950)	(4,871)	(5,421)
Loss before income taxes	(1,082)	(6,499)	(5,673)	(10,065)
Income tax (benefit) expense	(127)	25	(86)	25
Net loss	(955)	(6,524)	(5,587)	(10,090)
Less: net income attributable to noncontrolling interests	942	2,066	2,039	2,773
Net loss attributable to SkyWater Technology, Inc.	$(1,897)	$(8,590)	$(7,626)	$(12,863)
Net loss per share attributable to common shareholders, basic and diluted	$(0.04)	$(0.19)	$(0.16)	$(0.29)
Weighted average shares used in computing net loss per common share, basic and diluted	47,394,969	44,743,269	47,246,744	44,280,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three-Month Periods Ended June 30, 2024 and July 2, 2023
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at April 2, 2023	—	$—	44,280	$443	$154,764	$(98,720)	$56,487	$985	$57,472
Issuance of common stock under the ATM	—	—	911	9	9,448	—	9,457	—	9,457
Issuance of common stock pursuant to equity compensation plans	—	—	209	2	—	—	2	—	2
Equity-based compensation	—	—	—	—	1,967	—	1,967	—	1,967
Contribution from VIE member	—	—	—	—	—	—	—	508	508
Net (loss) income	—	—	—	—	—	(8,590)	(8,590)	2,066	(6,524)
Balance at July 2, 2023	—	$—	45,400	$454	$166,179	$(107,310)	$59,323	$3,559	$62,882

Balance at March 31, 2024	—	$—	47,338	$473	$181,802	$(130,932)	$51,343	$8,058	$59,401
Issuance of common stock pursuant to equity compensation plans	—	—	130	1	(1)	—	—	—	—
Equity-based compensation	—	—	—	—	2,016	—	2,016	—	2,016
Contribution from VIE member	—	—	—	—	—	—	—	323	323
Distribution to VIE member	—	—	—	—	—	—	—	(3,965)	(3,965)
Net (loss) income	—	—	—	—	—	(1,897)	(1,897)	942	(955)
Balance at June 30, 2024	—	$—	47,468	$474	$183,817	$(132,829)	$51,462	$5,358	$56,820
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Six-Month Periods Ended June 30, 2024 and July 2, 2023
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	—	$—	43,705	$437	$147,304	$(94,072)	$53,669	$308	$53,977
Adoption of new accounting principle	—	—	—	—	—	(375)	(375)	—	(375)
Issuance of common stock under the ATM	—	—	1,156	12	12,141	—	12,153	—	12,153
Issuance of common stock pursuant to equity compensation plans	—	—	539	5	2,914	—	2,919	—	2,919
Equity-based compensation	—	—	—	—	3,820	—	3,820	—	3,820
Contribution from VIE member	—	—	—	—	—	—	—	478	478
Net (loss) income	—	—	—	—	—	(12,863)	(12,863)	2,773	(10,090)
Balance at July 2, 2023	—	$—	45,400	$454	$166,179	$(107,310)	$59,323	$3,559	$62,882

Balance at December 31, 2023	—	$—	47,028	$470	$178,473	$(125,203)	$53,740	$6,961	$60,701
Issuance of common stock pursuant to equity compensation plans	—	—	440	4	1,256	—	1,260	—	1,260
Equity-based compensation	—	—	—	—	4,088	—	4,088	—	4,088
Contribution from VIE member	—	—	—	—	—	—	—	323	323
Distribution to VIE member	—	—	—	—	—	—	—	(3,965)	(3,965)
Net (loss) income	—	—	—	—	—	(7,626)	(7,626)	2,039	(5,587)
Balance at June 30, 2024	—	$—	47,468	$474	$183,817	$(132,829)	$51,462	$5,358	$56,820
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-Month Period Ended
	June 30, 2024	July 2, 2023

	(in thousands)
Cash flows from operating activities
Net loss	$(5,587)	$(10,090)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	9,129	14,559
Gain on sale of property and equipment	(78)	—
Amortization of debt issuance costs included in interest expense	880	876
Long-term incentive and equity-based compensation	4,088	3,820
Deferred income taxes	(115)	(37)
Provision for credit losses	203	3,602
Changes in operating assets and liabilities
Accounts receivable and contract assets	24,775	(17,425)
Inventories	727	(2,627)
Prepaid expenses and other assets	(560)	(606)
Accounts payable and accrued expenses	(18,529)	(1,771)
Contract liabilities, current and long-term	(9,427)	(8,371)
Income tax receivable and payable	(83)	62
Net cash provided by (used in) operating activities	5,423	(18,008)
Cash flows from investing activities
Purchase of software and technology licenses	(1,155)	(612)
Proceeds from sale of property and equipment	23	—
Purchases of property and equipment	(2,086)	(2,608)
Net cash used in investing activities	(3,218)	(3,220)
Cash flows from financing activities
Draws on revolving line of credit	168,500	121,350
Paydowns of revolving line of credit	(163,900)	(123,810)
Proceeds from tool financings	920	496
Repayment of tool financings	(920)	—
Principal payments on long-term debt	(2,047)	(791)
Cash paid for principal on finance leases	(396)	(456)
Proceeds from the issuance of common stock pursuant to equity compensation plans	1,260	1,276
Proceeds from the issuance of common stock under the ATM	—	12,144
Cash paid on licensed technology obligations	(2,000)	(2,350)
Contributions from noncontrolling interest	323	—
Distributions to noncontrolling interest	(3,965)	(478)
Net cash (used in) provided by financing activities	(2,225)	7,381
Net decrease in cash and cash equivalents	(20)	(13,847)
Cash and cash equivalents - beginning of period	18,382	30,025
Cash and cash equivalents - end of period	$18,362	$16,178
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-Month Period Ended
	June 30, 2024	July 2, 2023

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$3,416	$3,825
Income taxes	112	—
Noncash investing and financing activity
Capital expenditures incurred, not yet paid	$4,042	$2
Equipment acquired through finance lease obligations	—	1
Intangible assets acquired, not yet paid	706	—
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
Note 2 Basis of Presentation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and July 2, 2023, are presented in thousands of U.S. dollars (except share and per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with SkyWater’s annual consolidated financial statements and the related notes thereto as of December 31, 2023 and for the fiscal year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2024 and its consolidated results of operations, shareholders’ equity, and cash flows for the three- and six-month periods ended June 30, 2024 and July 2, 2023.
The consolidated results of operations for the three- and six-month period ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 29, 2024, or for any other interim period, or for any other future fiscal year.
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
For the three- and six-month periods ended June 30, 2024, the Company incurred net losses attributable to SkyWater Technology, Inc. of $1,897 and $7,626, respectively. For the three- and six-month periods ended July 2, 2023, the Company incurred net losses attributable to SkyWater Technology, Inc. of $8,590 and $12,863, respectively. As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $18,362 and $18,382, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt) and other sources of financing. The Company has identified specific actions it could take to reduce operating costs to improve cash flow, including reductions in spending and delays in hiring personnel. If such actions are taken, it may require the Company to decrease its level of investment in new products and technologies, or discontinue further expansion of its business. The Company has also obtained a support letter from Oxbow Industries, LLC (“Oxbow Industries”), an affiliate of the Company’s principal stockholder, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. The support letter expires March 18, 2026. Based upon SkyWater’s operating forecasts, its cash and cash equivalents on hand, available borrowings on the Revolver, and potential cost reduction measures it could undertake, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these interim condensed consolidated financial statements are issued.
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
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the three- and six-month periods ended June 30, 2024 and July 2, 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. For the three- and six-month periods ended June 30, 2024, there were restricted stock units and stock options totaling 1,577,809 and 1,246,440, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive. For each of the three- and six-month periods ended July 2, 2023, there were restricted stock units and stock options totaling 2,483,000 excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The following table sets forth the computation of basic and diluted net loss per common share for the three- and six-month periods ended June 30, 2024 and July 2, 2023:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(in thousands, except per share data)
Numerator: net loss attributable to SkyWater Technology, Inc.	$(1,897)	$(8,590)	$(7,626)	$(12,863)
Denominator: weighted-average common shares outstanding, basic and diluted	47,395	44,743	47,247	44,280
Net loss per common share, basic and diluted	$(0.04)	$(0.19)	$(0.16)	$(0.29)
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
Significant Accounting Policies
The annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 include discussion of the significant accounting policies and estimates used in the preparation of the interim condensed consolidated financial statements. The Company did not make any significant changes to its accounting policies and estimates during the three- and six-month periods ended June 30, 2024.

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

	Three-Month Period Ended June 30, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$40,363	$—	$40,363
Fixed price contracts	1,590	18,549	—	20,139
Other	—	—	1,167	1,167
Total ATS development	1,590	58,912	1,167	61,669
Tools	25,880	—	—	25,880
Wafer Services	357	5,423	—	5,780
Total	$27,827	$64,335	$1,167	$93,329

	Three-Month Period Ended July 2, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$27,914	$—	$27,914
Fixed price contracts	—	22,992	—	22,992
Other	—	—	1,167	1,167
Total ATS development	—	50,906	1,167	52,073
Tools	936	—	—	936
Wafer Services	3,238	13,564	—	16,802
Total	$4,174	$64,470	$1,167	$69,811

	Six-Month Period Ended June 30, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$82,859	$—	$82,859
Fixed price contracts	1,590	36,070	—	37,660
Other	—	—	2,334	2,334
Total ATS development	1,590	118,929	2,334	122,853
Tools	34,339	—	—	34,339
Wafer Services	1,503	14,270	—	15,773
Total	$37,432	$133,199	$2,334	$172,965

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Six-Month Period Ended July 2, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$55,210	$—	$55,210
Fixed price contracts	—	42,300	—	42,300
Other	—	—	2,334	2,334
Total ATS development	—	97,510	2,334	99,844
Tools	1,472	—	—	1,472
Wafer Services	7,188	27,401	—	34,589
Total	$8,660	$124,911	$2,334	$135,905
The following table discloses revenue for the three- and six-month periods ended June 30, 2024 and July 2, 2023 by country determined based on customer address:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

United States	$90,598	$59,920	$166,822	$118,122
Canada	1,647	2,117	3,880	4,506
Hong Kong	32	2,983	79	3,874
United Kingdom	352	3,770	637	6,002
All others	700	1,021	1,547	3,401
Total	$93,329	$69,811	$172,965	$135,905
Three customers each accounted for 10% or more of revenue, and in aggregate accounted for 72% and 66% of revenue for the three- and six-month periods ended June 30, 2024, respectively, and in aggregate accounted for 52% and 53% of revenue for the three- and six-month periods ended July 2, 2023, respectively. The loss of a major customer could adversely affect the Company’s operating results and financial condition.
Deferred Contract Costs
The Company recognizes an asset for the incremental cost of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. Deferred contract costs are amortized as the related revenue is recognized. The Company recognized amortization of deferred contract costs totaling $0 for the three-month period ended June 30, 2024 and recognized accretion of deferred contract costs of $32 for the three-month period ended July 2, 2023. The Company recognized amortization of deferred contract costs totaling $172 and $715 for the six-month periods ended June 30, 2024 and July 2, 2023, respectively.
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $18,467 and $29,666 at June 30, 2024 and December 31, 2023, respectively, and are presented net of allowances for expected credit losses of $49 and $99, respectively, and net of accrued contract liabilities arising from certain contracts expected to generate losses over the remaining period of performance. As of June 30, 2024 and December 31, 2023, the Company maintained liabilities of $6,292 and $0, respectively, arising from contracts expected to generate losses.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue on customer contracts and deferred lease revenue representing customer prepayments on a leasing arrangement in which the Company serves as lessor. Deferred revenue on customer contracts represents payments from customers for which performance obligations have not yet been satisfied. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The contract liabilities and other significant components of contract liabilities at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024			December 31, 2023
	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities

Current	$48,809	$4,278	$53,087	$44,883	$4,668	$49,551
Long-term	52,790	—	52,790	63,810	1,944	65,754
Total	$101,599	$4,278	$105,877	$108,693	$6,612	$115,305
__________________
(1)Contract deferred revenue includes $53,761 and $59,323 at June 30, 2024 and December 31, 2023, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $11,123 were classified as current in the interim condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
The change in contract liabilities during the three- and six-month periods ended June 30, 2024 and July 2, 2023 are as follows:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Balance at beginning of period	$114,714	$90,908	$115,305	$96,153
Revenue recognized included in the balance at the beginning of the period	(21,960)	(5,541)	(34,647)	(11,562)
Increase due to payments received, excluding amounts recognized as revenue	13,123	2,415	25,219	3,191
Balance at end of period	$105,877	$87,782	$105,877	$87,782
Remaining Performance Obligations
At June 30, 2024, the Company had $131,695 of remaining performance obligations that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools revenue contracts. The Company expects to recognize those revenues as it satisfies its performance obligations within the next 6.5 years.
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 5 Balance Sheet Information
Certain significant amounts included in the Company’s interim condensed consolidated balance sheets are summarized in the following tables:

	Three-Month Period Ended		Six-Month Period Ended
Allowance for credit losses - Accounts receivable	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Balance at beginning of period	$96	$3,908	$180	$1,638
Add
Adoption of Credit Loss Standard (Topic 326)	—	—	—	168
Provision for credit losses	337	1,521	253	3,623
Deduct
Accounts written-off	—	1,220	—	1,220
Less recoveries of accounts charged-off	—	—	—	—
Net account charge-offs (recoveries)	—	1,220	—	1,220
Balance at end of period	$433	$4,209	$433	$4,209

	Three-Month Period Ended		Six-Month Period Ended
Allowance for credit losses - Contract assets	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Balance at beginning of period	$62	$259	$99	$—
Add
Adoption of Credit Loss Standard (Topic 326)	—	—	—	207
Provision for credit losses	(13)	(73)	(50)	(21)
Deduct
Accounts written-off	—	—	—	—
Less recoveries of accounts charged-off	—	—	—	—
Net account charge-offs (recoveries)	—	—	—	—
Balance at end of period	$49	$186	$49	$186

Inventory	June 30, 2024	December 31, 2023

Raw materials	$4,492	$4,775
Work-in-process	16	19
Supplies and spare parts	10,106	10,547
Total inventories, current	14,614	15,341
Inventory, non-current (1)	4,004	3,293
Total inventory	$18,618	$18,634
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months following the date of the interim condensed consolidated balance sheets.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Prepaid expenses and other current assets	June 30, 2024	December 31, 2023

Prepaid expenses	$3,864	$2,663
Equipment purchased for customers (1)	11,781	12,737
Deferred contract costs	1,087	1,453
Total prepaid assets and other current assets	$16,732	$16,853
__________________
(1)The Company acquires equipment for its customers that, while owned by our customers, will be installed and qualified in a SkyWater facility. Prior to the customer obtaining ownership and control of the equipment, the Company records costs, including equipment acquisition costs, incurred to date within prepaid expenses and other current assets. These deferred costs will be recognized as a cost of revenue when control of the equipment transfers to the customer and associated tool revenue is recognized.

Property and equipment, net	June 30, 2024	December 31, 2023

Land	$5,396	$5,396
Buildings and improvements	89,180	88,782
Machinery and equipment	195,661	193,977
Property and equipment placed in service, at cost (1)	290,237	288,155
Less: accumulated depreciation (1)	(142,312)	(137,767)
Property and equipment placed in service, net (1)	147,925	150,388
Property and equipment not yet in service	9,001	8,979
Total property and equipment, net	$156,926	$159,367
__________________
(1)Includes $10,805 and $13,332 of cost and $1,947 and $3,976 of accumulated depreciation associated with capital assets subject to financing leases at June 30, 2024 and December 31, 2023, respectively.
For the three-month periods ended June 30, 2024 and July 2, 2023, depreciation expense was $3,704 and $6,700, respectively, and $8,394 and $13,556 for the six-month periods ended June 30, 2024 and July 2, 2023, respectively, substantially all of which was classified as cost of revenue.
Intangible assets consist of (1) purchased software and license costs from the Company’s acquisition of the business in 2017; and (2) payments made under software and technology licensing agreements with third parties. During the three- and six-month periods ended June 30, 2024, the Company acquired third-party software and licensed technology placed in service of $399 and $797, respectively, which will be amortized over a weighted average estimated life of 7.8 years and 7.9 years, respectively.
Intangible assets are summarized as follows:

Intangible assets, net	June 30, 2024	December 31, 2023

Software and licensed technology	$12,945	$12,148
Less: accumulated amortization	(7,211)	(6,476)
Intangible assets placed in service, net	5,734	5,672
Intangible assets not yet in service	1,064	—
Total intangible assets, net	$6,798	$5,672
    For the three-month periods ended June 30, 2024 and July 2, 2023, amortization of software and licenses was $360 and $507, respectively, and $735 and $1,003 for the six-month periods ended June 30, 2024 and July 2, 2023, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Remaining estimated aggregate annual amortization expense for intangible assets placed in service is as follows for future fiscal years:

Amortization Expense

Remainder of 2024	$635
2025	1,208
2026	927
2027	545
2028	545
Thereafter	1,874
Total	$5,734

Other assets	June 30, 2024	December 31, 2023

Inventory, non-current (1)	$4,004	$3,293
Operating lease right-of-use assets	73	96
Other assets	1,947	1,953
Total other assets	$6,024	$5,342
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months following the date of the interim condensed consolidated balance sheets.

Accrued expenses	June 30, 2024	December 31, 2023

Accrued compensation	$5,462	$10,947
Accrued commissions	468	488
Accrued royalties	3,073	3,122
Current portion of operating lease liabilities	50	48
Current portion of finance lease liabilities	621	645
Accrued inventory	154	1,261
Accrued consulting fees	—	9,345
Accrued restructuring costs (1)	—	1,319
Accrued warranty (2)	1,949	824
Accrued vendor purchase commitments (3)	13,959	10,457
Other accrued expenses	7,262	9,835
Total accrued expenses	$32,998	$48,291
__________________
(1)The Company incurred restructuring costs of $1,921 during the fiscal year ended December 31, 2023. The Company paid $602 during the fiscal year ended December 31, 2023, and the remainder was paid in the three-month period ended March 31, 2024.
(2)The Company accrued provisions for warranties of $1,623 and $(15) during the three-month periods ended June 30, 2024 and July 2, 2023, respectively, and $1,125 and $(9) for the six-month periods ended June 30, 2024 and July 2, 2023, respectively.
(3)The Company accrues what it believes to be its outstanding obligations on vendor purchase orders for goods or services provided to the Company for which bills have not yet been received.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Other long-term liabilities	June 30, 2024	December 31, 2023

Finance lease liabilities	$8,880	$9,275
Operating lease liabilities	26	52
Total other long-term liabilities	$8,906	$9,327
Note 6 Debt
The components of debt outstanding at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023

Short-term financing
Revolver	$26,017	$21,794
Tool financing advance payments (1)	—	3,822
Unamortized debt issuance costs	(2,138)	(2,851)
Total short-term financing, net of unamortized debt issuance costs	23,879	22,765
Long-term debt
VIE Financing	35,223	35,765
Tool financing loans (1)	9,491	6,799
Unamortized debt issuance costs	(2,320)	(2,490)
Total long-term debt, including current maturities	42,394	40,074
Less: Current portion of long-term debt	(4,984)	(3,976)
Total long-term debt, excluding current portion	$37,410	$36,098
__________________
(1)Tool financing advance payments represent payments made to tool vendors by a lender on the Company’s behalf prior to placing the underlying financed tool into service. When the underlying tool is placed into service, a financing agreement is executed to repay the lender the outstanding financial liability over a period of time, and the advance payment is converted to a Tool financing loan and classified as long-term debt in the Company’s condensed consolidated balance sheets.
Revolver
The outstanding balance of the revolving line of credit under the Company’s Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC (the “Revolver”) was $26,017 as of June 30, 2024 at an interest rate of 10.7% due in December 2025. Borrowing under the Revolver is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, contract assets, inventory and equipment, subject to various conditions and limits as provided in the Loan Agreement. As the borrowing base was above the borrowing limit of $100,000, the remaining availability under the Revolver was $73,983 as of June 30, 2024. As of June 30, 2024, the Company was in compliance with applicable financial covenants of the Revolver.

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
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to the Company’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. As defined in the loan agreement, a triggering event occurred beginning in the three-month period ended January 1, 2023. Pursuant to its protective rights, the lender retained in a restricted account amounts paid by SkyWater to Oxbow Realty that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. As defined in the loan agreement, no triggering events existed as of June 30, 2024.
Tool Financing Loans
The Company, from time to time, enters into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. These agreements include bargain purchase options at the end of the lease terms which the Company intends to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the Company’s interim condensed consolidated balance sheets. Additionally, advance payments made to tool vendors by financing lenders on the Company’s behalf totaled $0 and $3,822 as of June 30, 2024 and December 31, 2023, respectively. When the financed tools are placed into service, financing agreements are executed to repay the lender the outstanding financial liability over a period of time. The advance payments are recorded as short-term financing on the Company’s interim condensed consolidated balance sheets.
Maturities
Future principal payments of the Company’s long-term debt, excluding unamortized debt issuance costs, are as follows:

Remainder of 2024	$2,435
2025	5,222
2026	4,701
2027	1,219
2028	1,259
Thereafter	29,878
Total	$44,714

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 7 Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended June 30, 2024 and July 2, 2023 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates were 11.7% and (0.4)% for the three-month periods ended June 30, 2024 and July 2, 2023, respectively, and 1.5% and (0.2)% for the six-month periods ended June 30, 2024 and July 2, 2023, respectively.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $26,396 and $26,111 was recorded at June 30, 2024 and December 31, 2023, respectively, to reduce the net deferred tax assets to the amount that is more likely than not to be realized.
No liability has been recorded for uncertain tax positions. If applicable, the Company would accrue income tax related interest and penalties in income tax expense in its interim condensed consolidated statements of operations. There were no interest or penalties incurred during the three- and six-month periods ended June 30, 2024 and July 2, 2023.
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
Note 8 Shareholders’ Equity
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the “ATM Program”). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company’s common stock. During the six-month period ended June 30, 2024, the Company did not sell shares under the ATM Program. During the three and six-month periods ended July 2, 2023, the Company sold 1,056,181 and 1,301,470 shares under the ATM Program, respectively. From the date of the ATM program through June 30, 2024, the Company has cumulatively sold 2,516,586 shares at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25,070 before deducting sales commissions and fees of approximately $1,212. The Company used the net proceeds to pay down the Revolver and fund its operations.
As of June 30, 2024, the Company was authorized to sell an additional $74,930 in shares under the ATM Program.
Note 9 Equity-Based Compensation
Equity-based compensation expense was recorded in the interim condensed consolidated statements of operations as follows:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Cost of revenue	$504	$291	$959	$804
Research and development expense	90	217	197	379
Selling, general and administrative expense	1,422	1,459	2,932	2,637
	$2,016	$1,967	$4,088	$3,820

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
Capital Expenditures
The Company has various contracts outstanding with third parties, primarily related to the purchase of tools. The Company had $7,589 and $7,910 of contractual commitments outstanding as of June 30, 2024 and December 31, 2023, respectively, that it expects to pay in the next twelve months using cash on hand and operating cash flows.
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
Build Back Better Grant
In third quarter 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. As of June 30, 2024, SkyWater has not been obligated to pay any portion of the matching contribution to which it has committed.

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
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building back from Oxbow Realty for initial lease payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. In the most recent month, the rental payment to Oxbow Realty was $418. The Company is also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of June 30, 2024 were as follows (such amounts are eliminated from the Company’s interim condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 12 – Variable Interest Entity):

Remainder of 2024	$2,541
2025	5,149
2026	5,252
2027	5,357
2028	5,464
Thereafter	72,408
Total lease payments	96,171
Less: imputed interest	(68,212)
Total	$27,959

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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of June 30, 2024 and December 31, 2023. The assets and liabilities are presented prior to the elimination of intercompany balances.

	June 30, 2024	December 31, 2023

Cash and cash equivalents	$654	$9
Accounts receivable	1,099	8,807
Finance receivable	40,939	40,707
Other assets	597	744
Total assets	$43,289	$50,267

Accounts payable	$1,074	$6,053
Accrued expenses	495	248
Contract liabilities	1,180	1,283
Debt	35,182	35,722
Total liabilities	$37,931	$43,306
The following table shows the revenue and expenses of Oxbow Realty for the three- and six-month periods ended June 30, 2024 and July 2, 2023. These results of Oxbow Realty are presented prior to the elimination of intercompany transactions.

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Revenue	$1,423	$2,631	$2,842	$3,949
General and administrative expenses	23	252	39	545
Interest expense	458	313	764	631
Total expenses	481	565	803	1,176
Net income	$942	$2,066	$2,039	$2,773
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
SkyWater refers to the three-month periods ended June 30, 2024 and July 2, 2023 as the second quarter of 2024 and second quarter of 2023, respectively. Each of these three-month periods includes 13 weeks. The six-month periods ended June 30, 2024 and July 2, 2023 are referred to as the first six months of 2024 and the first six months of 2023, respectively. Each of these six-month periods includes 26 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first six months of 2024 and 2023 or are reasonably likely to impact our results in the future.
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

Results of Operations
Second Quarter of 2024 Compared to the Second Quarter of 2023
The following table summarizes certain financial information relating to our operating results for the second quarter of 2024 and 2023.

	Second Quarter Ended		Percentage Change
	June 30, 2024	July 2, 2023

	(in thousands)
Consolidated statements of operations data:
Revenue	$93,329	$69,811	34%
Cost of revenue	76,215	53,144	(43)%
Gross profit	17,114	16,667	3%
Research and development expense	3,382	2,396	(41)%
Selling, general, and administrative expense	12,332	17,820	31%
Operating income (loss)	1,400	(3,549)	NM
Interest expense	(2,482)	(2,950)	16%
Loss before income taxes	(1,082)	(6,499)	83%
Income tax (benefit) expense	(127)	25	NM
Net loss	(955)	(6,524)	85%
Less: net income attributable to noncontrolling interests	942	2,066	(54)%
Net loss attributable to SkyWater Technology, Inc.	$(1,897)	$(8,590)	78%
__________________
NM - Not meaningful
First Six Months of 2024 Compared to the First Six Months of 2023
The following table summarizes certain financial information relating to the Company’s operating results for the first six months of 2024 and 2023.

	First Six Months Ended		Percentage Change
	June 30, 2024	July 2, 2023

	(in thousands)
Consolidated statements of operations data:
Revenue	$172,965	$135,905	27%
Cost of revenue	142,871	102,770	(39)%
Gross profit	30,094	33,135	(9)%
Research and development expense	7,394	5,063	(46)%
Selling, general, and administrative expense	23,502	32,716	28%
Operating loss	(802)	(4,644)	83%
Interest expense	(4,871)	(5,421)	10%
Loss before income taxes	(5,673)	(10,065)	44%
Income tax (benefit) expense	(86)	25	NM
Net loss	(5,587)	(10,090)	45%
Less: net income attributable to noncontrolling interests	2,039	2,773	(26)%
Net loss attributable to SkyWater Technology, Inc.	$(7,626)	$(12,863)	41%
__________________
NM - Not meaningful

Revenue
Revenue was $93.3 million for the second quarter of 2024 compared to $69.8 million for the second quarter of 2023, an increase of $23.5 million, or 34%. Revenue was $173.0 million for the first six months of 2024 compared to $135.9 million for the first six months of 2023, an increase of $37.1 million, or 27%. The increases in revenue were driven by increases in ATS development revenue and tools revenue, partially offset by a decrease in wafer services revenue.
The following table shows revenue by service type for the second quarter and the first six months of 2024 and 2023:

	Second Quarter Ended		First Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(in thousands)
ATS development	$61,669	$52,073	$122,853	$99,844
Tools	25,880	936	34,339	1,472
Wafer Services	5,780	16,802	15,773	34,589
Total	$93,329	$69,811	$172,965	$135,905
ATS development revenue increased $9.6 million, or 18%, from the second quarter of 2023 to the second quarter of 2024. Continued momentum in U.S. government programs to bolster the domestic semiconductor supply chain and strengthen the defense industrial base drove an increase in revenue of $16.5 million. This increase was partially offset by decreases of $3.8 million and $2.9 million in the advanced compute and industrial end-markets, respectively, due to cyclicality of the stages of our customers’ development programs.
ATS development revenue increased $23.0 million, or 23%, from the first six months of 2023 to the first six months of 2024. Continued momentum in U.S. government programs to bolster the domestic semiconductor supply chain and strengthen the defense industrial base drove an increase in revenue of $29.8 million. This increase was partially offset by decreases of $3.7 million, $2.0 million, and $1.6 million in the industrial, advanced compute, and bio-health end-markets, respectively, due to cyclicality of the stages of our customers’ development programs.
Tools revenue increased $24.9 million from the second quarter of 2023 to the second quarter of 2024, and increased $32.9 million from the first six months of 2023 to the first six months of 2024, driven by increased investment by our customers to acquire tools that advance our capabilities for their ATS development programs.
The decreases in Wafer Services revenue of $11.0 million, or 66%, from the second quarter of 2023 to the second quarter of 2024 and $18.8 million, or 54%, from the first six months of 2023 to the first six months of 2024 were primarily driven by decreased activity for broad industrial and bio-health customers as a result of higher inventory levels and softening in demand in the end markets of our customers.
Cost of revenue
Cost of revenue increased $23.1 million to $76.2 million for the second quarter of 2024 from $53.1 million for the second quarter of 2023. The increase was primarily driven by a $24.6 million increase in the cost to procure tools on behalf of our customers to advance our capabilities for their ATS development programs and a $7.2 million increase in costs related to facility expansion and other services provided to our customers as their programs grow. In addition, there was a $1.6 million increase in warranty expense. Partially offsetting these increases was a decrease in labor of $1.4 million due to variable compensation. We also benefited from a reduction in depreciation of $3.1 million. Certain Company assets received a step up in their fair value as a result of the purchase accounting treatment of the Company’s formation in March 2017 when we were acquired by Oxbow Industries, LLC as part of a divestiture from Cypress Semiconductor Corporation. These assets were fully depreciated in the first quarter of 2024.
For the first six months of 2024, cost of revenue increased $40.1 million to $142.9 million from $102.8 million for the first six months of 2023. The increase was primarily driven by a $32.4 million increase in the cost to procure tools on behalf of our customers to advance our capabilities for their ATS development programs. Additionally, we recognized $6.3 million during the first six months of 2024 to account for anticipated additional costs to complete certain development milestones for a significant aerospace and defense program that we expect will generate a loss on the contract. We also recognized a $1.1 million increase in warranty expense. Partially offsetting these increases was a decrease in labor of $1.8 million due to variable compensation.

Research and development expense
Research and development expense increased $1.0 million to $3.4 million for the second quarter of 2024. For the first six months of 2024, research and development expense increased $2.3 million to $7.4 million from $5.1 million for the first six months of 2023. The increases were primarily attributable to increased platform development efforts.
Selling, general and administrative expense
Selling, general and administrative expense decreased to $12.3 million for the second quarter of 2024, from $17.8 million for the second quarter of 2023. The decrease of $5.5 million was primarily attributable to a $4.1 million decrease in external management and operations consulting services, and a $1.2 million reduction in bad debt expense.
For the first six months of 2024, selling, general and administrative expense decreased to $23.5 million from $32.7 million for the first six months of 2023. The decrease of $9.2 million was primarily attributable to a $4.2 million decrease in external management and operations consulting services and a $3.2 million reduction in bad debt expense.
Interest expense
Interest expense decreased to $2.5 million for the second quarter of 2024 from $3.0 million for the second quarter of 2023. The decrease of $0.5 million was primarily the result of decreased amounts outstanding under the Revolver in the second quarter of 2024 as compared to the second quarter of 2023.
For the first six months of 2024, interest expense decreased to $4.9 million from $5.4 million for the first six months of 2023. The decrease of $0.6 million was primarily the result of decreased amounts outstanding under the Revolver in the first six months of 2024 as compared to the first six months of 2023.
Income tax (benefit) expense
Income tax benefit was $0.1 million for the second quarter of 2024 compared to less than $0.1 million of tax expense for the second quarter of 2023. The effective income tax rate for the second quarter of 2024 was 11.7%, compared to an effective income tax rate of (0.4)% for the second quarter of 2023. Income tax benefit was $0.1 million for the first six months of 2024 compared to less than $0.1 million of tax expense for the first six months of 2023. The effective income tax rate for the first six months of 2024 was 1.5%, compared to an effective income tax rate of (0.2)% for the first six months of 2023. Our effective tax rates for the second quarter of 2024 and 2023 and for the first six months of 2024 and 2023 differ from the U.S. statutory tax rate of 21% primarily due to application of a valuation allowance against our net deferred tax assets resulting from our assessment of our ability to utilize those deferred tax assets in future periods.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased to $0.9 million for the second quarter of 2024 from $2.1 million for the second quarter of 2023, and decreased to $2.0 million for the first six months of 2024 from $2.8 million for the first six months of 2023. Net income attributable to noncontrolling interests reflects the net income of Oxbow Realty, LLC (“Oxbow Realty”), the variable interest entity (“VIE”), that we consolidate and represents the economic interest in the profits and losses of the VIE that our common stock shareholders do not legally have rights or obligations to. The decreases in the net income attributable to noncontrolling interests primarily relates to decreased interest income from Oxbow Realty’s failed sale leaseback transaction with SkyWater.

Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt to the interim condensed consolidated financial statements) and other sources of financing. We have identified specific actions that we could take to reduce operating costs and improve cash flows, including reductions in spending and delays in hiring personnel. If such actions are taken, it may require us to decrease our level of planned investment in new products and technologies, or discontinue further expansion of our business. We have also obtained a support letter from Oxbow Industries, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due. The support letter expires March 18, 2026. Based upon our operational forecasts, our cash and cash equivalents on hand, our available borrowings on the Revolver, and potential cost reduction measures we could take, we believe we will have sufficient liquidity to fund our operations for the next twelve months from the date the interim condensed consolidated financial statements are issued.
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
We had $17.7 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $74.0 million at June 30, 2024. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “Indebtedness.”
ATM Program
For the first six months of 2024, SkyWater did not sell shares under the ATM Program (as defined in Note 8 – Shareholders’ Equity). From the date of the ATM Program through the second quarter of 2024, the Company has cumulatively sold 2.5 million shares under the ATM Program at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25.1 million before deducting sales commissions and fees of approximately $1.2 million. SkyWater used the net proceeds to fund its operations.
Capital Expenditures
For the second quarters of 2024 and 2023, we spent approximately $5.2 million and $5.6 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to improvements at our Minnesota facility and the development of our advanced packaging capabilities at our Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures for the remainder of fiscal 2024.
We have approximately $7.6 million of contractual commitments relating to various anticipated capital expenditures outstanding at June 30, 2024 that we expect to pay during the remainder of 2024 through cash on hand and operating cash flows.

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
At June 30, 2024, the outstanding balance of our Revolver was $26.0 million, and our remaining availability under the Revolver was $74.0 million. As of June 30, 2024, we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
The following table sets forth general information derived from our interim condensed consolidated statements of cash flows for the first six months of 2024 and 2023:

	First Six Months Ended
	June 30, 2024	July 2, 2023

	(in thousands)
Net cash provided by (used in) operating activities	$5,423	$(18,008)
Net cash used in investing activities	$(3,218)	$(3,220)
Net cash (used in) provided by financing activities	$(2,225)	$7,381
Cash and Cash Equivalents
At June 30, 2024 and December 31, 2023, we had $18.4 million and $18.4 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash provided by operating activities was $5.4 million during the first six months of 2024, an increase of $23.4 million from $18.0 million of cash used in operating activities during the first six months of 2023. The increase in cash provided by operating activities during the first six months of 2024 was driven primarily by a $42.2 million increase in the change in accounts receivable and contract assets from a net use of cash of $17.4 million to a net cash inflow of $24.8 million. The increase is due to improved cash collection efforts as a result of a higher quality customer mix. This increase was partially offset by a decrease in the change in accrued expenses and accounts payable of $16.8 million during the period due to the timing of the payment of amounts owed to our vendors and large accruals for consulting services and accrued compensation in the prior year, in addition to a decrease in depreciation expense as fair value step-ups from our 2017 purchase accounting were fully depreciated in the first quarter 2024.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $3.2 million during the first six months of 2024 compared to $3.2 million during the first six months of 2023 as we continue to invest in our development and manufacturing capabilities. Customers continue to invest heavily in our development and production capabilities, reducing our required capital investment in order to achieve our future growth plans.
Financing Activities
Net cash used in financing activities was $2.2 million during the first six months of 2024 from net cash provided by financing activities of $7.4 million during the first six months of 2023. The net cash used in financing activities during the first six months of 2024 compared to net cash provided by financing activities in the first six months of 2023 was primarily driven by proceeds from the issuance of common stock under our ATM program of $12.1 million in the first six months of 2023, partially offset by an increase in net draws on the revolving line of credit of $7.1 million in the first six months of 2024.

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
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC (“Siena”). The Loan Agreement provides for a revolving line of credit of up to $100.0 million with a scheduled maturity date of December 28, 2025 (the “Revolver”). The Company incurred $4.3 million of debt issuance costs, which will be amortized as additional interest expense over the term of the Revolver. As of June 30, 2024, we had borrowings of $26.0 million under the Revolver.
Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, contract assets, inventory and equipment, subject to various conditions and limits as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of contract assets and equipment. Under certain circumstances, Siena may from time to time establish and revise reserves against the borrowing base and/or the maximum revolving facility amount. As of June 30, 2024, the borrowing base was above the Loan Agreement’s $100.0 million limit.
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
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10.0 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15.0 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15.0 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of June 30, 2024, we were in compliance with applicable covenants of the Loan Agreement and expect to continue to be in compliance with applicable financial covenants over the next twelve months.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the interim condensed consolidated balance sheets in accordance with U.S. GAAP.

Tool Financing Loans
We, from time to time, enter into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. These agreements include bargain purchase options at the end of the lease terms which the Company intends to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the Company’s interim condensed consolidated balance sheets. Additionally, advance payments made to tool vendors by financing lenders on the Company’s behalf totaled zero and $3.8 million as of June 30, 2024 and December 31, 2023, respectively. When the financed tools are placed into service, financing agreements are executed to repay the lender the outstanding financial liability over a period of time. The advance payments are recorded as short-term financing on the Company’s interim condensed consolidated balance sheets.
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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net (loss) income before interest expense, income tax (benefit) expense, depreciation and amortization, equity-based compensation, and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests, business transformation costs, management transition expense, and CHIPS Act specialist fees.
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

	Second Quarter Ended		First Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(1,897)	$(8,590)	$(7,626)	$(12,863)
Interest expense	2,482	2,950	4,871	5,421
Income tax (benefit) expense	(127)	25	(86)	25
Depreciation and amortization	4,064	7,207	9,129	14,559
EBITDA	4,522	1,592	6,288	7,142
Equity-based compensation (1)	2,016	1,967	4,088	3,820
Management transition expense (2)	664	835	664	835
Business transformation costs (3)	—	2,500	—	2,500
CHIPS Act specialist fees (4)	—	1,320	—	1,320
Net income attributable to noncontrolling interests (5)	942	2,066	2,039	2,773
Adjusted EBITDA	$8,144	$10,280	$13,079	$18,390
__________________
(1)Represents non-cash equity-based compensation expense.
(2)Represents severance, separation, and other costs related to the reorganization of the manufacturing, sales, marketing, and operations leadership team.
(3)Represents expenses related to long-term transformation activities focused on improvement in automation and operational efficiency and includes project-based management consulting fees.
(4)Represents project-based specialist fees related to our CHIPS Act application process.
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
Interest Rate Risk
At June 30, 2024, the outstanding balance of our Revolver was $26.0 million, which bears interest at a variable rate. At June 30, 2024, the rate in effect was 10.7%. Based on the outstanding balance of our Revolver at June 30, 2024, a 100 basis point increase in the interest rate would increase interest expense by $0.3 million annually.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in our internal control over financial reporting described below.
In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and, notwithstanding the material weaknesses in internal control over financial reporting, has concluded that our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three- and six-month periods ended June 30, 2024 and July 2, 2023, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.
Previously Reported Material Weaknesses
As disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting related to the Controls Activity component of the COSO Framework and our revenue accounting process that were not remediated as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plans
As disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023, actions were undertaken in fiscal year 2023 to implement new controls and enhance existing controls to remediate the material weaknesses in the Control Activities component of the COSO Framework and our revenue accounting process. These actions were completed on a timeframe that did not demonstrate sustained execution of those controls throughout fiscal year 2023. Remediation of the Control Activities component of the COSO Framework and our revenue accounting process material weaknesses will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of time in fiscal year 2024. To remediate these material weaknesses, management plans to sustain the execution of the process-level and information technology controls implemented or enhanced in fiscal year 2023 throughout fiscal year 2024. We will not be able to conclude whether the actions we are taking will remediate these material weaknesses until we have completed our remediation plans and perform testing to validate the effectiveness of these controls.
As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses in the Control Activities components of the COSO Framework and our revenue accounting process, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation actions described above. The material weaknesses in the Control Activities component of the COSO Framework and our revenue accounting process cannot be considered remediated until the controls we implemented or enhanced in fiscal year 2023 have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three- or six-month periods ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During the three-month period ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SkyWater Technology, Inc.

Date: August 7, 2024	By:	/s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)