Form 10-Q
period 2024-09-29
SkyWater Technology, Inc
filed 2024-11-07
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 29, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 4, 2024, the number of shares of common stock, $0.01 par value, outstanding was 47,655,998\.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 29, 2024	December 31, 2023

	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$20,684	$18,382
Accounts receivable (net of allowance for credit losses of $378 and $180, respectively)	60,562	65,961
Contract assets (net of allowance for credit losses of $42 and $99, respectively)	29,179	29,666
Inventory	14,429	15,341
Prepaid expenses and other current assets	15,127	16,853
Income tax receivable	—	172
Total current assets	139,981	146,375
Property and equipment, net	162,972	159,367
Intangible assets, net	7,220	5,672
Other assets	4,906	5,342
Total assets	$315,079	$316,756

Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$5,099	$3,976
Accounts payable	30,217	19,614
Accrued expenses	31,430	48,291
Income taxes payable	392	—
Short-term financing, net of unamortized debt issuance costs	19,552	22,765
Contract liabilities	73,353	49,551
Total current liabilities	160,043	144,197
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	36,179	36,098
Long-term contract liabilities	41,145	65,754
Deferred income tax liability, net	378	679
Other long-term liabilities	8,780	9,327
Total long-term liabilities	86,482	111,858
Total liabilities	246,525	256,055
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of September 29, 2024 and December 31, 2023)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 47,643 and 47,028 shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively)	477	470
Additional paid-in capital	187,004	178,473
Accumulated deficit	(131,317)	(125,203)
Total shareholders’ equity, SkyWater Technology, Inc.	56,164	53,740
Noncontrolling interests	12,390	6,961
Total shareholders’ equity	68,554	60,701
Total liabilities and shareholders’ equity	$315,079	$316,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(in thousands, except per share data)
Revenue	$93,817	$71,624	$266,782	$207,529
Cost of revenue	73,582	57,477	216,453	160,247
Gross profit	20,235	14,147	50,329	47,282
Research and development expense	3,431	2,233	10,825	7,296
Selling, general, and administrative expense	12,095	16,105	35,598	48,821
Operating income (loss)	4,709	(4,191)	3,906	(8,835)
Interest expense	1,988	2,507	6,859	7,928
Income (loss) before income taxes	2,721	(6,698)	(2,953)	(16,763)
Income tax expense (benefit)	93	(96)	7	(71)
Net income (loss)	2,628	(6,602)	(2,960)	(16,692)
Less: net income attributable to noncontrolling interests	1,116	966	3,154	3,739
Net income (loss) attributable to SkyWater Technology, Inc.	$1,512	$(7,568)	$(6,114)	$(20,431)

Net income (loss) per share attributable to common shareholders, basic	$0.03	$(0.16)	$(0.13)	$(0.45)
Weighted average shares outstanding, basic	47,523	46,445	47,339	45,002

Net income (loss) per share attributable to common shareholders, diluted	$0.03	$(0.16)	$(0.13)	$(0.45)
Weighted average shares outstanding, diluted	47,640	46,445	47,339	45,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three-Month Periods Ended September 29, 2024 and October 1, 2023
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 2, 2023	—	$—	45,400	$454	$166,179	$(107,310)	$59,323	$3,559	$62,882
Issuance of common stock under the ATM	—	—	884	9	8,225	—	8,234	—	8,234
Issuance of common stock pursuant to equity compensation plans	—	—	723	7	1,029	—	1,036	—	1,036
Equity-based compensation	—	—	—	—	1,853	—	1,853	—	1,853
Contribution from noncontrolling interest	—	—	—	—	—	—	—	427	427
Net income (loss)	—	—	—	—	—	(7,568)	(7,568)	966	(6,602)
Balance at October 1, 2023	—	$—	47,007	$470	$177,286	$(114,878)	$62,878	$4,952	$67,830

Balance at June 30, 2024	—	$—	47,468	$474	$183,817	$(132,829)	$51,462	$5,358	$56,820
Issuance of common stock pursuant to equity compensation plans	—	—	175	3	1,169	—	1,172	—	1,172
Equity-based compensation	—	—	—	—	2,018	—	2,018	—	2,018
Contribution from noncontrolling interest	—	—	—	—	—	—	—	6,633	6,633
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(717)	(717)
Net income	—	—	—	—	—	1,512	1,512	1,116	2,628
Balance at September 29, 2024	—	$—	47,643	$477	$187,004	$(131,317)	$56,164	$12,390	$68,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine-Month Periods Ended September 29, 2024 and October 1, 2023
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	—	$—	43,705	$437	$147,304	$(94,072)	$53,669	$308	$53,977
Adoption of new accounting principle	—	—	—	—	—	(375)	(375)	—	(375)
Issuance of common stock under the ATM	—	—	2,040	20	20,366	—	20,386	—	20,386
Issuance of common stock pursuant to equity compensation plans	—	—	1,262	13	3,943	—	3,956	—	3,956
Equity-based compensation	—	—	—	—	5,673	—	5,673	—	5,673
Contribution from noncontrolling interest	—	—	—	—	—	—	—	905	905
Net income (loss)	—	—	—	—	—	(20,431)	(20,431)	3,739	(16,692)
Balance at October 1, 2023	—	$—	47,007	$470	$177,286	$(114,878)	$62,878	$4,952	$67,830

Balance at December 31, 2023	—	$—	47,028	$470	$178,473	$(125,203)	$53,740	$6,961	$60,701
Issuance of common stock pursuant to equity compensation plans	—	—	615	7	2,426	—	2,433	—	2,433
Equity-based compensation	—	—	—	—	6,105	—	6,105	—	6,105
Contribution from noncontrolling interest	—	—	—	—	—	—	—	6,957	6,957
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(4,682)	(4,682)
Net (loss) income	—	—	—	—	—	(6,114)	(6,114)	3,154	(2,960)
Balance at September 29, 2024	—	$—	47,643	$477	$187,004	$(131,317)	$56,164	$12,390	$68,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Month Period Ended
	September 29, 2024	October 1, 2023

	(in thousands)
Cash flows from operating activities
Net loss	$(2,960)	$(16,692)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	13,295	21,651
Gain on sale of property and equipment	(55)	—
Amortization of debt issuance costs included in interest expense	1,322	1,349
Equity-based compensation expense	6,105	5,673
Deferred income taxes	(301)	(118)
Provision for credit losses	262	4,133
Changes in operating assets and liabilities
Accounts receivable and contract assets, net	5,624	(23,063)
Inventories	911	(3,251)
Prepaid expenses and other assets	2,164	270
Accounts payable and accrued expenses	(6,386)	4,182
Contract liabilities, current and long-term	(806)	(15,843)
Income tax receivable and payable	564	47
Net cash provided by (used in) operating activities	19,739	(21,662)

Cash flows from investing activities
Purchase of software and technology licenses	(1,953)	(612)
Proceeds from sale of property and equipment	55	—
Purchases of property and equipment	(13,894)	(3,864)
Net cash used in investing activities	(15,792)	(4,476)

Cash flows from financing activities
Proceeds from draws on the revolving line of credit	251,000	182,763
Repayment of draws on the revolving line of credit	(251,463)	(194,396)
Proceeds from tool financings	1,298	6,492
Repayment of tool financing advanced payments	(920)	—
Principal payments on long-term debt	(3,248)	(1,839)
Cash paid for principal on finance leases	(520)	(818)
Proceeds from the issuance of common stock pursuant to equity compensation plans	2,433	2,305
Proceeds from the issuance of common stock under the ATM	—	20,397
Cash paid on licensed technology obligations	(2,500)	(2,350)
Contributions from noncontrolling interest	6,957	—
Distributions to noncontrolling interest	(4,682)	905
Net cash provided by (used in) financing activities	(1,645)	13,459

Net increase (decrease) in cash and cash equivalents	2,302	(12,679)
Cash and cash equivalents, beginning of period	18,382	30,025
Cash and cash equivalents, end of period	$20,684	$17,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Month Period Ended
	September 29, 2024	October 1, 2023

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$5,024	$6,578
Income taxes	112	—
Noncash investing and financing activity
Capital expenditures incurred, not yet paid	$2,116	$3,269
Equipment acquired through finance lease obligations	—	662
Intangible assets acquired, not yet paid	660	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except per share data)
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
Note 2 Basis of Presentation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements as of September 29, 2024, and for the three- and nine-month periods ended September 29, 2024 and October 1, 2023, are presented in thousands of U.S. dollars (except share and per share data), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with SkyWater’s annual consolidated financial statements and the related notes thereto as of December 31, 2023 and for the fiscal year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 29, 2024 and its consolidated results of operations, shareholders’ equity, and cash flows for the three- and nine-month periods ended September 29, 2024 and October 1, 2023.
The consolidated results of operations for the three- and nine-month periods ended September 29, 2024 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 29, 2024, or for any other interim period, or for any other future fiscal year.
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
For the three- and nine-month periods ended September 29, 2024, the Company incurred net income attributable to SkyWater Technology, Inc. of $1,512 and a net loss attributable to SkyWater Technology, Inc. of $6,114, respectively. For the three- and nine-month periods ended October 1, 2023, the Company incurred net losses attributable to SkyWater Technology, Inc. of $7,568 and $20,431, respectively. As of September 29, 2024 and December 31, 2023, the Company had cash and cash equivalents of $20,684 and $18,382, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except per share data)
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net (loss) per common share is computed by dividing the net income (loss) attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported net losses attributable to SkyWater Technology, Inc. for the nine-month period ended September 29, 2024 and three- and nine-month periods ended October 1, 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. For the three- and nine-month periods ended September 29, 2024, there were restricted stock units and stock options totaling 1,637 and 1,416, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive. For each of the three- and nine-month periods ended October 1, 2023, there were restricted stock units and stock options totaling 2,258 excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except per share data)
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three- and nine-month periods ended September 29, 2024 and October 1, 2023:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(in thousands, except per share data)
Numerator: net income (loss) attributable to SkyWater Technology, Inc.	$1,512	$(7,568)	$(6,114)	$(20,431)

Denominator: weighted-average common shares outstanding, basic	47,523	46,445	47,339	45,002
Net income (loss) per common share, basic	$0.03	$(0.16)	$(0.13)	$(0.45)

Denominator: weighted-average common shares outstanding, diluted	47,640	46,445	47,339	45,002
Net income (loss) per common share, diluted	$0.03	$(0.16)	$(0.13)	$(0.45)
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
Significant Accounting Policies
The annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 include discussion of the significant accounting policies and estimates used in the preparation of

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except per share data)
the interim condensed consolidated financial statements. The Company did not make any significant changes to its accounting policies and estimates during the three- and nine-month periods ended September 29, 2024.

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

	Three-Month Period Ended September 29, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$30,232	$—	$30,232
Fixed price contracts	6,187	18,804	—	24,991
Other	—	—	1,167	1,167
Total ATS development	6,187	49,036	1,167	56,390
Wafer Services	100	6,618	—	6,718
Combined ATS development and Wafer Services	6,287	55,654	1,167	63,108
Tools	30,709	—	—	30,709
Total	$36,996	$55,654	$1,167	$93,817

	Three-Month Period Ended October 1, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$27,662	$—	$27,662
Fixed price contracts	—	25,062	—	25,062
Other	—	—	1,167	1,167
Total ATS development	—	52,724	1,167	53,891
Wafer Services	124	14,366	—	14,490
Combined ATS development and Wafer Services	124	67,090	1,167	68,381
Tools	3,243	—	—	3,243
Total	$3,367	$67,090	$1,167	$71,624

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Nine-Month Period Ended September 29, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$113,091	$—	$113,091
Fixed price contracts	7,777	54,875	—	62,652
Other	—	—	3,501	3,501
Total ATS development	7,777	167,966	3,501	179,244
Wafer Services	1,602	20,888	—	22,490
Combined ATS development and Wafer Services	9,379	188,854	3,501	201,734
Tools	65,048	—	—	65,048
Total	$74,427	$188,854	$3,501	$266,782

	Nine-Month Period Ended October 1, 2023
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time and materials contracts	$—	$82,872	$—	$82,872
Fixed price contracts	—	67,363	—	67,363
Other	—	—	3,500	3,500
Total ATS development	—	150,235	3,500	153,735
Wafer Services	7,312	41,767	—	49,079
Combined ATS development and Wafer Services	7,312	192,002	3,500	202,814
Tools	4,715	—	—	4,715
Total revenue	$12,027	$192,002	$3,500	$207,529
The following table discloses revenue for the three- and nine-month periods ended September 29, 2024 and October 1, 2023 by country determined based on customer address:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

United States	$90,459	$67,064	$257,281	$185,185
Canada	1,752	1,889	5,632	6,395
Hong Kong	592	289	671	6,291
United Kingdom	441	265	1,078	4,139
All others	573	2,117	2,120	5,519
Total revenue	$93,817	$71,624	$266,782	$207,529
Two customers each accounted for 10% or more of revenue, and in aggregate accounted for 69% and 63% of revenue for the three- and nine-month periods ended September 29, 2024, respectively, and in aggregate accounted for 65% and 58% of revenue for the three- and nine-month periods ended October 1, 2023, respectively. The loss of a major customer could adversely affect the Company’s operating results and financial condition.
Deferred Contract Costs

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The Company recognizes an asset for the incremental cost of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. Deferred contract costs are amortized as the related revenue is recognized. The Company recognized amortization of deferred contract costs totaling $0 for the three-month period ended September 29, 2024 and recognized accretion of deferred contract costs of $43 for the three-month period ended October 1, 2023. The Company recognized amortization of deferred contract costs totaling $172 and $757 for the nine-month periods ended September 29, 2024 and October 1, 2023, respectively.
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $29,179 and $29,666 at September 29, 2024 and December 31, 2023, respectively, and are presented net of allowances for expected credit losses of $42 and $99, respectively, and net of accrued contract liabilities arising from certain contracts expected to generate losses over the remaining period of performance. As of September 29, 2024 and December 31, 2023, the Company maintained liabilities of $175 and $0, respectively, arising from long-term production-type contracts with the U.S. Federal government expected to generate losses over the period of performance.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue on customer contracts and deferred lease revenue representing customer prepayments on a leasing arrangement in which the Company serves as lessor. Deferred revenue on customer contracts represents payments from customers for which performance obligations have not yet been satisfied. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The contract liabilities and other significant components of contract liabilities at September 29, 2024 and December 31, 2023 are as follows:

	September 29, 2024			December 31, 2023
	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities

Current contract liabilities	$70,242	$3,111	$73,353	$44,883	$4,668	$49,551
Long-term contract liabilities	41,145	—	41,145	63,810	1,944	65,754
Total contract liabilities	$111,387	$3,111	$114,498	$108,693	$6,612	$115,305
__________________
(1)Contract deferred revenue includes $50,980 and $59,323 at September 29, 2024 and December 31, 2023, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $11,123 were classified as current in the interim condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023, respectively.
The change in contract liabilities during the three- and nine-month periods ended September 29, 2024 and October 1, 2023 are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

Balance at beginning of period	$105,877	$87,782	$115,305	$96,153
Revenue recognized included in the balance at the beginning of the period	(16,967)	(7,306)	(51,614)	(18,867)
Increase due to payments received, excluding amounts recognized as revenue	25,588	(166)	50,807	3,024
Balance at end of period	$114,498	$80,310	$114,498	$80,310
Remaining Performance Obligations
At September 29, 2024, the Company had $117,924 of remaining performance obligations that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools revenue contracts. The Company expects to recognize those revenues as it satisfies its performance obligations within the next 6.5 years.
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 5 Balance Sheet Information
Certain significant amounts included in the Company’s interim condensed consolidated balance sheets are summarized in the following tables:

Allowance for credit losses - accounts receivable	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

Balance at beginning of period	$433	$4,209	$180	$1,638
Add
Adoption of Credit Loss Standard (Topic 326)	—	—	—	168
Provision for credit losses	66	490	319	4,113
Deduct
Accounts written-off	121	—	121	1,220
Less recoveries of accounts charged-off	—	—	—	—
Net account charge-offs (recoveries)	121	—	121	1,220
Balance at end of period	$378	$4,699	$378	$4,699

Allowance for credit losses - contract assets	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

Balance at beginning of period	$49	$186	$99	$—
Add
Adoption of Credit Loss Standard (Topic 326)	—	—	—	207
Provision for credit losses	(7)	41	(57)	20
Deduct
Accounts written-off	—	—	—	—
Less recoveries of accounts charged-off	—	—	—	—
Net account charge-offs (recoveries)	—	—	—	—
Balance at end of period	$42	$227	$42	$227

Inventory	September 29, 2024	December 31, 2023

Raw materials	$3,365	$4,775
Work-in-process	1,612	19
Supplies and spare parts	9,452	10,547
Total inventory, current	14,429	15,341
Inventory, non-current (1)	4,353	3,293
Total inventory	$18,782	$18,634
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months following the date of the interim condensed consolidated balance sheets.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Prepaid expenses and other current assets	September 29, 2024	December 31, 2023

Prepaid expenses	$3,123	$2,663
Tools purchased for customers (1)	10,546	12,737
Deferred contract costs	1,458	1,453
Total prepaid assets and other current assets	$15,127	$16,853
__________________
(1)The Company acquires tools for its customers that, while owned by our customers, are installed and qualified in a SkyWater facility. Prior to the customer obtaining ownership and control of a tool, the Company records costs incurred prior to completing the qualification of the tool, including tool acquisition costs, tool installation costs, and tool qualification costs, within prepaid expenses and other current assets. These deferred costs are recognized as cost of tools revenue when control of the tool is transferred to the customer and associated tools revenue is recognized.

Property and equipment, net	September 29, 2024	December 31, 2023

Land	$5,396	$5,396
Buildings and improvements	89,207	88,782
Machinery and equipment	199,702	193,977
Property and equipment placed in service, at cost (1)	294,305	288,155
Less: accumulated depreciation (1)	(145,688)	(137,767)
Property and equipment placed in service, net (1)	148,617	150,388
Property and equipment not yet in service	14,355	8,979
Total property and equipment, net	$162,972	$159,367
__________________
(1)Includes $10,805 and $13,332 of cost and $2,172 and $3,976 of accumulated depreciation associated with capital assets subject to financing leases at September 29, 2024 and December 31, 2023, respectively.
For the three-month periods ended September 29, 2024 and October 1, 2023, depreciation expense was $3,836 and $6,719, respectively, and $12,230 and $20,275 for the nine-month periods ended September 29, 2024 and October 1, 2023, respectively, substantially all of which was classified as cost of revenue.

Intangible assets, net	September 29, 2024	December 31, 2023

Software and licensed technology	$13,344	$12,148
Less: accumulated amortization	(7,541)	(6,476)
Intangible assets placed in service, net	5,803	5,672
Intangible assets not yet in service	1,417	—
Total intangible assets, net	$7,220	$5,672
Intangible assets consist of (1) purchased software and license costs from the Company’s acquisition of the business in 2017; and (2) payments made under software and technology licensing agreements with third parties. During the three- and nine-month periods ended September 29, 2024, the Company acquired third-party software and licensed technology placed in service of $399 and $1,594, respectively, which will be amortized over a weighted average estimated life of 7.8 years and 7.8 years, respectively.
For the three-month periods ended September 29, 2024 and October 1, 2023, amortization of software and licenses was $330 and $373, respectively, and $1,065 and $1,376 for the nine-month periods ended September 29, 2024 and October 1, 2023, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Remaining estimated aggregate annual amortization expense for intangible assets placed in service is as follows for future fiscal years:

Amortization Expense

Remainder of 2024	$317
2025	1,262
2026	981
2027	598
2028	598
Thereafter	2,047
Total future intangible asset amortization expense	$5,803

Other assets	September 29, 2024	December 31, 2023

Inventory, non-current (1)	$4,353	$3,293
Operating lease right-of-use assets	61	96
Other assets	492	1,953
Total other assets	$4,906	$5,342
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months following the date of the interim condensed consolidated balance sheets.

Accrued expenses	September 29, 2024	December 31, 2023

Accrued compensation	$7,877	$10,947
Accrued commissions	530	488
Accrued royalties	3,641	3,122
Current portion of operating lease liabilities	51	48
Current portion of finance lease liabilities	610	645
Accrued inventory	—	1,261
Accrued consulting fees	—	9,345
Accrued restructuring costs (1)	—	1,319
Accrued warranty (2)	3,444	824
Accrued vendor purchase commitments (3)	8,107	10,457
Other accrued expenses	7,170	9,835
Total accrued expenses	$31,430	$48,291
__________________
(1)The Company incurred restructuring costs of $1,921 during the fiscal year ended December 31, 2023. The Company paid $602 during the fiscal year ended December 31, 2023, and the remainder was paid in the three-month period ended March 31, 2024.
(2)The Company accrued provisions for warranties of $1,496 and $411 during the three-month periods ended September 29, 2024 and October 1, 2023, respectively, and $2,621 and $402 for the nine-month periods ended September 29, 2024 and October 1, 2023, respectively.
(3)The Company accrues outstanding obligations on vendor purchase orders for goods or services provided to the Company for which invoices have not yet been received.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Other long-term liabilities	September 29, 2024	December 31, 2023

Finance lease liabilities	$8,767	$9,275
Operating lease liabilities	13	52
Total other long-term liabilities	$8,780	$9,327
Note 6 Debt
The components of debt outstanding at September 29, 2024 and December 31, 2023 are as follows:

	September 29, 2024	December 31, 2023

Short-term financing
Revolver	$21,334	$21,794
Tool financing advance payments (1)	—	3,822
Unamortized debt issuance costs	(1,782)	(2,851)
Total short-term financing, net of unamortized debt issuance costs	19,552	22,765

Long-term debt
VIE Financing	34,950	35,765
Tool financing loans (1)	8,562	6,799
Unamortized debt issuance costs	(2,234)	(2,490)
Total long-term debt, including current maturities	41,278	40,074
Less: Current portion of long-term debt	(5,099)	(3,976)
Total long-term debt, excluding current portion	$36,179	$36,098
__________________
(1)Tool financing advance payments represent proceeds received from equipment lenders prior to the Company placing underlying manufacturing tools and other equipment into service. When the underlying tools are placed into service, financing agreements are executed to repay the equipment lender the outstanding financial obligation over a period of time, and the advance payments are converted to tool financing loans and classified as long-term debt in the Company’s condensed consolidated balance sheets. Tool financings are often accounted for as failed sale and leasebacks.
Revolver
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC (“Siena”). The Loan Agreement provides for a revolving line of credit with a borrowing limit of up to $100.0 million with a scheduled maturity date of December 28, 2025 (the “Revolver”). The outstanding balance of the Revolver was $21,334 as of September 29, 2024 at an interest rate of 10.6%. Borrowing under the Revolver is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, contract assets, inventory and equipment, subject to various conditions and limits as provided in the Loan Agreement. As the borrowing base of $96,914 was below the borrowing limit, the remaining availability under the Revolver was $75,580 as of September 29, 2024. As of September 29, 2024, the Company was in compliance with all applicable financial covenants of the Revolver.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE (see Note 11 – Related Party Transactions and Note 12 – Variable Interest Entity), entered into a loan agreement for $39,000 (the “VIE Financing”) to finance the acquisition of the land and building of the SkyWater Minnesota facility. The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, who is also the sole equity holder of Oxbow Realty. The VIE financing is not subject to financial debt default covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to the Company’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of a triggering event does not represent a default event, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. As defined in the loan agreement, a triggering event occurred beginning in the three-month period ended January 1, 2023 based on the level of earnings before interest, taxes, depreciation, amortization and rent, as defined in the loan agreement, reported by SkyWater historically. Pursuant to its protective rights, the lender retained in a restricted account amounts paid by SkyWater to Oxbow Realty that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of September 29, 2024.
Tool Financing Loans
The Company, from time to time, enters into financing arrangements with equipment lenders to finance the purchase of manufacturing tools and other equipment. These agreements are often structured as sale and leasebacks, to which the leases includes bargain purchase options at the end of the lease terms that the Company intends to exercise. The Company accounts for these transactions as failed sale and leasebacks with the associated tools recorded in property and equipment, net and the proceeds received from equipment lenders recorded as financing obligations on the Company’s interim condensed consolidated balance sheets. Prior to placing a tool into service, advanced payments received from equipment lenders are recorded as short-term financings on the Company’s interim condensed consolidated balance sheets. When the financed tools are placed into service, financing agreements are executed to repay the equipment lenders the outstanding financial obligations over a period of time. Upon execution of the financing arrangements, the financing obligation is classified as long-term debt. Advance payments of tools that have been financed by equipment lenders prior to placing the underlying tool into service totaled $0 and $3,822 as of September 29, 2024 and December 31, 2023, respectively.
Maturities
Future principal payments of the Company’s long-term debt, excluding unamortized debt issuance costs, are as follows:

Remainder of 2024	$1,232
2025	5,222
2026	4,701
2027	1,219
2028	1,259
Thereafter	29,879
Total future principal payments of long-term debt, excluding unamortized debt issuance costs	$43,512

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 7 Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended September 29, 2024 and October 1, 2023 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of the vesting of employee equity awards, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected, positively or negatively, by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates were 3.4% and 1.4% for the three-month periods ended September 29, 2024 and October 1, 2023, respectively, and (0.2)% and 0.4% for the nine-month periods ended September 29, 2024 and October 1, 2023, respectively.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary. As part of the evaluation, management assesses taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies the execution of which are in the Company’s control, and future expectations of income. Based upon this analysis, a valuation allowance of $27,655 and $26,111 was recorded at September 29, 2024 and December 31, 2023, respectively, to reduce the net deferred tax assets to the amount that is more likely than not to be realized.
No liability has been recorded for uncertain tax positions. If applicable, the Company would accrue income tax related interest and penalties in income tax expense in its interim condensed consolidated statements of operations. There were no interest or penalties incurred during the three- and nine-month periods ended September 29, 2024 and October 1, 2023.
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
Note 8 Shareholders’ Equity
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the “ATM Program”). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company’s common stock. During the three- and nine-month periods ended September 29, 2024, the Company did not sell shares under the ATM Program. During the three and nine-month periods ended October 1, 2023, the Company sold 779,697 and 2,081,167 shares under the ATM Program, respectively. From the date of the ATM program through September 29, 2024, the Company has cumulatively sold 2,516,586 shares at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25,070 before deducting sales commissions and fees of approximately $1,212. The Company used the net proceeds to pay down the Revolver and fund its operations.
As of September 29, 2024, the Company had availability under the agreement to sell an additional $74,930 in shares under the ATM Program.
Note 9 Equity-Based Compensation
Equity-based compensation expense was recorded in the interim condensed consolidated statements of operations as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

Cost of revenue	$565	$438	$1,524	$1,242
Research and development expense	69	218	266	597
Selling, general and administrative expense	1,384	1,197	4,315	3,834
Total equity-based compensation expense	$2,018	$1,853	$6,105	$5,673

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 10 Commitments and Contingencies
Litigation and Other Asserted Claims
From time to time, the Company is involved in legal proceedings and subject to other asserted claims arising in the ordinary course of business. Although the results of litigation and asserted claims cannot be predicted with certainty, the resolution of these ordinary-course matters are not expected to have a material adverse effect on its business, consolidated operating results, financial condition, or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors. There were no material litigation-related or other asserted claim contingencies recognized at either September 29, 2024 or December 31, 2023.
Capital Expenditures
The Company has various contracts outstanding with third parties, primarily related to the purchase of tools. The Company had $7,505 and $7,910 of contractual commitments outstanding as of September 29, 2024 and December 31, 2023, respectively, that it expects to pay in the next twelve months using cash on hand and operating cash flows.
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

As part of entering into the TED Agreement, the Company agreed to operate the advanced wastewater treatment facility (“AWT Facility”), a separate building located on the same leased premise as the CfN and subject to the CfN Lease. The AWT Facility was financed in substantial part by funds provided by the Tohopekaliga Water Authority (“TWA”) to house the acid waste neutralization and pH adjustment treatment system and the reverse osmosis water treatment system. In connection with entering into the CfN Lease, the Company agreed that development of the CfN requires the payment of water, wastewater and reuse water capacity charges imposed by TWA monthly over the remaining period of six years. The Company also agreed that TWA shall be entitled to recover the capital contribution of TWA for construction of the AWT Facility through a capital reimbursement surcharge monthly over the remaining period of six years. As of September 29, 2024, the Company expects future payments on these commitments of approximately $3,700.
Build Back Better Grant
In third quarter 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of tools in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. As of September 29, 2024, SkyWater has not been obligated to pay any portion of the matching contribution to which it has committed.

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
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building back from Oxbow Realty for initial lease payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. In the most recent month, the rental payment to Oxbow Realty was $426. The Company is also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of September 29, 2024 were as follows (such amounts are eliminated from the Company’s interim condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 12 – Variable Interest Entity):

Remainder of 2024	$1,279
2025	5,149
2026	5,252
2027	5,357
2028	5,464
Thereafter	72,408
Total future minimum lease payments	94,909
Less: imputed interest	(66,914)
Total future minimum lease payments	$27,995

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 12 Variable Interest Entity
Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions on behalf of Oxbow Industries. This included facilitating the purchase of the land and building of SkyWater’s Minnesota facility with proceeds from a bank loan (see Note 6 – Debt) and managing the leaseback of the land and building to SkyWater (see Note 11 – Related Party Transactions). Management determined that Oxbow Realty meets the definition of a VIE under FASB Accounting Standards Codification Topic 810, “Consolidations” (“Topic 810”), because it lacks sufficient equity to finance its activities. Furthermore, the Company is the primary beneficiary of Oxbow Realty as it has the power over those activities that most significantly affect Oxbow Realty’s economic performance, mainly activities focused on the operation and maintenance of the Minnesota facility. As the primary beneficiary, the Company consolidates the assets, liabilities, and results of operations of Oxbow Realty pursuant to Topic 810, eliminating any transactions between the Company and Oxbow Realty, and recording a noncontrolling interest for the economic interest in Oxbow Realty attributable to parties other than the Company’s common stock shareholders. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of September 29, 2024 and December 31, 2023. The assets and liabilities are presented prior to the elimination of intercompany balances.

	September 29, 2024	December 31, 2023

Cash and cash equivalents	$576	$9
Accounts receivable	1,180	8,807
Finance receivable	41,053	40,707
Property and equipment, net	6,718	—
Other assets	107	744
Total assets	$49,634	$50,267

Accounts payable	$1,141	$6,053
Accrued expenses	63	248
Contract liabilities	1,129	1,283
Debt	34,911	35,722
Total liabilities	$37,244	$43,306
The following table shows the revenue and expenses of Oxbow Realty for the three- and nine-month periods ended September 29, 2024 and October 1, 2023. These results of Oxbow Realty are presented prior to the elimination of intercompany transactions.

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

Revenue	$1,446	$1,462	$4,288	$5,411

General and administrative expenses	9	183	49	728
Interest expense	321	313	1,085	944
Total expenses	330	496	1,134	1,672

Net income	$1,116	$966	$3,154	$3,739
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
SkyWater refers to the three-month periods ended September 29, 2024 and October 1, 2023 as the third quarter of 2024 and third quarter of 2023, respectively. Each of these three-month periods includes 13 weeks. The nine-month periods ended September 29, 2024 and October 1, 2023 are referred to as the first nine months of 2024 and the first nine months of 2023, respectively. Each of these nine-month periods includes 39 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first nine months of 2024 and 2023 or are reasonably likely to impact our results in the future.
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
Additionally, the CHIPS Act provides incentives to semiconductor chip manufacturers in the U.S., including providing a 25% manufacturing investment credit for investments in semiconductor manufacturing property placed in service after December 31, 2022, for which construction begins before January 1, 2027. Property investments qualify for the 25% credit if, among other requirements, the property is integral to the operation of an advanced manufacturing facility, defined as having a primary purpose of manufacturing semiconductors or semiconductor manufacturing equipment. In October 2024, we received a registration number from the Internal Revenue Service that enabled us to claim $1,624 of refundable manufacturing investment credits on our federal tax return for the 2023 tax year.
•We project customer-funded capital investment to be a significant driver of the success of our business model, as we expect customers to invest in our capabilities and enable us to develop technology platforms that will drive our future growth.
•Our overall level of indebtedness from our revolving credit agreement, which we refer to as the Revolver (as defined below and in Note 6 – Debt of the interim condensed consolidated financial statements included in this filing), financing arising from the sale and leaseback of the land and building of our Minnesota facility, which we refer to as the VIE Financing, financing arrangements with equipment lenders to finance the purchase of manufacturing tools and other equipment, which we refer to as the tool financing loans, and the corresponding interest rates charged to us by our lenders, are key components of maintaining capital funding that allow us to continue to grow our business.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
•Revenue, gross profit, and gross margin; and
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA and adjusted EBITDA as a percentage of total revenue, which are financial measures not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA and adjusted EBITDA as a percentage of total revenue exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. For information regarding our non-GAAP financial measure, see the section entitled “Non-GAAP Financial Measure” below.

Results of Operations
Third Quarter of 2024 Compared to the Third Quarter of 2023
The following table summarizes certain financial information relating to our operating results for the third quarter of 2024 and 2023.

	Third Quarter Ended		Percentage Change
	September 29, 2024	October 1, 2023

	(in thousands)
Consolidated statements of operations data:
Revenue	$93,817	$71,624	31%
Cost of revenue	73,582	57,477	(28)%
Gross profit	20,235	14,147	43%
Research and development expense	3,431	2,233	(54)%
Selling, general, and administrative expense	12,095	16,105	25%
Operating income (loss)	4,709	(4,191)	NM
Interest expense	1,988	2,507	21%
Income (loss) before income taxes	2,721	(6,698)	NM
Income tax expense (benefit)	93	(96)	(197)%
Net income (loss)	2,628	(6,602)	NM
Less: net income attributable to noncontrolling interests	1,116	966	16%
Net income (loss) attributable to SkyWater Technology, Inc.	$1,512	$(7,568)	NM
__________________
NM - Not meaningful
First Nine Months of 2024 Compared to the First Nine Months of 2023
The following table summarizes certain financial information relating to the Company’s operating results for the first nine months of 2024 and 2023.

	First Nine Months Ended		Percentage Change
	September 29, 2024	October 1, 2023

	(in thousands)
Consolidated statements of operations data:
Revenue	$266,782	$207,529	29%
Cost of revenue	216,453	160,247	(35)%
Gross profit	50,329	47,282	6%
Research and development expense	10,825	7,296	(48)%
Selling, general, and administrative expense	35,598	48,821	27%
Operating income (loss)	3,906	(8,835)	NM
Interest expense	6,859	7,928	13%
Loss before income taxes	(2,953)	(16,763)	82%
Income tax expense (benefit)	7	(71)	(110)%
Net loss	(2,960)	(16,692)	82%
Less: net income attributable to noncontrolling interests	3,154	3,739	(16)%
Net loss attributable to SkyWater Technology, Inc.	$(6,114)	$(20,431)	70%
__________________
NM - Not meaningful

Revenue
Revenue was $93.8 million for the third quarter of 2024 compared to $71.6 million for the third quarter of 2023, an increase of $22.2 million, or 31%. Revenue was $266.8 million for the first nine months of 2024 compared to $207.5 million for the first nine months of 2023, an increase of $59.3 million, or 29%. The increases in revenue were driven by increases in ATS development revenue and tools revenue, partially offset by a decrease in wafer services revenue.
The following table shows revenue by service type for the third quarter and the first nine months of 2024 and 2023:

	Third Quarter Ended		First Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(in thousands)
ATS development	$56,390	$53,891	$179,244	$153,735
Wafer Services	6,718	14,490	22,490	49,079
Combined ATS development and Wafer Services	63,108	53,891	201,734	202,814

Tools	30,709	3,243	65,048	4,715

Total	$93,817	$71,624	$266,782	$207,529
ATS development revenue increased $2.5 million, or 5%, from the third quarter of 2023 to the third quarter of 2024. Continued momentum in U.S. government programs to bolster the domestic semiconductor supply chain and strengthen the defense industrial base drove an increase in revenue of $6.1 million. This increase was partially offset by decreases of $1.5 million, $1.2 million and $0.7 million in the consumer, cloud computing, and bio-health end-markets, respectively due to cyclicality of the stages of our customers’ development programs.
ATS development revenue increased $25.5 million, or 17%, from the first nine months of 2023 to the first nine months of 2024. Continued momentum in U.S. government programs to bolster the domestic semiconductor supply chain and strengthen the defense industrial base drove an increase in revenue of $37.0 million. This increase was partially offset by decreases of $5.5 million, $4.8 million, and $1.6 million in the consumer, cloud computing, and bio-health end-markets, respectively, due to cyclicality of the stages of our customers’ development programs.
Tools revenue increased $27.5 million from the third quarter of 2023 to the third quarter of 2024, and increased $60.3 million from the first nine months of 2023 to the first nine months of 2024, driven by increased investment by our customers to acquire tools that advance our capabilities for their ATS development programs.
The decreases in Wafer Services revenue of $7.8 million, or 54%, from the third quarter of 2023 to the third quarter of 2024 and $26.6 million, or 54%, from the first nine months of 2023 to the first nine months of 2024 were primarily driven by decreased activity within the automotive end-markets as a result of higher inventory levels and softening demand in our automotive customers’ end markets.
Cost of revenue
Cost of revenue increased $16.1 million to $73.6 million for the third quarter of 2024 from $57.5 million for the third quarter of 2023. The increase was primarily driven by a $27.6 million increase in the cost of tools revenue arising from increased tools revenue as we procure tools on behalf of our customers to advance our capabilities for their ATS development programs and a $3.7 million increase in costs related to facility expansion and other services provided to our customers as their programs grow. Partially offsetting these increases are; the benefit from the reversal of a $5.6 million program loss accrual initially recognized in the first quarter of 2024 arising from a contract modification with our customer that reduced the estimated costs of completing their program and reestablished the program to profitability; a $0.8 million decrease in labor costs primarily due to lower variable compensation expense; a $2.9 million decrease in depreciation expense as depreciation of stepped up fair values on the assets acquired from Cypress in 2017 were fully depreciated in the first quarter of 2024; a $2.5 million decrease in our fab operating costs; a $0.7 million decrease in royalty expense due to more favorable royalty rates following a contract re-negotiation; and a $0.5 million decrease in bad debt expense due to improved collections.

For the first nine months of 2024, cost of revenue increased $56.2 million to $216.5 million from $160.2 million for the first nine months of 2023. The increase was primarily driven by a $60.0 million increase in the cost of tools revenue arising from increased tools revenue as we procure tools on behalf of our customers to advance our capabilities for their ATS development programs and an additional cost of $15.6 million related to facility expansion and other services provided to our customers as their programs grow. Partially offsetting these increases were: a $2.7 million decrease in labor costs primarily due to lower variable compensation expense; an $8.3 million decrease in depreciation expense as depreciation of stepped up fair values on the assets acquired from Cypress in 2017 were fully depreciated in the first quarter of 2024; a $2.5 million decrease in our fab operating costs; a $1.7 million decrease in royalty expense due to more favorable royalty rates following a contract re-negotiation; and a $3.9 million decrease in bad debt expense due to improved collections.
Research and development expense
Research and development expense increased $1.2 million to $3.4 million for the third quarter of 2024 from $2.2 million for the third quarter of 2023. For the first nine months of 2024, research and development expense increased $3.5 million to $10.8 million from $7.3 million for the first nine months of 2023. The increases were primarily attributable to increased RH90 and S90 platform development efforts.
Selling, general and administrative expense
Selling, general and administrative expense decreased $4.0 million to $12.1 million for the third quarter of 2024, from $16.1 million for the third quarter of 2023 primarily due to a $4.1 million decrease in external management and operations consulting services as a result of completing the service engagements in the fourth quarter of 2023 and a $1.2 million reduction in bad debt expense due to improved collections on aged invoices.
For the first nine months of 2024, selling, general and administrative expense decreased $13.2 million to $35.6 million from $48.8 million for the first nine months of 2023 primarily due to a $4.2 million decrease in external management and operations consulting services as a result of completing the service engagements in the fourth quarter of 2023 and a $3.2 million reduction in bad debt expense due to improved collections on aged invoices.
Interest expense
Interest expense decreased $0.5 million to $2.0 million for the third quarter of 2024 from $2.5 million for the third quarter of 2023 primarily due to decreased amounts outstanding under the Revolver in the third quarter of 2024 as compared to the third quarter of 2023.
For the first nine months of 2024, interest expense decreased $1 million to $6.9 million from $7.9 million for the first nine months of 2023 primarily due to decreased amounts outstanding under the Revolver in the first nine months of 2024 as compared to the first nine months of 2023.
Income tax (benefit) expense
Income tax expense was $0.1 million for the third quarter of 2024 compared to $0.1 million benefit for the third quarter of 2023. The effective income tax rate for the third quarter of 2024 was 3.4%, compared to an effective income tax rate of 1.4% for the third quarter of 2023. Income tax benefit was $0.0 million for the first nine months of 2024 which remained flat with the first nine months of 2023. The effective income tax rate for the first nine months of 2024 was (0.2)%, compared to an effective income tax rate of 0.4% for the first nine months of 2023. Our effective tax rates for the third quarter of 2024 and 2023 and for the first nine months of 2024 and 2023 differ from the U.S. statutory tax rate of 21% primarily due to application of a valuation allowance against our net deferred tax assets based on our assessment of our ability to utilize those deferred tax assets in future periods.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased to $1.1 million for the third quarter of 2024 from $1.0 million for the third quarter of 2023, and decreased to $3.2 million for the first nine months of 2024 from $3.7 million for the first nine months of 2023. Net income attributable to noncontrolling interests reflects the net income of Oxbow Realty, LLC (“Oxbow Realty”), the variable interest entity (“VIE”), that we consolidate and represents the economic interest in the profits and losses of the VIE that our common stock shareholders do not legally have rights or obligations to. The respective increase and decreases in the net income attributable to noncontrolling interests during the third quarter of 2024 and the first nine months of 2024 primarily relates to timing differences in the recognition of interest income from the intercompany lease arrangement with Oxbow Realty and when rent increases were effective as described in Note 11 - Related Party Transactions of the interim condensed consolidated financial statements included in this filing.

Liquidity and Capital Resources
General
Our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Revolver (as defined in Note 6 – Debt of the interim condensed consolidated financial statements included in this filing) and other sources of financing. We have identified specific actions that we could take to reduce operating costs and improve cash flows, including reductions in spending and delays in hiring personnel. If such actions are taken, it may require us to decrease our level of planned investment in new products and technologies, or discontinue further expansion of our business. We have also obtained a support letter from Oxbow Industries, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due. The support letter expires March 18, 2026. Based upon our operational forecasts, our cash and cash equivalents on hand, our available borrowings on the Revolver, and potential cost reduction measures we could take, we believe we will have sufficient liquidity to fund our operations for the next twelve months from the date the interim condensed consolidated financial statements are issued.
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
We had $20.1 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $75.6 million at September 29, 2024. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “Indebtedness.”
ATM Program
For the first nine months of 2024, SkyWater did not sell shares under the ATM Program (as defined in Note 8 – Shareholders’ Equity of the interim condensed consolidated financial statements included in this filing). From the date of the ATM Program through the third quarter of 2024, the Company has cumulatively sold 2.5 million shares under the ATM Program at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25.1 million before deducting sales commissions and fees of approximately $1.2 million. SkyWater used the net proceeds to pay down the Revolver and fund its operations.
Capital Expenditures
For the first nine months of 2024 and 2023, we spent approximately $15.8 million and $4.5 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to improvements at our Minnesota facility and the development of our advanced packaging capabilities at our Center for NeoVation in Florida, as well as $6.7 million of capital expenditures undertaken by Oxbow Realty, our consolidated VIE. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures for the remainder of fiscal year 2024.
We have approximately $7.5 million of contractual commitments relating to various anticipated capital expenditures outstanding at September 29, 2024 that we expect to pay during the remainder of 2024 through cash on hand and operating cash flows.

Working Capital
Historically, we have depended on cash on hand, funds available under our Revolver and proceeds of equity security offerings to fund our operations. In the future, we may need to depend on additional debt and equity financings to fund our growth strategy, working capital needs, and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations, and working capital for at least the next twelve months. However, we cannot be certain that we will be able to obtain future debt or equity financings on commercially reasonable terms sufficient to meet our cash requirements.
At September 29, 2024, the outstanding balance of our Revolver was $21.3 million, and our remaining availability under the Revolver was $75.6 million. As of September 29, 2024, we were in compliance with applicable financial covenants of the Revolver and expect to be in compliance with applicable financial covenants over the next twelve months.
The following table sets forth general information derived from our interim condensed consolidated statements of cash flows for the first nine months of 2024 and 2023:

	First Nine Months Ended
	September 29, 2024	October 1, 2023

	(in thousands)
Net cash provided by (used in) operating activities	$19,739	$(21,662)
Net cash used in investing activities	$(15,792)	$(4,476)
Net cash provided by (used in) financing activities	$(1,645)	$13,459
Cash and Cash Equivalents
At September 29, 2024 and December 31, 2023, we had $20.7 million and $18.4 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to, and impacted by, changes in the timing and volume of activities performed in our facilities. Net cash provided by operating activities was $19.7 million during the first nine months of 2024, an increase of $41.4 million from the $21.7 million of cash used in operating activities during the first nine months of 2023. The increase in cash provided by operating activities during the first nine months of 2024 was driven by: a $28.7 million increase in the change in accounts receivable and contract assets during the period due to improved cash collection efforts as a result of a higher quality customer mix and timing on invoicing for unbilled work; a $15.0 million increase in the change in contract liabilities during the period due to the timing of receipt of customer payments and completion of performance obligations, notably with respect to tools; a $13.7 million improvement in operating results during the first nine months of 2024 as compared to the first nine months of 2023; and a $4.2 million increase in the change in inventories during the period as our spare parts inventory was greater utilized and consumed. This increase was partially offset by: a $10.6 million decrease in the change in accrued expenses and accounts payable during the period due to the timing of the payment of amounts owed to our vendors and large accruals for consulting services and accrued compensation in the prior year; a $8.4 million decrease in depreciation expense during the first nine months of 2024 as compared to the first nine months of 2023 as depreciation of stepped up fair values on the assets acquired from Cypress in 2017 were fully depreciated in the first quarter of 2024; and a $3.9 million decrease in bad debt expense during the first nine months of 2024 as compared to the first nine months of 2023 as collections improved.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $15.8 million during the first nine months of 2024 compared to $4.5 million during the first nine months of 2023 as we continue to invest in our development and manufacturing capabilities. Net cash used in investing activities increased $11.3 million for the first nine months of 2024 as compared to the first nine months of 2023 primarily due to increases of $10.0 million and $1.3 million in purchase of property and equipment and purchases of software and technology licenses, respectively. Increases in purchases of property and equipment were driven by investments made by Oxbow Realty, our consolidated VIE, of $6.7 million during the first nine months of 2024 compared to no such investments during the first nine months of 2023. Customers continue to invest heavily in our development and production capabilities, which reduces the amount of future capital investment required to achieve our growth plans.

Financing Activities
Cash flows from financing activities decreased $15.1 million during the first nine months of 2024 to $1.6 million of net cash used in financing activities from $13.5 million of net cash provided by financing activities during the first nine months of 2023. The decrease in cash flows from financing activities during the first nine months of 2024 compared to the first nine months of 2023 was primarily driven by: a $20.4 million decrease in proceeds from our ATM program as we have not issued common stock under the ATM program in 2024; $6.1 million fewer tool financing proceeds received in the first nine months of 2024 due to fewer tools being financed; and a $1.4 million increase in principal payments on long-term debt. These decreases are offset by: a $11.2 million decrease in net repayments on our Revolver; and $1.4 million increase in net contributions from noncontrolling interest to fund capital expenditures made by Oxbow Realty.

Indebtedness
Sale Leaseback Transaction
In 2020, we entered into an agreement to sell the land and building of our Minnesota facility to Oxbow Realty, an affiliate of our principal stockholder, for $39.0 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million, and paid a guarantee fee to our principal stockholder of $2.0 million. We subsequently entered into an agreement to leaseback the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease. Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale and leaseback. Under failed sale and leaseback accounting, we are deemed the owner of the land and building with the proceeds received recorded as a financial obligation. As Oxbow Realty is a VIE of which we are the primary beneficiary (as described in Note 12 - Variable Interest Entity of the interim condensed consolidated financial statements included in this filing), we consolidate the balances and results of Oxbow Realty in our interim condensed consolidated financial statements; accordingly, the impacts of this transaction are eliminated in consolidation.
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC (“Siena”). The Loan Agreement provides for a revolving line of credit of up to $100.0 million with a scheduled maturity date of December 28, 2025 (the “Revolver”). The Company incurred $4.3 million of debt issuance costs, which will be amortized as additional interest expense over the term of the Revolver. Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, contract assets, inventory and equipment, subject to various conditions and limits as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of contract assets and equipment. Under certain circumstances, Siena may from time to time establish and revise reserves against the borrowing base and/or the maximum revolving facility amount. As of September 29, 2024, the borrowing base of $96.9 million was below the $100.0 million borrowing limit and, our outstanding borrowings of $21.3 million resulted in remaining availability under the Revolver of $75.6 million
Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5% and 7.0% per annum. The applicable margin is an applicable percentage based on the fix charged coverage ratio that ranges from 5.25% to 6.25% per annum for term SOFR loans and ranges from 4.25% to 5.25% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10.0 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15.0 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15.0 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of September 29, 2024, we were in compliance with all applicable covenants of the Loan Agreement and expect to continue to be in compliance with applicable financial covenants over the next twelve months.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the interim condensed consolidated balance sheets in accordance with U.S. GAAP.

Tool Financing Loans
We, from time to time, enter into financing arrangements with equipment lenders to purchase manufacturing tools and other equipment. These agreements are often structured as sale and leasebacks, to which the leases includes bargain purchase options at the end of the lease terms that we intend to exercise. We account for these transactions as failed sale and leasebacks with the associated tools recorded in property and equipment, net and the proceeds received from equipment lenders recorded as financing obligations on our interim condensed consolidated balance sheets. Prior to placing a tool into service, advanced payments received from equipment lenders are recorded as short-term financings on our interim condensed consolidated balance sheets. When the financed tools are placed into service, financing agreements are executed to repay the equipment lenders the outstanding financial obligations over a period of time. Upon execution of the financing arrangements, the financing obligation is classified as long-term debt. Advance payments received from equipment lenders were zero and $3.8 million as of September 29, 2024 and December 31, 2023, respectively.
Contractual Obligations
There have been no significant changes outside the ordinary course of business in our contractual obligations from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Material Cash Requirements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Emerging Growth Company and Smaller Reporting Company Status
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation, and shareholder advisory votes on golden parachute compensation.
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
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements, see Note 3 — Summary of Significant Accounting Policies of the interim condensed consolidated financial statements included in this filing.

Non-GAAP Financial Measure
Our interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. To supplement our interim condensed consolidated financial statements presented in accordance with U.S. GAAP, additional non-GAAP financial measures are provided and reconciled in the table below.
We provide supplemental non-GAAP financial information that our management regularly evaluates to provide additional insight to investors as supplemental information to our U.S. GAAP results. Our management uses earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA to make informed operating decisions, complete strategic planning, prepare annual budgets, and evaluate Company and management performance. We believe that EBITDA and adjusted EBITDA is a useful performance measure to our investors because it provides a baseline for analyzing trends in our business and excludes certain items that may not be indicative of our core operating results. The use of non-GAAP financial measures should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measure. In addition, because these non-GAAP financial measures are not determined in accordance with U.S. GAAP, other companies, including our peers, may calculate their non-GAAP financial measures differently than we do. As a result, the non-GAAP financial measure presented in this Quarterly Report on Form 10-Q may not be directly comparable to similarly titled measures presented by other companies.
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net income (loss) before interest expense, income tax (benefit) expense, depreciation and amortization, equity-based compensation, and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests, business transformation costs, management transition expense, the cost of severance, separation and other termination benefits, and the cost of CHIPS Act specialist fees.
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

	Third Quarter Ended		First Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023

	(in thousands)
Net income (loss) attributable to SkyWater Technology, Inc.	$1,512	$(7,568)	$(6,114)	$(20,431)
Interest expense	1,988	2,507	6,859	7,928
Income tax (benefit) expense	93	(96)	7	(71)
Depreciation and amortization expense	4,166	7,092	13,295	21,651
EBITDA	7,759	1,935	14,047	9,077
Equity-based compensation expense (1)	2,018	1,853	6,105	5,673
Management transition expense (2)	97	—	761	835
Business transformation costs (3)	—	3,522	—	6,022
CHIPS Act specialist fees (4)	—	—	—	1,320
Net income attributable to noncontrolling interests (5)	1,116	966	3,154	3,739
Adjusted EBITDA	$10,990	$8,276	$24,067	$26,666
__________________
(1)Represents non-cash equity-based compensation expense.
(2)Represents the cost of severance, separation, and other termination benefits related to the reorganization of the manufacturing, sales, marketing, and operations leadership team.
(3)Represents expenses related to long-term transformation activities focused on improvement in automation and operational efficiency and includes project-based management consulting fees.
(4)Represents the cost of project-based specialist fees related to our CHIPS Act application process.
(5)Represents net income attributable to noncontrolling interests arising from our VIE, which was formed for the purpose of purchasing the land and building of our operating facility in Bloomington, Minnesota. Since interest expense is added back to net income (loss) to shareholders in our adjusted EBITDA financial measure, we also add back the net income attributable to noncontrolling interests as its net income is derived from interest the VIE charges SkyWater.

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
Credit Risk
Financial instruments that potentially subject us to credit risk are cash and cash equivalents, accounts receivable, and contract assets. Cash balances are maintained at financial institutions, which at times exceed federally insured limits. We monitor the financial condition of the financial institutions in which our accounts are maintained and have not experienced any losses in such accounts. We perform ongoing credit evaluations as to the financial condition of our customers with respect to trade receivables and contract assets. Generally, no collateral is required as a condition of sale. Our consideration of the need for an allowance for credit losses is based upon current market conditions and other factors.
Interest Rate Risk
At September 29, 2024, the outstanding balance of our Revolver, which bears interest at a variable rate, was $21.3 million. At September 29, 2024, the rate in effect was 10.6%. Based on the outstanding balance of our Revolver at September 29, 2024, a 100 basis point increase in the interest rate would increase interest expense by $0.2 million annually.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 29, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 29, 2024 due to the material weaknesses in our internal control over financial reporting described below.
In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and, notwithstanding the material weaknesses in internal control over financial reporting, has concluded that our interim condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023, the related interim condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three- and nine-month periods ended September 29, 2024 and October 1, 2023, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.
Previously Reported Material Weaknesses
As disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting related to the Controls Activity component of the COSO Framework and our revenue accounting process, which were not remediated as of September 29, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plans
As disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2023, actions were undertaken in fiscal year 2023 to implement new controls and enhance existing controls to remediate the material weaknesses in the Control Activities component of the COSO Framework and our revenue accounting process. These actions were completed on a timeframe that did not demonstrate sustained execution of those controls throughout fiscal year 2023. Remediation of the Control Activities component of the COSO Framework and our revenue accounting process material weaknesses will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of time in fiscal year 2024. To remediate these material weaknesses, management plans to sustain the execution of the process-level and information technology controls implemented or enhanced in fiscal year 2023 throughout fiscal year 2024. We will not be able to conclude whether the actions we are taking will remediate these material weaknesses until we have completed our remediation plans and perform testing to validate the effectiveness of these controls.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three- and nine-month periods ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During the three-month period ended September 29, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SkyWater Technology, Inc.

Date: November 7, 2024	By:	/s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)