Form 10-K
period 2024-12-29
SkyWater Technology, Inc
filed 2025-03-14
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock of the registrant held by non-affiliates as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the Nasdaq Stock Market on such date of $7.65, was approximately $207.5 million.
On March 12, 2025, there were 47,995,078 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended December 29, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•our ability to attract, train, and retain key qualified personnel;
•adverse litigation judgments, settlements, or other litigation-related costs;
•changes in trade policies, including the imposition of or increase in tariffs;
•our ability to raise additional capital or financing;
•our ability to accurately forecast demand;
•changes in local, regional, national and international economic or political conditions, including those resulting from increases in inflation and interest rates, a recession, or intensified international hostilities;
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
•A breach of our security systems or a cyberattack that disrupts our operations or results in the breach of confidential information about us, our technology, or our customers could harm our business and reputation, and could expose us to costly regulatory enforcement and other liability.
•We may use artificial intelligence in our business and operations, and challenges with properly managing its use could harm our business and expose us to costly liability.
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
•Changes in trade policies, including the imposition of or increase in tariffs and changes to existing trade agreements, could negatively impact our business, financial condition and results of operations.
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
•We may not realize the anticipated benefits of the agreement entered into with Infineon Technologies AG to purchase Fab 25 (the “Transaction”) and any benefit may take longer to realize than we expect.
•We could be subject to new risks, known and unknown, relating to the Transaction.
•Increased leverage may harm our financial condition and results of operations.
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
•Our international sales and domestic operations are subject to applicable laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations.
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

PART I

ITEM 1.    BUSINESS

Overview
We are a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facility, or fab, in Minnesota and advanced packaging services from our Florida facility. Our Technology-as-a-Service (“TaaS”) model leverages a foundation of proprietary technology, engineering know-how capabilities, and microelectronics manufacturing capacity to co-develop process technology intellectual property (“IP”) with our customers that enables disruptive concepts through our Advanced Technology Services (“ATS”) for diverse microelectronics (integrated circuits (“ICs”)) and related micro- and nanotechnology applications. In addition to differentiated technology development services, we support customers with volume production of ICs for high-growth markets through our Wafer Services.
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
Pending Acquisition
On February 25, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Spansion LLC (“Seller”), an affiliate of Infineon Technologies AG, pursuant to which, subject to the satisfaction or waiver of the conditions contained therein, the Company will acquire all of the issued and outstanding memberships interests of a limited liability company that will be formed prior to closing and that will receive, pursuant to a pre-closing restructuring, certain assets and liabilities related to Infineon Technologies AG’s 200 mm fab (“Fab 25”) in Austin, Texas (the “Transaction”). The purchase price for the Transaction is expected to be approximately $110 million, comprised of a base purchase price for the Transaction of $80 million ($55 million of which will be paid at closing), plus a payment at closing for working capital, estimated to be approximately $30 million, subject to adjustment. The payment of the remaining $25 million of the base purchase price will be deferred for four years and will be paid by wafer credits under a wafer supply agreement with an affiliate of Seller, which agreement will be executed at the closing of the Transaction pursuant to the Purchase Agreement.
The Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including, among other things: (1) the accuracy of the representations and warranties of each party to the Purchase Agreement; (2) the performance by each party of its obligations and covenants in all material respects; (3) the absence of a material adverse effect between the signing of the Purchase Agreement and the closing of the Transaction; (4) the absence of any applicable order or law prohibiting the Transaction; and (5) obtaining U.S. regulatory approval.

Under the Purchase Agreement, the closing of the Transaction shall occur no earlier than May 30, 2025, unless otherwise agreed mutually by the parties. The Purchase Agreement may be terminated by mutual written agreement of the Company and Seller or by either the Company or Seller in limited circumstances, including, among other things, (i) certain uncured breaches of any representation, warranty, covenant or obligation in the Purchase Agreement by the other party; (ii) failure to complete the Transaction by September 30, 2025; and (iii) the existence of an order by a governmental authority prohibiting the Transaction.

The Company intends to finance the purchase price for the Transaction through debt financing.
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

Our Competitive Strengths
We believe we are a leader in technology innovation services and believe that we have significant points of differentiation that will enable us to continue to succeed in the pure-play technology foundry industry. Our core strengths include the following:
•Our status as a publicly-traded, U.S.-based, U.S. headquartered pure-play technology foundry partner with DMEA Category 1A Trusted Accreditation from the DoD. This status provides us with a strong position to service the A&D market. Our current and potential A&D customers are required to comply with a range of information security protocols for protecting sensitive device intellectual property with national security implications. The DoD established the Trusted Foundry Program in 2007 to provide secure access to leading-edge semiconductor technology and to ensure a trusted microelectronics supply chain for sensitive government programs with national security interests. As of December 29, 2024, there were 84 suppliers designated as “Trusted” under this program by the USG. Of those suppliers, we are one of only 16 foundry companies that have DMEA Category 1A Trusted Accreditation through the DoD. In addition, there are other end markets, such as automotive and medical, that value working with a supplier operating within the United States, which offers a high level of protection for IP rights, or that value the convenience and branding advantage of services and products made in the United States.
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
Our Growth Strategy
We intend to become a prominent U.S.-based pure-play technology foundry by leveraging our core competencies in specialty process development and advanced manufacturing, while expanding our customer base and presence in high-margin end markets. To achieve this goal, we intend to pursue the following key strategies:
•Diversify our customer base, grow our presence in existing markets, and expand into new end markets. Our Trusted Foundry designation, various industry accreditations, and broad range of capabilities and services have established our presence in high-growth specialty applications. We have reduced our revenue concentration from Infineon to approximately 7% of our revenues for the year ended December 29, 2024 from approximately 100% of our revenues in 2017. We intend to continue to build upon our success in the advanced compute, A&D, automotive, bio-health, and industrial markets while expanding into new markets over time. Our technology foundry services, coupled with our Trusted Foundry designation and various industry accreditations, offer unique value to our customers that we plan to leverage as we expand our presence across both current and new end markets.

•Leverage our Trusted Foundry status and find USG investments to add to our capabilities and expand our markets. We are a DMEA Category 1A Trusted Foundry accreditation through the DoD. We believe most foundries are not positioned to deeply partner with the USG because of the Trusted Foundry’s security requirements, stringent government contract provisions, and small lot manufacturing typical of government contracts. We have extensive experience working with highly sensitive government projects that enable new capabilities and subsequently re-applying those capabilities to expand our market.
•Expand U.S.-based pure-play advanced packaging foundry services. As our industry evolves, we believe 2.5D, 3D, and System-in-Package (“SiP”) advanced packaging concepts will be adopted broadly and our domestic offering for development and manufacturing of solutions in this space will be in high demand. Our strategy is to make these advanced package services available to both our wafer service customers and for customers using other foundries. These target customers include defense industrial base (“DIB”) and high-volume semiconductor companies. As interest grows within the federal government to enhance domestic infrastructure in this area, we believe we are well-positioned to lead efforts to position the U.S. as a leader in advanced packaging technology. For example, we announced that a DoD contract was recently awarded to Osceola County and SkyWater Florida with an expected value of up to $120 million over five years, including options for an additional $70 million, for a total expected value of up to $190 million, to expand domestic fan-out wafer level packaging (“FOWLP”) capabilities for both government and commercial customers.
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
•Expand our capabilities through cost-effective capital management, including seeking M&A opportunities to drive growth. We will continue to invest in additional manufacturing capacity and evaluate growth opportunities through acquisitions of other businesses and operations, including with respect to (1) other foundries, (2) larger foundries looking to divest existing low-volume programs, and (3) low-cost manufacturing capacity that increases our scale. We also may expand our current facility or convert existing spaces into clean rooms to add to our contaminant-free manufacturing environment.
•Expand our capabilities and capacity leveraging the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) and Science Act. In August 2022, the U.S. enacted the CHIPS and Science Act which provides $52.7 billion in incentives for U.S. semiconductor manufacturing, funding for research, and up to 25% in refundable tax credits for semiconductor equipment and upgrades to manufacturing facilities. The stated goal of this legislation is to increase domestic semiconductor production, reinvigorate semiconductor research, and expand the semiconductor workforce, all with a focus on improving economic and national security. We believe SkyWater is well-positioned to take advantage of this landmark legislation, across both our ATS and Wafer Services business lines, because of our demonstrated business model of serving defense and commercial markets across development and production parts of the technology life-cycle. In December 2023, we submitted an application to the CHIPS Program Office of the U.S. Department of Commerce for funding through the CHIPS and Science Act for modernization and equipment upgrades to enhance production at our Minnesota facility. In December 2024, we signed a preliminary memorandum of terms that provides for up to $16 million in funding pursuant to the CHIPS and Science Act, which will be combined with $19 million in incentives from the State of Minnesota’s Forward Fund.
Our Customers
We serve a diverse array of customers ranging from designers producing near-commodity volume chips to those requiring highly specialized next-generation technology solutions. Infineon accounted for 7% and 17% of our revenue for the fiscal years ended December 29, 2024 and December 31, 2023, respectively. Two customers, other than Infineon, represented 40% and 20% of our revenue for the fiscal year ended December 29, 2024. Three customers, other than Infineon, represented 24%, 15%, and 10% of our revenue for the fiscal year ended December 31, 2023.

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
Rad-Hard CMOS
Our rad-hard technology is used extensively in microelectronics and mission-critical applications across A&D and bio-health end markets. We have a long legacy of supporting rad-hard CMOS. In 2019, we were awarded a rad-hard program by the DoD of up to $170 million and in 2022, we were awarded up to $99 million in additional funding to support a facility expansion to house and develop a new 90 nm radiation hardened by process (“RHBP”) mixed-signal CMOS process. This new process technology, which is forecasted to double the performance of devices, is expected to become the most advanced strategic RHBP foundry in the United States.

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
In addition, we seek to protect our intellectual property rights by requiring our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all material works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
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
We have also made significant investments in research and development for our platform. Our research and development activities seek to upgrade and improve our manufacturing technologies and processes. A substantial portion of our research and development activities are undertaken in cooperation with our customers and equipment vendors. Due to the rapid changes in technology that characterize the semiconductor industry, effective research and development is essential to our success. We plan to continue to invest significantly in research and development activities in order to develop advanced process technologies for new applications. Our research and development expenses were $15.0 million and $10.2 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

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
Human Capital Resources
As of December 29, 2024, we had 702 employees. All employees reside in the United States of America.
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

Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to take advantage of all of these exemptions.
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
Infineon accounted for 7% and 17% of our revenue for fiscal years ended December 29, 2024 and December 31, 2023, respectively. Two customers, other than Infineon, represented 40% and 20% of our revenue for the fiscal year ended December 29, 2024. Three customers, other than Infineon, represented 24%, 15%, and 10% of our revenue for the fiscal year ended December 31, 2023. If we were to lose any of these key customers or experience a significant decrease in volume or sales prices, our financial results would be adversely affected. We currently sell to a relatively small number of customers in total, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future. We cannot be certain that these customers will generate significant revenue for us in the future or if these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue. In addition, the loss or reduction in volume or sales price, whether due to their insolvency, or their unwillingness or inability to perform their obligations under their respective relationships with us, or if we are unable to renew or engage with them in commercially reasonable terms, or attract new customers to replace such lost business, may materially negatively impact our overall business. This is exacerbated by our current manufacturing constraints which limit our ability to sell to other customers. In addition, our business is affected by competition in the markets for the end products that our customers sell, and any decline in their business could harm our business and cause our revenue to decline.
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
A breach of our security systems or a cyberattack that disrupts our operations or results in the breach of confidential information about us, our technology, or our customers could harm our business and reputation, and could expose us to costly regulatory enforcement and other liability.
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

We may use artificial intelligence in our business and operations, and challenges with properly managing its use could harm our business and expose us to costly liability.
We may incorporate artificial intelligence technologies, including generative artificial intelligence and machine learning, into our product development processes, services and operations. Our use of artificial intelligence technologies carries inherent risks, and there can be no assurance that our use of artificial intelligence will enhance our products or services or achieve any improvements in innovation or efficiency. In addition, we could be exposed to liability as a result of any misuse of artificial intelligence and machine learning-technology by our personnel while carrying out Company responsibilities. We also face risks of competitive disadvantage if our competitors more effectively use artificial intelligence to drive internal efficiencies or create new or enhanced products or services. If we fail to properly manage our use of artificial intelligence in our business and operations, our business could be harmed or we could be exposed to costly liability, which in turn could adversely affect our results of operations and financial condition.

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
In addition, from time to time, governments may provide subsidies or make other investments that could further magnify the competitive advantages to our competitors with longer operating histories, greater name recognition, and access to larger customer bases. For example, as discussed above, in August 2022, the U.S. enacted the CHIPS and Science Act, which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. In December 2023, we submitted an application for CHIPS and Science Act funding for modernization and equipment upgrades to enhance production at our Minnesota fab. In December 2024, we signed a preliminary memorandum of terms that provides for up to $16 million in funding pursuant to the CHIPS and Science Act, which will be combined with $19 million in incentives from the State of Minnesota’s Forward Fund. However, there is no guarantee that we will receive any such CHIPS and Science Act funding pursuant to the preliminary memorandum of terms or otherwise, such funding may not be available to us on acceptable terms or at all (including as a result of any modification or repeal of the CHIPS and Science Act). Further, the CHIPS and Science Act requires companies to adhere to various performance obligations, which we may not achieve. Regardless of whether we receive any CHIPS and Science Act funding, many of our competitors may have received or receive in the future CHIPS and Science Act funding and benefit from the investments, which could help increase their production capacity, shorten their lead time, and gain market share. These competitive pressures could distort the market space in which we operate and materially and adversely affect our business, financial condition and results of operations.
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
In 2021, we expanded our operations with the addition of the Center for NeoVation, a advanced packaging facility in Kissimmee, Florida. The facility is operated and maintained by SkyWater through a public-private partnership with Osceola County, Florida, which is developing a broader technology and STEM education infrastructure at the same campus where the Center for NeoVation is located. In addition, in July 2022, we announced our plans to build a production and research and development facility in West Lafayette, Indiana through a public-private partnership with the State of Indiana and Purdue University. If we or our counterparties fail to meet our obligations in connection with these public-private partnerships, or if we are not able to realize some or all of the anticipated benefits of such partnerships in the anticipated time frame or at all, our business, financial condition and results of operations may be materially and adversely affected. Failure to satisfy the obligations of the agreements’ terms, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the counterparties, including, for example, termination of such agreement and other related agreements and potential recoupment of a percentage of the grant funding and other benefits received, subject to the terms and conditions of the applicable agreements. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements, which could materially and adversely affect our business, results of operations and financial condition. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.
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
Changes in trade policies, including the imposition of or increase in tariffs and changes to existing trade agreements, could negatively impact our business, financial condition and results of operations.
As a result of changes to U.S. and foreign government trade policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, and imposition of or significant increases in tariffs on imported products, particularly tariffs on products manufactured in China, Canada and Mexico, among other possible changes. We procure certain materials, tools, and maintenance parts which are essential in the manufacturing of our products directly or indirectly from outside of the United States. The imposition of or increases in tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of these essential materials, tools, and maintenance parts, which could hurt our competitive position and adversely impact our business, financial condition and results of operations in several ways. For example, the increase in costs and risk of supply chain interruption could drive some of our foreign customers to overseas foundries. In addition, availability concerns with respect to some of our essential materials, tools, and maintenance parts could also prompt a lengthy and expensive search for alternative sources which would necessitate requalification cycles and production delays.
We are exposed to risks associated with a potential financial crisis and weaker global economy.
The tightening of monetary policy in the United States, prolonged turmoil in the financial markets, and a weakened global economy, including a recession, may contribute to slowdowns in the semiconductor industry. The market for the installation of wafers depends largely on commercial, customer, and government capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to delay, cancel, or refrain from placing orders, which may reduce our sales. Difficulties in obtaining capital or further deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing. Further, these conditions and uncertainty about future economic conditions may make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations may be materially and adversely affected.
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
As disclosed in this Annual Report on Form 10-K, we continue to have a material weakness in the revenue accounting process of our internal control over financial reporting. This material weakness could result in a material misstatement of account balances or disclosures in the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
With the oversight of the Audit Committee of the Board of Directors, in fiscal year 2024, the Company continued to execute its plans to remediate the material weakness in the revenue accounting process, including the implementation of additional controls supporting the completeness and accuracy of the data used to process revenue transactions and the enhancement of control attributes supporting the execution of existing management review controls. Despite these improvements, as of December 29, 2024 and through the date of filing this Annual Report on Form 10-K, an inappropriate level of privileged access to the Company’s manufacturing application and its databases used in the revenue accounting process remains. IT general controls were not sufficient in design as the Company did not maintain controls over the provisioning and deprovisioning of privileged user access or the monitoring of that access. As data is obtained from these databases to process revenue transactions, IT-dependent manual revenue controls that rely on data from the manufacturing application and its databases were also deemed ineffective because they could have been adversely impacted by the access deficiencies. When aggregating this issue with other less severe revenue control deficiencies, we were unable to remediate the revenue accounting process material weakness as of December 29, 2024. While we believe our remediation efforts in fiscal year 2024 have improved the design of our internal control over financial reporting, remediation of the material weakness in the revenue accounting process will require the Company to design and implement system improvements to either remove the privileged access to the manufacturing application and its databases or develop and implement controls from which changes processed via the privileged access are monitored and evaluated. We will not be able to conclude that this material weakness has been remediated until we have completed our remediation plans and perform testing to validate the effectiveness of these controls.
As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness in the revenue accounting process, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation actions described above. We will also continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. The material weakness in the revenue accounting process cannot be considered remediated until our remediation plans have been completed and the effectiveness of our internal control over financial reporting following the remedial actions has been validated.
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
Risks Relating to the Transaction
We may not realize the anticipated benefits of the Transaction and any benefit may take longer to realize than we expect.
The Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including, among other things: (1) the accuracy of the representations and warranties of each party to the Purchase Agreement; (2) the performance by each party of its obligations and covenants in all material respects; (3) the absence of a material adverse effect between the signing of the Purchase Agreement and the closing of the Transaction; (4) the absence of any applicable order or law prohibiting the Transaction; and (5) obtaining U.S. regulatory approval. We may not be able to obtain necessary regulatory approvals and satisfy other conditions to the Transaction on our anticipated timeframe or at all.
In addition, the Transaction will involve the integration of Fab 25’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating Fab 25’s operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate Fab 25’s operations successfully, this integration may not result in the realization of the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time or at all.

We could be subject to new risks, known and unknown, relating to the Transaction.
We may experience risks, losses and damages associated with the Transaction. The risks we could face include the following:
•the Transaction may lead to the incurrence of costs to review, upgrade and integrate Fab 25’s systems with our compliance and reporting systems, including our systems of internal control over financial reporting. The process of integrating Fab 25 into our internal control over financial reporting could require significant time and effort from our management and other personnel and could increase our compliance costs; and
•the Transaction involves the inherent risk of liabilities, and these liabilities may prove more costly or produce more adverse effects than we anticipate, such as actual or potential litigation and regulatory matters. In addition, in the course of the due diligence review of Fab 25, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Fab 25, and we may not be indemnified or have insurance for any of these liabilities. Any such liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Transaction.

Any of these risks associated with the Transaction could have a material adverse impact on our business, results of operations and financial condition.

Increased leverage may harm our financial condition and results of operations.
As of December 29, 2024, we had $72.1 million of total debt on a consolidated basis. We expect our indebtedness to increase materially in connection with the Transaction. We intend to fund the Transaction with borrowings under our Loan Agreement for an aggregate amount estimated to be approximately $80.0 million of new indebtedness in connection with the closing of the Transaction. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
•we will have additional cash requirements to support the payment of interest on our outstanding indebtedness;
•increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be reduced;
•our flexibility in planning for, or reacting to, changes in our business and our industry may be reduced; and

•our flexibility to make acquisitions and develop technology may be limited.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things:
•to seek additional financing in the debt or equity markets;
•to refinance or restructure all or a portion of our indebtedness;
•to sell selected assets or businesses; or
•to reduce or delay planned capital or operating expenditures.

Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
Risks Relating to the Ability to Raise Financing and Our Indebtedness
We may need to raise additional capital or financing to continue to execute and expand our business.
We may need to raise additional capital to expand or if positive cash flow is not achieved and maintained. As of December 29, 2024, our available cash balance, not including cash held by a variable interest entity that we consolidate, was $18.5 million. We may be required to pursue sources of additional capital through various means, including joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, and debt or equity financings, including sales of our common stock under our at the market offering program. If we raise additional equity or securities convertible or exchangeable for our equity, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Newly-issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that could have additional dilutive effects. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, we may have to relinquish valuable rights to our technologies or other assets, or grant licenses on terms unfavorable to us. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses, and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which could adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings.
In addition, our ability to execute our operating strategy is dependent on our ability to maintain liquidity and access capital through our Loan and Security Agreement (as amended, the “Loan Agreement”), which provides for a revolving line of credit of up to $130 million with scheduled maturity date of December 31, 2028, and other sources of financing. Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory, and equipment, subject to various conditions, limits and any availability block as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. We have also obtained a support letter from Oxbow Industries, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due. Pursuant to the support letter, such funding would be in the form of a loan or equity investment. However, if such funding is required and Oxbow Industries does not provide additional funding to us, our liquidity, business, results of operations and financial condition could be materially and adversely impacted. The support letter expires March 18, 2026.
We believe our expected results of operations, cash and cash equivalents on hand, available borrowings from our Loan Agreement and the support letter from Oxbow Industries, as needed, will provide sufficient liquidity to fund our operations for the next twelve months from the date of issuance of the consolidated financial statements in this Annual Report on Form 10-K; however, we may need to seek additional financing and cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly, which could materially and adversely impact our business, results of operations and financial condition.
Our indebtedness could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of indebtedness and may need to incur additional debt to support our growth. As of December 29, 2024, our indebtedness totaled $72.1 million, consisting of $30.2 million under our Loan Agreement currently with an interest rate of 8.9%, subject to adjustment in accordance with the terms of the Loan Agreement, $7.3 million of tool financing, and a $34.7 million financing from the sale of the land and building representing our corporate headquarters in Minnesota (the “Financing”). Recent significant increases in interest rates have increased our borrowing costs and continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness, refinancing our outstanding indebtedness, and increase the cost of any new indebtedness.
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
Our international sales and domestic operations are subject to applicable laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations.
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
•the restrictions imposed on our business, operations, and additional security requirements required for compliance with United States export regulations, including ITAR and the EAR, including “deemed export” compliance which precludes foreign national access to restricted data, and export restrictions on materials and technology (including recently implemented export restrictions on advanced computing ICs, computer commodities that contain such ICs, and certain semiconductor manufacturing items, as well as controls on transactions involving items for supercomputer and semiconductor manufacturing end-users);
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•fluctuations in currency exchange rates;
•potentially adverse consequences of changes in diplomatic and trade relationships, as well as tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our solutions in some international markets;
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
The trading price of shares of our common stock has been, and is likely to continue to be, volatile. The stock market in general, and the market for smaller technology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since shares of our common stock were sold in our IPO in April 2021 at a price of $14.00 per share, the closing price of our common stock has ranged from $4.43 to $36.80 through December 29, 2024. The price of our common stock could be subject to wide fluctuations in response to the following factors, among others:
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
As of December 29, 2024, an affiliate of Oxbow Industries and our directors and executive officers beneficially owned approximately 45% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay, or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
Governance - The Board has designated that the Risk Management Committee is responsible for overseeing cybersecurity risks, and our Senior Vice President of Information Technology and Supply Chain Management (“SVP of IT & SCM”) reports to the Risk Management Committee on cybersecurity matters. The SVP of IT & SCM has over 20 years of experience in IT systems, IT infrastructure, fab and manufacturing environments, and site disaster recovery and compliance. Our IT administration team supports the SVP of IT & SCM and has deep working knowledge of the NIST cybersecurity framework, the Cybersecurity Maturity Model Certification (CMMC) program, ISO 27001, and extensive experience in systems and technology infrastructure management. In addition, our Director of Corporate Security reports to our Chief Risk and Compliance Officer and is involved in the ongoing compliance with relevant cybersecurity regulations, including with regard to cybersecurity monitoring and incident response (as noted below). The Director of Corporate Security has over 20 years of experience in quality systems, semiconductor manufacturing, and industrial security.
Risk Assessment - Our enterprise risk assessment is performed by executives, management, and functional and department-level subject matter experts. This group engages in the ongoing monitoring of identified risks to the Company and risk mitigation efforts. Our enterprise risk management process captures the potential impact and likelihood of cybersecurity risk events by evaluating our current cybersecurity risk environment and our existing cybersecurity controls. Risks identified by our cybersecurity program are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed. The SVP of IT & SCM, senior leadership, and our internal audit function provide both the full Board and the Risk Management Committee with periodic updates on the performance of our cybersecurity program.
Monitoring and Incident Response - The Company’s cybersecurity program protects against threats through use of the following measures: identifying critical assets and high-risk threats; implementing cybersecurity detection, controls and remediation practices; implementing a third-party risk management program to evaluate our critical partners’ cyber posture; and evaluating our program effectiveness by performing internal and external assessments. The Company engages a third-party service provider to perform annual internal and external penetration testing under NIST special paper (SP) 800-171 requirements to identify potential gaps that require remediation. In addition, the Company utilizes several industry-standard software applications to monitor for cybersecurity threats and alert our Director of Corporate Security and IT administration of any incidents that require escalation to the SVP of IT & SCM and the Risk Management Committee. Threats and incidents identified are immediately investigated by the IT administration team and appropriate action is taken to mitigate the impact to the Company.
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
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that we will not be materially affected in the future by cybersecurity risks, threats or incidents. The potential consequences of a future material cybersecurity incident may include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to our systems or operations of our facilities, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, increased cybersecurity protection costs and unplanned remediation costs, which in turn could adversely affect our business strategy, results of operations and financial condition. See Item 1A under the caption “A breach of our security systems or a cyberattack that disrupts our operations or results in the breach of confidential information about us, our technology, or our customers could harm our business and reputation, and could expose us to costly regulatory enforcement and other liability.” for additional information on cybersecurity risks applicable to the Company.

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
SkyWater Florida
In 2021, we expanded our operations with the addition of the Center for NeoVation, a advanced packaging facility in Kissimmee, Florida. The facility is operated and maintained by SkyWater through a public-private partnership with Osceola County, Florida which is developing a broader technology and STEM education infrastructure at the same campus where the Center for NeoVation is located. We utilize the 109,000 square foot facility, with approximately 36,000 square feet of cleanroom space, to address emerging commercial and government agency needs for U.S.-sourced electronics. See Note 2 – Basis of Presentation and Principles of Consolidation in the notes to our consolidated financial statements for additional information. We also lease office space adjacent to the Center for NeoVation in Kissimmee, Florida, which consists of approximately 6,000 square feet and our agreement for such space expires in January 2039.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers, together with their ages as of March 1, 2025, positions, and business experience are described below.

NAME	AGE	POSITION(S)

Thomas Sonderman	61	Chief Executive Officer and Director
John Sakamoto	56	President and Chief Operating Officer
Steve Manko	44	Chief Financial Officer
Christopher Hilberg	50	Chief Risk and Compliance Officer, General Counsel and Secretary
Thomas Sonderman, Chief Executive Officer and Director
Thomas Sonderman has served as our Chief Executive Officer since December 2020 and as a member of our board since October 2020. Previously, he served as our President from December 2020 to September 2023, in addition to his role as Chief Executive Officer. He has served as the President of SkyWater Technology Foundry since October 2017. From January 2014 until October 2017, Mr. Sonderman served as the Vice President and General Manager of the Integrated Solutions Group at Rudolph Technologies, Inc., or Rudolph Technologies, a semiconductor company that merged with Nanometrics Incorporated to form Onto Innovation Inc. As CEO, he oversees efforts to maximize shareholder value through collaborating with customers, partners and other external stakeholders to drive the company’s long-term vision for the future. He has been instrumental in driving the company’s successful business transformation from an IDM to a pure play foundry and he led SkyWater’s initial public offering in April 2021.
Mr. Sonderman has effectively diversified SkyWater’s customer base by defining new product markets and target customers while simultaneously improving operational efficiencies. He has leveraged SkyWater as a U.S.-based semiconductor foundry to expand the company’s government business and to reinstate a strong commercial manufacturing presence in the U.S. He has built a world class leadership team that inspires more than 700 employees to deliver process R&D innovation and operational excellence.
Prior to joining SkyWater, Mr. Sonderman’s extensive industry experience included all aspects of fab operations and delivering market leadership and increased shareholder value to high-technology industry leaders Rudolph Technologies, GLOBALFOUNDRIES and AMD. Notably, he played a critical role serving as part of an executive team at AMD that spun-off manufacturing operations to form GLOBALFOUNDRIES.
A widely recognized subject matter expert, Mr. Sonderman is the author of 50 patents and a highly sought-after industry speaker. He received a Bachelor of Science degree in chemical engineering from Missouri University of Science Technology and a Master of Science degree in electrical engineering from National Technological University.
John Sakamoto, President and Chief Operating Officer
John Sakamoto has served as our President and Chief Operating Officer since September 2023 and oversees all day-to-day business and manufacturing operations. He is responsible for driving consistent profitability and implementing growth strategies, including ensuring smooth and efficient operations across the organization. He is responsible for cultivating key relationships with customers, suppliers and stakeholders for long-term business success. Additionally, Sakamoto leads the Company's functional areas related to delivering the technology as a service (TaaS) model to the market.
Prior to joining the Company, Mr. Sakamoto served as Vice President, Processing Business Unit at Marvell Technology Group, an infrastructure semiconductor solutions company, from November 2019 to September 2023.
His experience includes 25 years in various executive leadership positions with Altera, Intel, and Marvell (as noted above) where he consistently achieved financial and strategic objectives through the implementation of effective business processes. His expertise includes market strategy, organizational growth, general management, business unit leadership, sales, operations, engineering and acquisition integration planning
Sakamoto holds a Bachelor of Science degree in electrical engineering from California Polytechnic State University, San Luis Obispo.

Steve Manko, Chief Financial Officer
Steve Manko has served as our Chief Financial Officer since December 2020. He has served as the Chief Financial Officer of SkyWater Technology Foundry since July 1, 2020, prior to which he served as a consultant for SkyWater Technology Foundry since early 2019 in connection with a number of finance and accounting initiatives and projects. Mr. Manko utilizes his extensive finance background in working with his team to drive profitability and enhance the value of the organization. He achieves this by collaborating with other leaders in the company to understand their challenges and opportunities and develop a strategy for increased returns on investment.
Prior to joining SkyWater as chief financial officer, from January 2019 until June 2020, Mr. Manko was managing director at Riveron Consulting, a business advisory firm, where he led the Financial Advisory Services practice in

Minneapolis. He and his team assisted companies through various change events such as acquisitions and internal process changes and optimizations. Previously, Mr. Manko was at Ernst & Young and specialized in the Banking & Capital Markets industries. He spent time in the Cleveland, Ohio and Honolulu, Hawaii offices, before moving with his family to the Twin Cities in 2015.
Mr. Manko holds a Master of Business Administration from The University of Akron and a Bachelor of Arts in accounting and business administration from Malone University. He is also a member of various accounting and finance committees and organizations
Christopher Hilberg, Chief Risk and Compliance Officer, General Counsel and Secretary
Chris Hilberg has served as our Chief Risk and Compliance Officer since May 2024, General Counsel since August 2022, and Secretary since April 2022 and is responsible for SkyWater’s legal and compliance functions and provides the company’s management and board of directors with strategic and high-value business, corporate, governance, transactional and compliance advice, counsel and leadership. He leads SkyWater’s legal and compliance team, and oversees the company’s legal affairs, including corporate governance, commercial transactions, intellectual property, corporate and regulatory compliance, employment law and litigation.
Prior to becoming Chief Risk and Compliance Officer, Mr. Hilberg served as our Chief Legal Officer from August 2022 to May 2024. Prior to that, Mr. Hilberg served as our Vice President, Legal and Assistant General Counsel from November 2021 to August 2022. Previously, Mr. Hilberg served as Senior Legal Director of Best Buy Co., Inc., a multinational consumer electronics retailer, from July 2017 to November 2021. Mr. Hilberg’s more than 20 years as an attorney include extensive, broad-based experience at large law firms and in-house. He routinely advises Fortune 500 companies on commercial transactions, risk management, compliance, global sourcing and supply chain functions and intellectual property strategy.
Mr. Hilberg has an undergraduate degree in physics from Carleton College and a law degree from the University of Chicago Law School and is a licensed patent attorney before the United States Patent and Trademark Office.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the Nasdaq Stock Market under the symbol “SKYT” on April 21, 2021. Prior to that date, no public market for our common stock existed.
Number of Common Stock Holders
As of March 12, 2025, there was one holder of record of our common stock. The actual number of holders of common stock is greater than this number of holders of record and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
200
150
100
50
0
04/21/21
01/02/22
01/01/23
12/31/23
12/29/24
SkyWater Technology, Inc.
NASDAQ Composite Index
PHLX Semiconductor index

Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Issuer Purchases of Equity Securities
None.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited annual consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K. Item 7 in this Form 10-K discusses the Company's fiscal year 2024 and fiscal year 2023 results and the year-over-year comparisons between fiscal year 2024 and fiscal year 2023. Discussion of the fiscal year 2023 results and the year-over-year comparisons between fiscal year 2023 and fiscal year 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024, and incorporated by reference in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect the Company’s current expectations, estimates, and assumptions concerning events and financial trends that may affect future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in the Company’s forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and elsewhere herein.
SkyWater's fiscal year ends on the Sunday closest to the end of the twelfth calendar month. We refer to the fiscal years ended December 29, 2024 and December 31, 2023 as fiscal year 2024 and fiscal year 2023, respectively. Fiscal years 2024 and 2023 each include 52 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance in fiscal year 2024 and fiscal year 2023, or are reasonably likely to impact our results in the future.
•Macroeconomic and competitive conditions, including cyclicality and consolidation, as well as government funding in semiconductor technology and manufacturing, create unique challenges and opportunities for the semiconductor industry and SkyWater.
•In August 2022, the U.S. enacted the CHIPS and Science Act pursuant to which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The CHIPS Act authorizes the U.S. Department of Commerce to enable execution of awards under the CHIPS Act and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development. In December 2023, we submitted an application to the CHIPS Program Office of the U.S. Department of Commerce for funding through the CHIPS and Science Act for modernization and equipment upgrades to enhance production at our Minnesota facility. In December 2024, we signed a preliminary memorandum of terms that provides for up to $16 million pursuant to the CHIPS and Science Act, which is in addition to $19 million in incentives from the State of Minnesota. The federal funding is expected to be received in 2026, and the state incentives are expected to be received starting in the fourth quarter of 2025.
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
Pending Acquisition
On February 25, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Spansion LLC (“Seller”), an affiliate of Infineon Technologies AG, pursuant to which, subject to the satisfaction or waiver of the conditions contained therein, the Company will acquire all of the issued and outstanding memberships interests of a limited liability company that will be formed prior to closing and that will receive, pursuant to a pre-closing restructuring, certain assets and liabilities related to Infineon Technologies AG’s 200 mm fab in Austin, Texas (the “Transaction”). The purchase price for the Transaction is expected to be approximately $110 million, comprised of a base purchase price for the Transaction of $80 million ($55 million of which will be paid at closing), plus a payment at closing for working capital, estimated to be approximately $30 million, subject to adjustment. The payment of the remaining $25 million of the base purchase price will be deferred for four years and will be paid by wafer credits under a wafer supply agreement with an affiliate of Seller, which agreement will be executed at the closing of the Transaction pursuant to the Purchase Agreement.
The Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including, among other things: (1) the accuracy of the representations and warranties of each party to the Purchase Agreement; (2) the performance by each party of its obligations and covenants in all material respects; (3) the absence of a material adverse effect between the signing of the Purchase Agreement and the closing of the Transaction; (4) the absence of any applicable order or law prohibiting the Transaction; and (5) obtaining U.S. regulatory approval.
Under the Purchase Agreement, the closing of the Transaction shall occur no earlier than May 30, 2025, unless otherwise agreed mutually by the parties. The Purchase Agreement may be terminated by mutual written agreement of the Company and Seller or by either the Company or Seller in limited circumstances, including, among other things, (i) certain uncured breaches of any representation, warranty, covenant or obligation in the Purchase Agreement by the other party; (ii) failure to complete the Transaction by September 30, 2025; and (iii) the existence of an order by a governmental authority prohibiting the Transaction.

The Company intends to finance the purchase price for the Transaction through debt financing.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
•Revenue and gross profit;
•Net loss; and
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
Fiscal Year 2024 Compared to Fiscal Year 2023
The following table summarizes certain financial information relating to our operating results for the fiscal years ended December 29, 2024 and December 31, 2023.

	Fiscal Year Ended		Percentage Change
	December 29, 2024	December 31, 2023

	(in thousands)
Consolidated statements of operations data:
Revenue	$342,269	$286,682	19%
Cost of revenue	272,643	227,390	20%
Gross profit	69,626	59,292	17%
Research and development expense	15,040	10,169	48%
Selling, general, and administrative expense	48,026	63,911	(25)%
Operating income (loss)	6,560	(14,788)	(144)%
Other expense:
Interest expense	8,837	10,826	(18)%
Total other expense	8,837	10,826	(18)%
Loss before income taxes	(2,277)	(25,614)	(91)%
Income tax expense (benefit)	240	(521)	146%
Net loss	(2,517)	(25,093)	(90)%
Less: net income attributable to noncontrolling interests	4,276	5,663	(24)%
Net loss attributable to SkyWater Technology, Inc.	$(6,793)	$(30,756)	(78)%
Revenue
Revenue increased $55.6 million, or 19%, to $342.3 million for fiscal year 2024, from $286.7 million for fiscal year 2023. The increase for fiscal year 2024 was primarily driven by an increase in customer-funded tool revenue.
The following table shows revenue by service type for fiscal year 2024 and fiscal year 2023:

	Fiscal Year Ended		Percentage Change
	December 29, 2024	December 31, 2023

	(in thousands)
ATS development	$238,645	$210,904	13%
Tools	76,763	14,651	424%
Wafer Services	26,861	61,127	(56)%
Total	$342,269	$286,682	19%

ATS development revenue increased $27.7 million, or 13%, from $210.9 million for fiscal year 2023 to $238.6 million for fiscal year 2024. Of this increase, $39.9 million was primarily driven by continued momentum in U.S. government programs to bolster the domestic semiconductor supply chain and strengthen the defense industrial base. Offsetting these gains, revenue from consumer customers decreased by $5.6 million and revenue from cloud computing customers declined by $5.3 million due to the cyclicality of the stages of our customers’ development programs.
Tools revenue increased $62.1 million, or 424%, from $14.7 million for fiscal year 2023 to $76.8 million for fiscal year 2024 driven by increased investment by our customers to acquire tools that advance our capabilities of their ATS development programs.
Wafer Services revenue decreased $34.3 million, or 56%, from $61.1 million for fiscal year 2023 to $26.9 million for fiscal year 2024. The decrease was primarily driven by decreased activity within the automotive segment as a result of higher inventory levels and softening demand in our automotive customers’ end markets.
Cost of revenue
Cost of revenue increased $45.3 million, or 20%, from $227.4 million for fiscal year 2023 to $272.6 million for fiscal year 2024. The increase was primarily driven by a $60.5 million increase in the cost of tools revenue arising from increased tools revenue as we procure tools on behalf of our customers to advance our capabilities for their ATS development programs. This was partially offset by a $10.5 million decrease in depreciation expense on manufacturing equipment, as assets from the 2017 acquisition were fully depreciated in the first quarter of fiscal year 2024. The remaining $4.7 million decrease was related to labor costs primarily due to lower variable compensation expense and temporary labor.
Research and development expense
Research and development expense increased $4.9 million, or 48%, from $10.2 million for fiscal year 2023 to $15.0 million for fiscal year 2024. The increase was driven by an incremental $6.3 million investment in enhancing platform capabilities, particularly for the RH90 and SL90 initiatives.
Selling, general and administrative expense
Selling, general and administrative expense decreased $15.9 million, or 25%, from $63.9 million for fiscal year 2023 to $48.0 million for fiscal year 2024. The decrease was primarily attributable to significant one-time expenses incurred in 2023, including $11.4 million in project-based external management operations consulting services related to long-term transformation activities focused on improvement in automation and operational efficiency and $1.2 million in project-based specialist fees related to submission of our CHIPS Act application. The remaining $2.7 million decline was attributable to a combination of reduced variable costs, aligned with lower production volumes, and improvements in automation and operational efficiency.
Interest expense
Interest expense decreased $2.0 million, or 18%, from $10.8 million for fiscal year 2023 to $8.8 million for fiscal year 2024. The decrease was primarily the result of decreased amounts outstanding under the Revolver and tool financing loans, as well as a renegotiated, lower interest rate on outstanding borrowings under the Revolver in fiscal year 2024 as compared to fiscal year 2023.
Income tax expense (benefit)
Income tax expense was $0.2 million for fiscal year 2024 compared to income tax benefit of $0.5 million for fiscal year 2023. The effective income tax rate was (10.5)% for fiscal year 2024 compared to 2.0% for fiscal year 2023. The effective income tax rates for fiscal years 2024 and 2023 differ from the U.S. statutory tax rate of 21% primarily due to application of a valuation allowance against our net deferred tax assets resulting from our assessment of our ability to utilize those deferred tax assets in future periods.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased to $4.3 million for fiscal year 2024 from $5.7 million for fiscal year 2023. Net income attributable to noncontrolling interests reflects the net income of Oxbow Realty, the variable interest entity (“VIE”), that we consolidate and represents the economic interest in the profits and losses of the VIE that the owners of our shareholders’ equity do not legally have rights or obligations to. The decrease in the net income attributable to noncontrolling interests primarily relates to timing differences in the recognition of rental income related to the failed sale leaseback of the Minnesota facility.
Net loss
Net loss decreased $22.6 million, or (90)% from $(25.1) million for fiscal year 2023 to $(2.5) million for fiscal year 2024. The decrease was the result of the net impacts of the decreases and increases described above related to the components of our results of operations.

Adjusted EBITDA
Adjusted EBITDA decreased $3.0 million, or (8)%, to $34.3 million for fiscal year 2024 from $37.2 million for fiscal year 2023. The decrease in adjusted EBITDA was a result of the significant increase in customer-funded tool revenue in 2024, which has a lower margin profile due to costs associated to procure and install, as well as increased labor and infrastructure costs as we continue to scale our business to meet the demands of our customers. For a discussion of adjusted EBITDA as well as a reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “—Non-GAAP Financial Measure.”
Liquidity and Capital Resources
General
For the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, the Company incurred net losses attributable to SkyWater Technology, Inc. of $6.8 million, $30.8 million, and $39.6 million, respectively. As of December 29, 2024 and December 31, 2023, the Company held cash and cash equivalents of $18.8 million and $18.4 million, respectively.
SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt), and other sources of financing. The current business plans indicate that the Company maintains sufficient liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the consolidated financial statements are issued. As a result of amendments made on November 19, 2024, the Revolver matures on December 31, 2028 and provides for a maximum revolving facility amount of $130 million. In regard to the Transaction, SkyWater intends to pay the base purchase price of $80 million through new senior secured debt financing that we have not secured as of the date of this filing.
The Company has also obtained a support letter from Oxbow Industries, LLC (“Oxbow Industries”), an affiliate of the Company’s principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable the Company to meet its obligations as they become due through March 18, 2026. Based upon SkyWater’s operational forecasts, cash and cash equivalents on hand, available and expected additional borrowings on the Revolver, and the support letter from Oxbow Industries, as needed, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these consolidated financial statements are issued.
We had $18.5 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $99.8 million at December 29, 2024. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “—Indebtedness.”
Open Market Sale Agreement
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program (the “ATM Program”) under which the Company may, from time to time, offer and sell up to $100.0 million in shares of the Company’s common stock. During the fiscal year ended December 20, 2024, the Company did not sell shares under the ATM Program. During the fiscal year ended December 31, 2023, the Company sold 2,081,167 shares under the ATM Program. From the date of the Open Market Sale Agreement through December 29, 2024, the Company sold 2,516,586 shares under the Open Market Sale Agreement at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25.1 million before deducting sales commissions and fees of approximately $1.2 million. The Company used the net proceeds of approximately $23.9 million to pay down its Revolver and fund its operations. As of December 29, 2024, approximately $74.9 million in shares were available for issuance under the Open Market Sale Agreement.

Capital Expenditures
For fiscal years 2024 and 2023, we spent approximately $14.3 million and $12.8 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in fiscal year 2025.
We have approximately $25.0 million of contractual commitments related to various anticipated capital expenditures outstanding as of December 29, 2024 that we expect to be paid in fiscal year 2025 through cash on hand and operating cash flows.
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
At December 29, 2024, the outstanding balance of our Revolver was $30.2 million, and our remaining availability under the Revolver was $99.8 million.
The following table sets forth general information derived from our consolidated statements of cash flows for fiscal years 2024 and 2023:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023

	(in thousands)
Net cash provided by operating activities	$18,460	$10,081
Net cash used in investing activities	(11,205)	(10,489)
Net cash used in financing activities	(6,794)	(11,235)

Cash and Cash Equivalents
At December 29, 2024 and December 31, 2023, we had $18.8 million and $18.4 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash provided by operating activities was $18.5 million during fiscal year 2024, an increase of $8.3 million from $10.1 million of net cash provided by operating activities during fiscal year 2023. The increase in cash provided by operating activities in fiscal year 2024 was driven primarily by an increase in our earnings after non-cash adjustments of $8.4 million and a decrease in accounts receivable and contract assets of $20.2 million as a result of the timing of cash receipts from customers against revenue earned on customer contracts. These positive impacts were partially offset by decreases in accounts payable and accrued expenses of $10.4 million during fiscal year2024, due to the timing of the payment of amounts owed to our vendors.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $11.2 million during fiscal year 2024, a increase of $0.7 million from $10.5 million in fiscal year 2023. The increase in cash used in fiscal year 2024 reflects increased capital spending on property and equipment compared to fiscal year 2023.
Financing Activities
Net cash used in financing activities was $6.8 million during fiscal year 2024, a decrease of $4.4 million from $11.2 million during fiscal year 2023. The decrease was primarily driven by net draws of our Revolver of $4.2 million compared to net paydowns of $38.3 million in the prior year, a $20.4 million decline in net proceeds from the ATM Program, an $8.6 million decline in net proceeds from tool financing, increased principal payments on long-term debt of $2.5 million, and a $6.4 million change in noncontrolling interest activity from net contributions of $1.0 million in fiscal year 2023 to net distributions of $5.4 million in fiscal year 2024.
Indebtedness
Sale Leaseback Transaction
In 2020, we entered into an agreement to sell the land and building of our Minnesota facility to Oxbow Realty, an affiliate of our principal stockholder, for $39.0 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million, and paid a guarantee fee to our principal stockholder of $2.0 million. We subsequently entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease. Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale leaseback. Under failed sale leaseback accounting, we are deemed the owner of the land and building with the proceeds received from the sale recorded as a financial obligation.
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Siena Lending Group LLC (“Siena”). The Loan Agreement originally provided for a revolving line of credit of up to $100.0 million with an original scheduled maturity date of December 28, 2025 (the “Revolver”). On November 19, 2024, we and Siena entered into an amendment to the Loan Agreement, which, among other changes, increased the maximum revolving facility amount to $130.0 million and extended the maturity date to December 31, 2028. The Company has incurred $4.3 million of debt issuance costs in connection with the Loan Agreement, which will be amortized as additional interest expense over the term of the Revolver. At December 29, 2024, we had borrowings of $30.2 million under the Revolver.
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

Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5%, and 7.0% per annum. The applicable margin is an applicable percentage based on the fixed charge coverage ratio that ranges from 4.00% to 5.00% per annum for term SOFR loans and ranges from 3.00% to 4.00% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10.0 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15.0 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15.0 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of December 29, 2024, we were in compliance with applicable financial covenants of the Loan Agreement and expect to be in compliance with applicable financial covenants over the next twelve months.
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
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a triggering event existed and the lender’s protective rights were enforceable during the first half of fiscal year 2024. Pursuant to its protective rights, the lender had retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of December 29, 2024.
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
Tool Financing Loans
We, from time to time, enter into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. Between the fourth quarter of fiscal year 2023 and the fourth quarter of fiscal year 2024, we entered into arrangements to sell manufacturing tools and other equipment to financing lenders. In fiscal year 2024, these arrangements totaled $3.8 million. These agreements include bargain purchase options at the end of the lease terms, which we intend to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the consolidated balance sheets.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Debt—Refer to Note 6.
•Capital expenditure commitments—Refer to Note 12.
•Capital lease commitments—Refer to Note 14.
•Sale leaseback obligation—Refer to Note 15.
•Income Taxes—Refer to Note 7.
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
ATS Development
ATS development contracts are focused on the performance of process development services, the output of which is a manufacturing plan that defines the steps and activities needed to produce customer wafers at high volumes and with high yields. Wafer manufacturing development services do not include services to manufacture customer wafers at scale. ATS development contracts are complex and wafer manufacturing development services are often either the lone performance obligation in an ATS development contract, or the performance obligation to which the majority of the contract value is allocated. The Company has fixed price, time-and-materials and cost-plus-fixed-fee contracts with its ATS development customers. The Company’s ATS development customers receive the benefits of these services, and revenue from performance of these services are largely recognized over time as they are performed.
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
The Company’s output method of revenue recognition evaluates the steps and activities needed to complete manufacturing development services and relies on surveys of steps and activities completed as of the reporting date in relation to the then current manufacturing development plans to measure the level of progress on the service. There are many steps and activities included in the Company’s manufacturing development plans. The time and effort to complete the steps and activities are very similar, which demonstrates a level of uniformity. This uniformity accurately conveys the steps and activities successfully validated during development in relation to the development plan and therefore provides a faithful representation of the progress achieved on wafer manufacturing development services. Based on the level of progress, the Company records the proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Manufacturing development plans are subject to change as data is analyzed and the plans are revised. Development of production plans are technical endeavors and adjustment to manufacturing development plans may impact the percentage of progress achieved and result in cumulative adjustments of revenue.
The Company uses the input method of revenue recognition for larger customer programs that are focused on development of new applications, or whose manufacturing processes will rely on new or emerging technologies. Wafer manufacturing development services for these customers is inherently more complex and requires more changes to manufacturing development plans over the period of service performance. Given the level of technical complexity and the expectation that there will be more changes to manufacturing plans as compared to other customer programs, the Company measures progress by comparing costs incurred to date to estimated total cost required to complete wafer manufacturing development services. The Company records that proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Costs include labor costs, manufacturing costs, material costs, and other direct costs incurred while performing the services. The estimation of total costs requires significant judgment and any adjustment to estimates of total cost may impact the percentage of progress achieved and could result in cumulative adjustments of revenue.
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
•Customers other than the U.S. Federal Government – As the Company generally develops wafer manufacturing plans for its customers under ATS development contracts, ATS development contracts with non-U.S. Federal Government ATS development customers do not represent production-type service contracts; accordingly, the Company recognizes losses as the losses are incurred; it does not accrue liabilities for anticipated future losses.
In addition, ATS development revenue includes lease revenue consistent with Topic 842 (as defined below). SkyWater executed a contract with a customer that includes an operating lease for the right to use a specified portion of the Company’s Minnesota facility to produce wafers using the customer’s equipment. The contractual amounts that relate to revenue from an operating lease are recorded as deferred revenue, and are recognized over the estimated lease term.

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
For contracts where orders are non-cancelable and the Company thereby maintain enforceable rights to customer performance, including rights to payment for partially completed wafers at reasonable margins, control over wafers transfers to its customers as wafers are manufactured. For these contracts, the Company recognizes revenue using an input method. This method measures the percentage of completion of wafers still in the manufacturing process by comparing total costs incurred to date to the total estimated costs to manufacture the wafers. The Company records that proportion of the transaction price as revenue in the period. The input method provides the best method of progress as it considers the steps and activities needed to manufacture a wafer and the costs associated with those steps. Costs include labor costs, manufacturing costs, material costs, and other direct costs required to manufacture the customer’s wafers. The estimation of total costs requires judgment and any adjustment to estimates of cost to complete manufacturing may impact the percentage of completion achieved and could result in cumulative adjustments of revenue.
When the Company’s contracts allow for orders to be canceled and it does not maintain enforceable rights to customer performance on canceled orders, including a right to payment for partially completed wafers at reasonable margins, control of wafers transfers to its customers at the point in time when wafer manufacturing is complete, and control of the wafers transfers to the customer pursuant to the customer contract and shipping terms.
The Company has a long-standing relationship with a significant Wafer Services customer. The terms and conditions of this relationship have evolved over time and have impacted the manner in which the Company has recognized revenue. In March 2022, the Company signed a new contract with this customer pursuant to which orders are non-cancelable and the customer maintains rights to specific performance, including an enforceable right to payment for the cost of partially completed orders plus a reasonable profit margin. Given that the wafers produced for this customer are for customer-specific applications with no alternative use to the Company, control of the wafers transfers to the customer over time as the wafers are manufactured.
Prior to March 2022, this customer’s agreement allowed it to operate under a bill and hold arrangement where completed wafers it purchased were shipped to them at a later date of their choosing. Pursuant to the terms of this arrangement, transfer of control of the wafers, and revenue recognition occurred as wafers completed post-manufacturing electrical testing and became available for shipment to the customer. Prior to March 2022, wafers manufactured while bill and hold provisions were in place, were separately identified as belonging to this customer, the wafers were denoted as ready for shipment to this customer in their then current form, and the Company did not have the ability to direct or sell the wafers to different customers. Upon completion of post-manufacturing electrical testing, the Company had the right to invoice this customer. This customer also obtained legal title and the risks and rewards of ownership at that point.
In March 2022 as a result of entering into the new contract with this customer, the Company transitioned away from its point in time method of revenue recognition to its over-time input method of revenue recognition and recorded a one-time, cumulative adjustment to revenue of $8,290 for wafers still being manufactured at the time the new contract became enforceable.
Long-lived Assets
We review long-lived assets, including property and equipment, lease right-of-use assets and intangible assets with definite lives, for impairment whenever events or changes in circumstances, known as triggering events, indicate that the asset group’s carrying amount may not be recoverable. Triggering events include, but are not limited to, reduced or expected sustained decreases in cash flows generated by an asset group, negative changes in industry conditions, a significant change in an asset group’s use or physical condition, and the introduction of competing technologies. When assessing an asset group for impairment, we complete a two-step process. In the first step, we assess the recoverability of the asset group by comparing the carrying amount of the asset group against the sum of the undiscounted future cash flows expected to be generated by the asset group. If the sum of the undiscounted future cash flows expected to be generated by an asset group exceed the carrying amount of the asset group, the carrying amount of the asset group is recoverable and not impaired. If the carrying amount of an asset group exceeds the sum of the undiscounted future cash flows expected to be generated by the asset group, further analysis is required in step two. In the second step, the fair value of the asset group is determined. If the fair value of the asset group exceeds the carrying amount of the asset group, the asset group is not impaired. If the carrying amount of the asset group exceeds the fair value of the asset group, an impairment loss is recognized in the consolidated statements of operations to the extent the carrying amount of the asset group exceeds the estimated fair value of the asset group, not to exceed the carrying amount of the asset group.

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
Due to our history of operating losses, we estimated the fair value of our long-lived assets as of December 29, 2024. The estimated fair value of our long-lived assets significantly exceeded their carrying amounts. As such, we did not recognize an impairment loss against our long-lived assets despite our fiscal year 2024 operating losses.
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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net (loss) income attributable to SkyWater Technology, Inc. before interest expense, income tax expense (benefit), depreciation and amortization, equity-based compensation, and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests, business transformation costs, CHIPS Act specialist fees, management transition expense, restructuring costs, severance costs and other non-recurring consulting fees.
We believe adjusted EBITDA is a useful performance measure to our investors because it allows for an effective evaluation of our operating performance when compared to other companies, including our peers, without regard to financing methods or capital structures. We exclude the items listed above from net income or loss in arriving at adjusted EBITDA because these amounts can vary substantially within our industry depending on the accounting methods and policies used, book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income attributable to SkyWater Technology, Inc. determined in accordance with U.S. GAAP. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from adjusted EBITDA. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual, unless otherwise expressly indicated.
We continuously evaluate the non-GAAP financial measures we use, the manner in which non-GAAP financial measures are calculated, and the adjustments we make to GAAP results to derive our non-GAAP financial measures.

The following table presents a reconciliation of net loss to adjusted EBITDA attributable to SkyWater Technology, Inc., our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Fiscal Year Ended
	December 29, 2024	December 31, 2023

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(6,793)	$(30,756)
Interest expense (1)	8,837	10,826
Income tax expense (benefit)	240	(521)
Depreciation and amortization, net	18,242	28,930
EBITDA	20,526	8,479
Equity-based compensation (2)	8,168	6,860
Restructuring costs (3)	188	1,921
Business transformation costs (4)	—	12,169
Management transition expense (5)	903	835
CHIPS Act specialist fees (6)	—	1,320
Transaction costs (7)	220	—
Net income attributable to non-controlling interests (8)	4,276	5,663
Adjusted EBITDA	$34,281	$37,247
__________________
(1)Includes losses related to the extinguishment of the revolving credit agreement in 2022.
(2)Represents non-cash equity-based compensation expense.
(3)Represents severance and other costs related to the reorganization of our resources.
(4)Represents expenses related to long-term transformation activities focused on improvement in automation and operational efficiency and includes project-based management consulting fees and the write-off of abandoned software assets.
(5)Represents severance and other costs related to the reorganization of the manufacturing and operations leadership team.
(6)Represents project-based specialist fees related to our CHIPS Act application process.
(7)Represents the cost of consulting and professional services incurred to evaluate significant transactions that may, or may not, be executed by SkyWater.
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
Credit Risk
Financial instruments that potentially subject us to credit risk are cash and cash equivalents and accounts receivable. Cash balances are maintained in financial institutions, which at times exceed federally insured limits. We monitor the financial condition of the financial institutions in which our accounts are maintained and have not experienced any losses in such accounts. We perform ongoing credit evaluations as to the financial condition of our customers with respect to trade receivables. Generally, no collateral is required as a condition of sale. Our consideration of the need for an allowance for credit losses is based upon historical write-offs and recoveries and assessment of current and future economic conditions.
Interest Rate Risk
At December 29, 2024, the outstanding balance of our Revolver was $30.2 million, which bears interest at a variable rate. At December 29, 2024, the rate in effect was 8.9%, which reflects the term SOFR loan rate of 4.46% plus applicable margin of 5.25%. Based on the outstanding balance of our Revolver at December 29, 2024, a 100 basis point increase in the interest rate would increase interest expense by $0.3 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors
SkyWater Technology, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of SkyWater Technology, Inc. and subsidiaries (the Company) as of December 29, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 29, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024, and the results of its operations and its cash flows for the year ended December 29, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Minneapolis, Minnesota
March 14, 2025

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of SkyWater Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SkyWater Technology, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 15, 2024

We began serving as the Company’s auditor in 2019. In 2024 we became the predecessor auditor.

SKYWATER TECHNOLOGY, INC.
Consolidated Balance Sheets

	December 29, 2024	December 31, 2023

	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$18,844	$18,382
Accounts receivable (net of allowance for credit losses of $398 and $180, respectively)	54,332	65,961
Contract assets (net of allowance for credit losses of $42 and $99, respectively)	20,890	29,666
Inventory	14,535	15,341
Prepaid expenses and other current assets	23,476	17,025
Total current assets	132,077	146,375
Property and equipment, net	165,431	159,367
Intangible assets, net	7,779	5,672
Other assets	8,488	5,342
Total assets	$313,775	$316,756

Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$5,073	$3,976
Accounts payable	29,590	19,614
Accrued expenses	36,829	48,291
Short-term financing, net of unamortized debt issuance costs	27,669	22,765
Contract liabilities	55,166	49,551
Total current liabilities	154,327	144,197
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	34,704	36,098
Long-term contract liabilities	51,901	65,754
Deferred income tax liability, net	632	679
Other long-term liabilities	8,721	9,327
Total long-term liabilities	95,958	111,858
Total liabilities	250,285	256,055
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of December 29, 2024 and December 31, 2023)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 47,704 and 47,028 shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively)	478	470
Additional paid-in capital	189,132	178,473
Accumulated deficit	(131,996)	(125,203)
Total shareholders’ equity, SkyWater Technology, Inc.	57,614	53,740
Noncontrolling interests	5,876	6,961
Total shareholders' equity	63,490	60,701
Total liabilities and shareholders’ equity	$313,775	$316,756
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Operations

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

	(in thousands, except per share data)
Revenue	$342,269	$286,682	$212,941
Cost of revenue	272,643	227,390	186,974
Gross profit	69,626	59,292	25,967
Research and development expense	15,040	10,169	9,431
Selling, general, and administrative expense	48,026	63,911	46,303
Operating income (loss)	6,560	(14,788)	(29,767)
Other expense
Loss on debt extinguishment	—	—	1,101
Interest expense	8,837	10,826	5,194
Total other expense	8,837	10,826	6,295
Loss before income taxes	(2,277)	(25,614)	(36,062)
Income tax expense (benefit)	240	(521)	809
Net loss	(2,517)	(25,093)	(36,871)
Less: Net income attributable to noncontrolling interests	4,276	5,663	2,722
Net loss attributable to SkyWater Technology, Inc.	$(6,793)	$(30,756)	$(39,593)

Net loss per share attributable to common shareholders, basic and diluted	$(0.14)	$(0.68)	$(0.97)
Weighted average shares outstanding, basic and diluted	47,396	45,507	40,835
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance at January 2, 2022	—	$—	39,836	$398	$115,208	$(54,479)	$61,127	$(1,200)	$59,927
Issuance of common stock under the ATM	—	—	912	9	3,480	—	3,489	—	3,489
Issuance of common stock pursuant to equity compensation plans	—	—	1,040	11	4,488	—	4,499	—	4,499
Issuance of common stock pursuant to a secondary stock offering	—	—	1,917	19	15,784	—	15,803	—	15,803
Equity-based compensation	—	—	—	—	8,344	—	8,344	—	8,344
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,214)	(1,214)
Net income (loss)	—	—	—	—	—	(39,593)	(39,593)	2,722	(36,871)
Balance at January 1, 2023	—	$—	43,705	$437	$147,304	$(94,072)	$53,669	$308	$53,977
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2023	—	$—	43,705	$437	$147,304	$(94,072)	$53,669	$308	$53,977
Adoption of new accounting principle	—	—	—	—	—	(375)	(375)	—	(375)
Issuance of common stock under the ATM	—	—	2,040	20	20,378	—	20,398	—	20,398
Issuance of common stock pursuant to equity compensation plans	—	—	1,283	13	3,931	—	3,944	—	3,944
Equity-based compensation	—	—	—	—	6,860	—	6,860	—	6,860
Contribution from noncontrolling interest	—	—	—	—	—	—	—	990	990
Net income (loss)	—	—	—	—	—	(30,756)	(30,756)	5,663	(25,093)
Balance at December 31, 2023	—	$—	47,028	$470	$178,473	$(125,203)	$53,740	$6,961	$60,701
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	—	$—	47,028	$470	$178,473	$(125,203)	$53,740	$6,961	$60,701
Issuance of common stock pursuant to equity compensation plans	—	—	676	8	2,491	—	2,499	—	2,499
Equity-based compensation	—	—	—	—	8,168	—	8,168	—	8,168
Contribution from noncontrolling interest	—	—	—	—	—	—	—	260	260
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5,621)	(5,621)
Net income (loss)	—	—	—	—	—	(6,793)	(6,793)	4,276	(2,517)
Balance at December 29, 2024	—	$—	47,704	$478	$189,132	$(131,996)	$57,614	$5,876	$63,490
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

	(in thousands)
Cash flows from operating activities
Net loss	$(2,517)	$(25,093)	$(36,871)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	18,693	28,930	28,192
Accretion of investment tax credits	(449)	—	—
Equity-based compensation expense	8,168	6,860	8,610
Amortization of debt issuance costs included in interest expense	1,676	1,755	909
Cash paid for contingent consideration in excess of initial valuation	—	—	(816)
Deferred income taxes	(47)	(560)	244
Provision for credit losses	203	38	1,638
Loss on debt extinguishment	—	—	1,101
Gain on sale of property and equipment	(55)	—	(3)
Write-off of capital projects in process	—	1,262	—
Changes in operating assets and liabilities
Accounts receivable and contract assets, net	20,202	(33,371)	(11,596)
Inventory	805	(1,944)	(9,225)
Prepaid expenses and other current assets	(9,595)	(8,221)	(4,712)
Accounts payable and accrued expenses	(10,387)	21,273	20,981
Contract liabilities, current and long-term	(8,237)	19,152	(12,749)
Net cash provided by (used in) operating activities	18,460	10,081	(14,297)

Cash flows from investing activities
Purchase of software and technology licenses	(3,319)	(1,871)	(400)
Proceeds from sale of property and equipment	55	—	—
Purchases of property and equipment	(7,941)	(8,618)	(17,053)
Net cash used in investing activities	(11,205)	(10,489)	(17,453)

Cash flows from financing activities
Proceeds from draws on the revolving line of credit	346,500	259,350	63,006
Repayment of draws on the revolving line of credit	(342,329)	(297,649)	—
Net repayment on Revolver	—	—	(26,220)
Proceeds from tool financings	1,298	9,012	—
Repayment of tool financing advanced payments	(920)	—	—
Principal payments on long-term debt	(4,834)	(2,356)	(1,224)
Cash paid for debt issuance costs	—	—	(4,168)
Cash paid for principal on finance leases	(646)	(935)	(1,603)
Proceeds from the issuance of common stock pursuant to a secondary stock offering	—	—	16,168
Cash paid for offering costs	—	—	(456)
Proceeds from the issuance of common stock pursuant to equity compensation plans	2,499	2,305	1,800
Proceeds from the issuance of common stock under the ATM	—	20,398	3,919
Cash paid on licensed technology obligations	(3,001)	(2,350)	(1,150)
Contributions from noncontrolling interest	260	1,098	—
Distributions to noncontrolling interest	(5,621)	(108)	(1,214)
Net cash (used in) provided by financing activities	(6,794)	(11,235)	48,858

Net change in cash and cash equivalents	462	(11,643)	17,108
Cash and cash equivalents - beginning of fiscal year	18,382	30,025	12,917
Cash and cash equivalents - end of fiscal year	$18,844	$18,382	$30,025

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 3, 2021

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the fiscal year for:
Interest	$6,548	$8,762	$4,437
Income taxes	112	6	3
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$16,067	$175	$1,638
Common stock issuance costs incurred, not yet paid	—	—	305
Intangible assets acquired, not yet paid	262	2,000	2,350
Equipment acquired through finance lease obligations	—	662	9,128
Investment tax credit not received	4,824	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, “SkyWater,” the “Company,” “it,” or “its”), is a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility, or fab, in Minnesota and advanced packaging services from its Florida facility. SkyWater’s technology-as-a-service model leverages a strong foundation of proprietary technology to co-develop process technology intellectual property with its customers that enables disruptive concepts through its Advanced Technology Services (“ATS”) for diverse microelectronics (integrated circuits, or “ICs”) and related micro- and nanotechnology applications. In addition to these differentiated technology development services, SkyWater supports customers with volume production of ICs for high-growth markets through its Wafer Services.
Emerging Growth Company Status
SkyWater is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new, or revised, accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. SkyWater has elected to use this extended transition period for complying with new, or revised, accounting standards that have different effective dates for public and private companies until the earlier of the date that it (1) is no longer an emerging growth company; or (2) has affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new, or revised, accounting standards as of public company effective dates.
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
Note 2 Basis of Presentation and Principles of Consolidation
The consolidated financial statements are presented in thousands of U.S. dollars (except per share information) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the Company’s assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which it has a controlling financial interest, SkyWater Technology Foundry, Inc. (“SkyWater Technology Foundry”), SkyWater Federal, LLC (“SkyWater Federal”), and SkyWater Florida, Inc. (“SkyWater Florida”), as well as Oxbow Realty Partners, LLC (“Oxbow Realty”), a variable interest entity (“VIE”) for which SkyWater is the primary beneficiary and an affiliate of the Company’s principal stockholder. The Company reports noncontrolling interests for amounts that are attributable to ownership interests other than the Company’s common shareholders. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated statements of operations, shareholders’ equity and cash flows are for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023. The Company’s fiscal year ends on the Sunday closest to the end of the calendar year. The fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 each contained 52 weeks.
Liquidity and Cash Requirements
For the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, the Company incurred net losses attributable to SkyWater Technology, Inc. of $6,793, $30,756, and $39,593, respectively. As of December 29, 2024 and December 31, 2023, the Company held cash and cash equivalents of $18,844 and $18,382, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt), and other sources of financing. The current business plans indicate that the Company maintains sufficient liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the consolidated financial statements are issued. As a result of amendments made on November 19, 2024, the Revolver matures on December 31, 2028 and provides for a maximum revolving facility amount of $130,000. The Company has also obtained a support letter from Oxbow Industries, LLC (“Oxbow Industries”), an affiliate of the Company’s principal stockholder, to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due through March 18, 2026. Based upon SkyWater’s operational forecasts, cash and cash equivalents on hand, available borrowings on the Revolver, and the support letter from Oxbow Industries, as needed, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these consolidated financial statements are issued.
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the fiscal years then ended. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates.
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At December 29, 2024, December 31, 2023, and January 1, 2023, there were restricted stock units and stock options totaling 1,269,134, 2,294,000 and 2,209,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

The following table sets forth the computation of basic and diluted net loss per common share for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

	(in thousands, except per share data)
Numerator: Net loss attributable to SkyWater Technology, Inc.	$(6,793)	$(30,756)	$(39,593)
Denominator: Weighted-average common shares outstanding, basic and diluted	47,396	45,507	40,835
Net loss per common share, basic and diluted	$(0.14)	$(0.68)	$(0.97)

Reportable Segment and Geographic Information
Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. SkyWater operates and manages its business as one reportable segment. See Note 17 - Reportable Segment and Geographic Information for segment and geography-specific disclosures.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 3 Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (ASU No. 2023-07”). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. SkyWater adopted ASU 2023-07 on January 1, 2024 as shown in its annual consolidated financial statements for its fiscal year ending December 29, 2024. See Note 17 - Reportable Segment and Geographic Information for further information. Prior period information has been updated to reflect the new disclosure requirements.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (“ASU 2023-09”). The amendments in this update improve existing income tax disclosures, notably with respect to the income tax rate reconciliation and income taxes paid disclosures, and are effective for annual periods beginning after December 15, 2025. As an emerging growth company, SkyWater will adopt the amendments in ASU 2023-09 for its fiscal year ending January 3, 2027. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
In November of 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in this update require disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026. SkyWater will adopt the amendments in this update for its fiscal year ending January 2, 2028. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
Cash and Cash Equivalents
All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in its deposit accounts.
Accounts Receivable
Accounts receivable are carried at original invoiced amounts, less an estimate made for expected credit losses based on the Company’s expectation of losses to be incurred. Management determines the need for an allowance for credit losses through the review of its historical write-offs and recoveries and assessment of current and future economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers but has not yet billed to its customers.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Inventory
Inventory consist of raw materials, work in process, and finished goods. Cost is determined on the first-in, first-out basis. Raw materials are stated at weighted-average cost, while work in process and finished goods inventory is stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated selling costs. When net realizable value (which requires projecting future average selling prices, sales volumes, and costs to complete work in process) is below cost, the Company records a charge to cost of revenue to write down inventory to its estimated net realizable values in advance of when the inventory is actually sold.
Supplies and spare parts are measured at weighted-average cost and expensed when utilized. Supplies and spare parts are classified as inventory if expected to be used within one year. Supplies and spare parts not expected to be used within one year are classified as other assets in the Company’s consolidated balance sheets.
Property and Equipment
Property and equipment is recorded at cost when acquired. The costs of additions and improvements are capitalized. The cost of repairs and maintenance are expensed in the period incurred. When equipment is sold or retired, the related net carrying amount of the equipment is de-recognized and a gain or loss is recorded in the consolidated statements of operations based on the proceeds received from the disposition. Depreciation expense is computed using the straight-line attribution method and recognized over the estimated useful lives of the assets assigned for accounting purposes, which are generally seven to ten years for machinery and equipment, ten years for building improvements, and 25 years for buildings.
Intangible Assets
Intangible assets consist of payments made under software and technology licensing arrangements with third-parties. These intangible assets are amortized over their identified finite lives.
Impairment of Long-Lived Assets
SkyWater assesses long-lived assets, including property and equipment, lease right-of-use assets and intangible assets with definite lives, for impairment using a two-step process whenever events or changes in circumstances indicate that the asset group’s carrying amount may not be recoverable. In the first step, SkyWater assesses the recoverability of the asset group by comparing the carrying amount of the asset group against the sum of the undiscounted future cash flows expected to be generated by the asset group. If the sum of undiscounted future cash flows expected to be generated by an asset group exceed the carrying amount of the asset group, the carrying amount of the asset group is recoverable and not impaired; the second step of the assessment is not completed. If the carrying amount of the asset group exceeds the sum of the undiscounted future cash flows expected to be generated by the asset group, SkyWater completes a second step and determines the fair value of the asset group. If the fair value of the asset group exceeds the carrying amount of the asset group, the asset group is not impaired. If the carrying amount of the asset group exceeds the fair value of the asset group, an impairment loss is recognized in the consolidated statement of operations to the extent the carrying amount of the asset group exceeds the fair value of the asset group, not to exceed the carrying amount of the asset group.
Due to SkyWater’s history of operating losses, it estimated the fair value of its long-lived assets as of December 29, 2024. As of December 29, 2024, the estimated fair value of the Company’s asset group significantly exceeded its carrying amount. There have been no impairments of long-lived assets during the fiscal years ended December 29, 2024, December 31, 2023, or January 1, 2023.

Leases
The Company leases certain property and equipment, such as its Minnesota facility, its office location in Florida, and certain production equipment under finance leases. It also leases its manufacturing location in Florida and warehouse space in Minnesota under operating leases. The Company applies the provisions of ASC Topic 842, Leases (“Topic 842”) to determine if an arrangement is, or contains, a lease at contract inception. The Company applies many of the exemptions allowed in Topic 842, notably the Company (1) excludes leases with an initial term of twelve months or less from its lease accounting and (2) accounts for lease and nonlease components as a single component (only for equipment leases). Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Pursuant to Topic 842, the Company recognizes right-of-use assets (“ROU”) and lease liabilities for operating leases on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets are recognized at the inception of a lease based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate at the lease inception date in determining the present value of lease payments. Some of the Company’s leases include options to extend or cancel the lease term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option at the inception of the lease. As of December 29, 2024, the Company did not intend to exercise its lease extension or cancellation options.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
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
Contingent Consideration
In connection with SkyWater’s acquisition of the business from Cypress Semiconductor Corporation (“Cypress”), the purchase price of the acquisition was allocated to assets acquired and liabilities assumed, at fair value, and did not result in any goodwill being recorded. The Company recorded a contingent consideration liability of $24,900 for the future estimated earn-out/royalties owed on ATS revenue, at fair value as of the acquisition date in March 2017. For each reporting period thereafter, the Company revalued future estimated earn-out payments and recorded the changes in fair value of the liability in the consolidated statements of operations.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
The contingent consideration represented a declining percentage of ATS revenue through 2023, and were paid quarterly. No contingent consideration was paid during the fiscal years ended December 29, 2024 and December 31, 2023, and contingent consideration of $816 was paid during the fiscal year ended January 1, 2023. No contingent consideration expenses were recorded in the years ended December 29, 2024, December 31, 2023 or January 1, 2023.
Variable Interest Entities
The Company evaluates whether an entity is a VIE based on the sufficiency of the entity’s equity at risk and by determining whether the equity holders have the characteristics of a controlling financial interest. If an entity is a VIE, SkyWater determines if it is the primary beneficiary of the VIE by assessing whether it has the power to direct the activities that most significantly impact the economic performance of the VIE, as well as the obligation to absorb losses, or the right to receive benefits, that may be significant to the VIE. These determinations require management to make judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasted results. The Company regularly reviews its arrangements and agreements and assesses whether events or conditions may exist that result in an entity becoming a VIE, or the Company becoming the primary beneficiary of an existing VIE - see Note 15 – Variable Interest Entity. Non-controlling interests reported in shareholders’ equity on the consolidated balance sheets represent the ownership interests in the consolidated VIE held by entities or persons other than SkyWater.
Revenue Recognition
Revenue is recognized when control of promised goods or services are transferred to the Company’s customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. To recognize revenue, the Company applies a five-step process to evaluate customer arrangements as follow: (1) it identifies the customer contract; (2) it identifies the performance obligations within the customer contract; (3) it determines the transaction price; (4) it allocates the transaction price to the performance obligations within the contract; and (5) it recognizes revenues when, or as, it satisfies the performance obligations within the contract. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of the transaction price is reasonably assured. At contract inception, the Company applies judgment in determining the customer’s ability and intention to pay amounts to which the Company is entitled as they become due based on a variety of factors including the customer’s historical payment experience. See below and Note 4 – Revenue, for further discussion of SkyWater’s revenue.
ATS development - ATS development contracts are focused on the performance of process development services, the output of which is a manufacturing plan that defines the steps and activities needed to produce customer wafers at high volumes and with high yields. Wafer manufacturing development services do not include services to manufacture customer wafers at scale. ATS development contracts are complex and wafer manufacturing development services are often either the lone performance obligation in an ATS development contract, or the performance obligation to which the majority of the contract value is allocated. The Company has fixed price, time-and-materials and cost-plus-fixed-fee contracts with its ATS development customers. The Company’s ATS development customers receive the benefits of these services, and revenue from performance of these services are largely recognized over time as they are performed.
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

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
The Company’s output method of revenue recognition evaluates the steps and activities needed to complete manufacturing development services and relies on surveys of steps and activities completed as of the reporting date in relation to the then current manufacturing development plans to measure the level of progress on the service. There are many steps and activities included in the Company’s manufacturing development plans. The time and effort to complete the steps and activities are very similar, which demonstrates a level of uniformity. This uniformity accurately conveys the steps and activities successfully validated during development in relation to the development plan and therefore provides a faithful representation of the progress achieved on wafer manufacturing development services. Based on the level of progress, the Company records the proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Manufacturing development plans are subject to change as data is analyzed and the plans are revised. Development of production plans are technical endeavors and adjustment to manufacturing development plans may impact the percentage of progress achieved and result in cumulative adjustments of revenue.
The Company uses the input method of revenue recognition for larger customer programs that are focused on development of new applications, or whose manufacturing processes will rely on new or emerging technologies. Wafer manufacturing development services for these customers is inherently more complex and requires more changes to manufacturing development plans over the period of service performance. Given the level of technical complexity and the expectation that there will be more changes to manufacturing plans as compared to other customer programs, the Company measures progress by comparing costs incurred to date to estimated total cost required to complete wafer manufacturing development services. The Company records that proportion of the transaction price allocated to wafer manufacturing development services as revenue in the period. Costs include labor costs, manufacturing costs, material costs, and other direct costs incurred while performing the services. The estimation of total costs requires significant judgment and any adjustment to estimates of total cost may impact the percentage of progress achieved and could result in cumulative adjustments of revenue.
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
•Customers other than the U.S. Federal Government – As the Company generally develops wafer manufacturing plans for its customers under ATS development contracts, ATS development contracts with non-U.S. Federal Government ATS development customers do not represent production-type service contracts; accordingly, the Company recognizes losses as the losses are incurred; it does not accrue liabilities for anticipated future losses.
In addition, ATS development revenue includes lease revenue consistent with Topic 842. SkyWater executed a contract with a customer that includes an operating lease for the right to use a specified portion of the Company’s Minnesota facility to produce wafers using the customer’s equipment. The contractual amounts that relate to revenue from an operating lease are recorded as deferred revenue, and are recognized over the estimated lease term.
Wafer Services - Wafers are goods that are generally customer specific, highly customized and have no alternative use to the Company. Wafer Services customers contract with the Company to manufacture wafers based on their manufacturing design specifications. The terms of Wafer Services contracts dictate when control over wafers is transferred to the Company's customers.
For contracts where orders are non-cancelable and the Company thereby maintain enforceable rights to customer performance, including rights to payment for partially completed wafers at reasonable margins, control over wafers transfers to its customers as wafers are manufactured. For these contracts, the Company recognizes revenue using an input method. This method measures the percentage of completion of wafers still in the manufacturing process by comparing total costs incurred to date to the total estimated costs to manufacture the wafers. The Company records that proportion of the transaction price as revenue in the period. The input method provides the best method of progress as it considers the steps and activities needed to manufacture a wafer and the costs associated with those steps. Costs include labor costs, manufacturing costs, material costs, and other direct costs required to manufacture the customer’s wafers. The estimation of total costs requires judgment and any adjustment to estimates of cost to complete manufacturing may impact the percentage of completion achieved and could result in cumulative adjustments of revenue.
When the Company’s contracts allow for orders to be canceled and do not maintain enforceable rights to customer performance on canceled orders, including a right to payment for partially completed wafers at reasonable margins, control of wafers transfers to its customers at the point in time when wafer manufacturing is complete, and control of the wafers transfers to the customer pursuant to the customer contract and shipping terms.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
The Company has a long-standing relationship with a significant Wafer Services customer. The terms and conditions of this relationship have evolved over time and have impacted the manner in which the Company has recognized revenue. In March 2022, the Company signed a new contract with this customer pursuant to which orders are non-cancelable and the customer maintains obligations to specific performance, including an enforceable obligation to payment for the cost of partially completed orders plus a reasonable profit margin. Given that the wafers produced for this customer are for customer-specific applications with no alternative use to the Company, control of the wafers transfers to the customer over time as the wafers are manufactured.
Prior to March 2022, this customer’s agreement allowed it to operate under a bill and hold arrangement where completed wafers it purchased were shipped to them at a later date of their choosing. Pursuant to the terms of this arrangement, transfer of control of the wafers, and revenue recognition occurred as wafers completed post-manufacturing electrical testing and became available for shipment to the customer. Prior to March 2022, wafers manufactured while bill and hold provisions were in place, were separately identified as belonging to this customer, the wafers were denoted as ready for shipment to this customer in their then current form, and the Company did not have the ability to direct or sell the wafers to different customers. Upon completion of post-manufacturing electrical testing, the Company had the right to invoice this customer. This customer also obtained legal title and the risks and rewards of ownership at that point.
In March 2022 as a result of entering into the new contract with this customer, the Company transitioned away from its point in time method of revenue recognition to its over-time input method of revenue recognition and recorded a one-time, cumulative adjustment to revenue of $8,290 for wafers still being manufactured at the time the new contract became enforceable.
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
Licensed Technology
The Company licenses technology and pays royalties based on the revenue of the related products or services sold by the Company. Royalties are expensed as incurred and included in cost of revenue in the consolidated statements of operations.
Equity-Based Compensation
Compensation associated with the Company’s equity-based compensation plans are measured at fair value as of the grant date based on the terms of the award granted. As the Company’s awards are tied to service conditions, compensation expense is recognized over the requisite service period. Forfeitures reduce compensation expense for non-vested awards in the period a forfeiture occurs. The Black-Scholes Option-Pricing Model (the “Black-Scholes Model”) is used to measure the grant-date-fair-value of awards. The Black-Scholes Model requires certain assumptions to determine an award’s fair value, including expected term, risk-free interest rate, expected volatility, expected dividend yield, and fair value of underlying share of equity to which the award relates.

Investment Tax Credits and Government Assistance
The Company recognizes the benefits of government assistance it receives, or expects to receive, only when there is reasonable assurance that the Company will (1) comply with the conditions attached to government assistance; and (2) the government assistance will be received or paid. The Company receives government assistance in the form of refundable investment tax credits available under Section 48D of the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS Act”) for eligible capital expenditures. Upon completing all necessary registrations, the Company recognized during its fiscal year ended December 29, 2024 , an income tax receivable of $4,824 for eligible capital expenditures arising from its 2023 and 2024 tax years. As the Section 48 investment tax credit is asset-based, the deferred benefit from the credit has been recorded as a reduction of the cost basis in the underlying equipment from which the tax credit was derived and will be recognized as a reduction of the assets’ depreciation expense over their useful lives. For the fiscal year ended December 29, 2024, $449 of deferred gain was recognized as a reduction of depreciation expense in cost of revenues on the consolidated statement of operations.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Income Taxes
Income taxes are accounted for under the liability method. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the tax-effected differences between the GAAP and tax bases of the Company’s assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date the laws are enactment. Interest and penalties are recognized within interest expense and income tax expense (benefit), respectively, in the consolidated statement of operations.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Note 4 Revenue
Disaggregated Revenue
The Company recognizes ATS development, tools, and Wafer Services revenues pursuant to its revenue recognition policies as described in Note 3 – Summary of Significant Accounting Policies. The following tables disclose revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Fiscal Year Ended December 29, 2024
	Topic 606 Revenue		Lease Revenue Per Topic 842
	Point-in-Time	Over Time		Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$140,482	$—	$140,482
Fixed price contracts	12,665	80,830	—	93,495
Other	—	—	4,668	4,668
Total ATS development	12,665	221,312	4,668	238,645
Wafer Services	1,803	25,058	—	26,861
Combined ATS development and Wafer Services	14,468	246,370	4,668	265,506
Tools	76,763	—	—	76,763
Total	$91,231	$246,370	$4,668	$342,269

	Fiscal Year Ended December 31, 2023
	Topic 606 Revenue		Lease Revenue Per Topic 842
	Point-in-Time	Over Time		Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	—	$122,343	—	$122,343
Fixed price contracts	—	83,893	—	83,893
Other	—	—	4,668	4,668
Total ATS development	—	206,236	4,668	210,904
Wafer Services	7,564	53,563	—	61,127
Combined ATS development and Wafer Services	7,564	259,799	4,668	272,031
Tools	14,651	—	—	14,651
Total	$22,215	$259,799	$4,668	$286,682

	Fiscal Year Ended January 1, 2023
	Topic 606 Revenue		Lease Revenue Per Topic 842
	Point-in-Time	Over Time		Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$85,294	$—	$85,294
Fixed price contracts	—	47,938	—	47,938
Other	—	—	4,668	4,668
Total ATS development	—	133,232	4,668	137,900
Wafer Services (1)	20,212	53,283	$—	$73,495
Combined ATS development and Wafer Services	20,212	186,515	4,668	211,395
Tools	1,546	—	—	1,546
Total	$21,758	$186,515	$4,668	$212,941

__________________

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
(1)As discussed in Note 3 – Summary of Significant Accounting Policies, in March 2022, the Company signed a new contract with a significant Wafer Services customer that resulted in a change from the point in time revenue recognition method to the over-time, input revenue recognition method. As a result of the transition, the Company recognized a one-time, cumulative adjustment to Wafer Services revenue of $8,290 for wafers still being manufactured at the time the new contract became enforceable. For the fiscal year ended January 1, 2023, $11,049 of Wafer Services revenues were recognized using the point in time method related to the period before the new contract was enforceable and $48,798 of Wafer Services revenues, inclusive of the one-time, cumulative adjustment, were recognized using the over-time, input method after the contract was enforceable.

Deferred Contract Costs
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. Deferred costs are amortized as the related revenue is recognized. The Company recognized amortization of deferred contract costs totaling $172, $847, and $1,885 for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. There were no deferred contract costs capitalized as of December 29, 2024.
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $20,890 and $29,666 at December 29, 2024 and December 31, 2023, respectively, and are presented net of allowances for credit losses of $42 and $99, respectively. The table below shows contract asset detail information on a gross basis:

Balance at January 1, 2023	$34,625
Transfers to accounts receivable, net	(33,868)
Increase due to revenue recognized in advance of customer billings	29,008
Balance at December 31, 2023	29,765
Transfers to accounts receivable, net	(29,230)
Increase due to revenue recognized in advance of customer billings	20,397
Balance at December 29, 2024	$20,932

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue on customer contracts and deferred lease revenue representing customer prepayments on a leasing arrangement in which the Company serves as lessor. Deferred revenue on customer contracts represents payments from customers for which performance obligations have not yet been satisfied. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The contract liabilities and other significant components of contract liabilities at December 29, 2024 and December 31, 2023 are as follows:

	December 29, 2024			December 31, 2023
	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities
Current contract liabilities	$53,222	$1,944	$55,166	$44,883	$4,668	$49,551
Long-term contract liabilities	51,901	—	51,901	63,810	1,944	65,754
Total contract liabilities	$105,123	$1,944	$107,067	$108,693	$6,612	$115,305
__________________
(1)Contract deferred revenue includes $48,200 and $59,323 at December 29, 2024 and December 31, 2023, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $11,123 were classified as current in the consolidated balance sheets at December 29, 2024 and December 31, 2023, respectively
The change in contract liabilities is as follows:

Balance at January 1, 2023	$84,875
Revenue recognized included in the balance at the beginning of the year	(22,014)
Increase due to payments received, excluding amounts recognized as revenue	45,832
Balance at December 31, 2023	108,693
Revenue recognized included in the balance at the beginning of the year	(63,575)
Increase due to payments received, excluding amounts recognized as revenue	60,005
Balance at December 29, 2024	$105,123

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Remaining Performance Obligations
At December 29, 2024, the Company had $213,529 of remaining performance obligations that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools contracts. The Company expects to recognize the revenue associated with these performance obligations as it satisfies the performance obligations within the next 4.3 years.
The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less. Furthermore, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if it expects, at contract inception, that the period between when it transfers a promised good or service to a customer and when the customer pays for that good or service is expected to be one year or less.
Contract Estimates
Transaction prices are established at, or prior to, entering into customer arrangements. The Company recognizes transaction prices as revenue by allocating the transaction price associated with a contract to the performance obligations included in that contract based on estimates of the selling price for those performance obligations on a standalone basis. The terms of a contract and historical business practices can, but generally do not, give rise to the inclusion of variable consideration in the Company’s customer contracts. To the extent a customer contract includes variable consideration, the allocated transaction price reflects the Company’s estimates of variable consideration. Estimates of variable consideration reflect the amount the Company expects to receive from its customers and considers the uncertainty of meeting the conditions to earn the variable consideration so as to avoid significant reversals of revenue as those uncertainties are resolved. Estimates of variable consideration are based largely on an assessment of the Company’s anticipated performance and all historical, current, and forecasted information that is reasonably available at contract inception. There are no significant instances where variable consideration is constrained and not considered as part of the allocated contract consideration.
Contract Modifications
When contracts are modified to account for changes in contract specifications and requirements, the Company evaluates whether the modification either creates new, or changes existing, enforceable rights and obligations in the original contract. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original product or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is adjusted prospectively with either an upward or downward revision to revenue recognized using the cumulative catch-up method. When a contract modification adds new performance obligations to the original contract, the old contract is terminated and the modified contract is treated as a new contract for accounting purposes with revenue recognition commencing with a new accounting basis. During the year ended December 29, 2024, the Company had two significant contract modifications with customers which include (1) a modification of a customer contract that decreased project scope and resulted in a $5,616 decrease in the estimate of future costs to complete their program; and (2) a contract termination and related establishment of a new contract for a customer, which resulted in recognition of $1,902 of revenue previously recorded as a contract liability. During the year ended December 31, 2023, the Company modified a contract that terminated a portion of the contract and resulted in recognition of $3,601 of revenue previously recorded as a contract liability. During the year ended January 1, 2023, the Company had a significant contract modification with a customer pursuant to which the customer’s option to purchase discounted services expired during the fourth quarter of fiscal year 2022, resulting in a recognition of $4,700 of revenue previously recorded as a contract liability.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 5 Balance Sheet Information
Certain significant amounts included in the Company’s condensed consolidated balance sheets are summarized in the following tables:

	Fiscal Year Ended
Allowance for credit losses - accounts receivable	December 29, 2024	December 31, 2023

Balance at beginning of fiscal year	$180	$1,638
Add
Adoption of Credit Loss Standard (Topic 326)	—	168
Provision for credit losses	218	146
Deduct
Accounts written-off	—	1,772
Balance at end of fiscal year	$398	$180

Inventory	December 29, 2024	December 31, 2023

Raw materials	$3,218	$4,775
Work-in-process	981	19
Supplies and spare parts	10,222	10,547
Finished goods	114	—
Total inventories, current	14,535	15,341
Inventory, non-current (1)	4,747	3,293
Total inventory	$19,282	$18,634
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Prepaid expenses and other current assets	December 29, 2024	December 31, 2023

Prepaid expenses	$3,984	$2,663
Tools purchased for customers (1)	16,923	12,737
Deferred contract costs	1,253	1,453
Investment tax credit receivable	1,316	—
Income tax receivable	—	172
Total prepaid assets and other current assets	$23,476	$17,025
__________________
(1)The Company acquires tools for its customers that consist of manufacturing equipment its customers will own but will be installed and qualified in a SkyWater facility. Prior to the customer obtaining ownership and control of the equipment, the Company records the costs associated with the acquisition, installation, and qualification of the equipment within prepaid expenses and other current assets. These deferred costs are recognized as cost of revenue when control of the equipment transfers to the customer and the related tools revenue is recognized.

Property and equipment, net	December 29, 2024	December 31, 2023

Land	$5,396	$5,396
Buildings and improvements	89,443	88,782
Machinery and equipment	202,667	193,977
Property and equipment placed in service, at cost (1)	297,506	288,155
Less: accumulated depreciation (1)	(150,657)	(137,767)
Property and equipment placed in service, net (1)	146,849	150,388
Property and equipment not yet in service	18,582	8,979
Total property and equipment, net	$165,431	$159,367
__________________
(1)Includes $10,805 and $13,332 of cost and $2,398 and $3,976 of accumulated depreciation associated with capital assets subject to financing leases at December 29, 2024 and December 31, 2023, respectively. In addition, the December 29, 2024 balance reflects a $4,824 reduction of the cost basis of machinery and equipment arising from investment tax credit on qualifying capital expenditures recognized in fiscal year 2024.
Depreciation expense was $16,769, $27,123, and $26,353, for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Depreciation for the fiscal year ended December 29, 2024 includes a $449 reduction related to the accretion of investment tax credit recognized on qualifying capital expenditures.
In December 2021, SkyWater revised the useful life assigned to its machinery and equipment and prospectively adjusted the estimated useful life from seven years to ten years to better reflect the estimated periods during which the machinery and equipment will remain in service. The effect of this change in accounting estimate resulted in an immaterial change in depreciation expense for the year ended January 1, 2023.

Intangible assets, net	December 29, 2024	December 31, 2023

Software and licensed technology	$13,742	$12,148
Less: accumulated amortization	(7,950)	(6,476)
Intangible assets placed in service, net	5,792	5,672
Intangible assets not yet in service	1,987	—
Total intangible assets, net	$7,779	$5,672
Intangible assets consist of payments made under software and technology licensing arrangements with third parties. During the fiscal years ended December 29, 2024 and December 31, 2023, the Company acquired third-party software and licensed technology of $1,993 and $1,871, respectively, which will be amortized over a weighted average estimated life of 7.3 years and 7.5 years, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

For the years ended December 29, 2024, December 31, 2023, and January 1, 2023, amortization of software and licenses was $1,474, $1,807, and $1,839, respectively.
Remaining estimated aggregate annual amortization expense for in-service intangible assets is as follows for future fiscal years:

Amortization Expense
2025	$1,316
2026	1,036
2027	653
2028	653
2029	653
Thereafter	1,481
Total	$5,792

Other assets	December 29, 2024	December 31, 2023

Inventory, non-current (1)	$4,747	$3,293
Operating lease right-of-use assets	49	96
Investment tax credit receivable	3,200	—
Other assets	492	1,953
Total other assets	$8,488	$5,342
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months.

Accrued expenses	December 29, 2024	December 31, 2023

Accrued compensation	$6,392	$10,947
Accrued commissions	473	488
Accrued royalties	447	3,122
Current portion of operating lease liabilities	52	48
Current portion of finance lease liabilities	608	645
Accrued inventory	623	1,261
Accrued consulting fees	—	9,345
Accrued restructuring costs (1)	—	1,319
Accrued warranty (2)	3,752	824
Accrued vendor purchase commitments (3)	13,718	10,457
Accrued accounts payable	818	650
Accrued accounts payable - customer	2,175	4,738
Accrued utilities	1,934	879
Other accrued expenses	5,837	3,568
Total accrued expenses	$36,829	$48,291
__________________
(1)The Company incurred restructuring costs of $188 and $1,921 during the fiscal years ended December 29, 2024 and December 31, 2023. The Company has $0 remaining to be paid as of December 29, 2024.
(2)The Company accrued provisions for warranties of $3,752 and $824 as of December 29, 2024 and December 31, 2023, respectively. Warranty expense for the fiscal year ended December 29, 2024 was $5,455, and warranty credits for the fiscal year ended December 29, 2024 were $2,527.
(3)The Company accrues outstanding obligations on vendor purchase orders for goods or services provided to the Company for which invoices have not yet been received.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Other long-term liabilities	December 29, 2024	December 31, 2023

Finance lease obligations	$8,652	$9,275
Operating lease liabilities	—	52
Liability for uncertain tax positions	69	—
Total other long-term liabilities	$8,721	$9,327

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 6 Debt
The components of debt outstanding at December 29, 2024 and December 31, 2023 are as follows:

	December 29, 2024	December 31, 2023

Short-term financing
Revolver	$30,171	$21,794
Tool financing advance payments (1)	—	3,822
Unamortized debt issuance costs	(2,502)	(2,851)
Total short-term financing, net of unamortized debt issuance costs	27,669	22,765
Long-term debt
VIE Financing	34,671	35,765
Tool financing loans (1)	7,253	6,799
Unamortized debt issuance costs	(2,147)	(2,490)
Total long-term debt, including current maturities	39,777	40,074
Less: Current portion of long-term debt	(5,073)	(3,976)
Total long-term debt, excluding current portion	$34,704	$36,098
__________________
(1)Tool financing advance payments represent proceeds received from equipment lenders prior to the Company placing the tools into service. When the tools are placed into service, financing agreements are executed to repay the equipment lenders the financed acquisition cost of the tools, and any advance payments received from the equipment lenders are converted to tool financing loans and classified as long-term debt in the Company’s condensed consolidated balance sheets. Tool financings are often accounted for as failed sale and leasebacks.
Revolver
On December 28, 2022, the Company entered into a Loan and Security Agreement with Siena Lending Group LLC (“Siena”), which was amended on November 19, 2024 (as amended, the “Loan Agreement”). The Loan Agreement provides for a revolving line of credit of up to $130,000 with a scheduled maturity date of December 2028 (the “Revolver”). The Company has incurred $4,277 of debt issuance costs, which are being amortized as additional interest expense over the life of the Revolver. In connection with the entry into the Loan Agreement, the Company repaid $43,495 in outstanding indebtedness under and terminated its lending agreement with Wells Fargo, and recognized a $1,101 write-off of unamortized debt issuance costs during its fiscal year ended January 1, 2023.
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
Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5%, and 7.0% per annum. The applicable margin is an applicable percentage based on the fixed charge coverage ratio that ranges from 4.00% to 5.00% per annum for term SOFR loans and ranges from 3.00% to 4.00% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10,000 in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15,000 calculated as of the last day of each calendar month for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if the Company’s liquidity is less than $15,000. In addition, the Loan Agreement places certain restrictions on the Company’s ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to its stockholders. The Company is also obligated to pay to Siena, for its own benefit, certain customary fees.
Due to a lockbox clause in the Loan Agreement, the outstanding Revolver loan balance is required to be serviced with working capital; accordingly, the entire Revolver loan balance is classified as current portion of long-term debt on the consolidated balance sheets.
The outstanding balance of the Revolver was $30,171 as of December 29, 2024 at an interest rate of 8.9% and is due in December 2028. The remaining availability under the Revolver was $99,829 as of December 29, 2024. As of December 29, 2024, the Company was in compliance with applicable financial covenants of the Revolver.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE entered into a loan agreement for $39,000 (the “VIE Financing”) to finance the acquisition of the building and land of the SkyWater Minnesota facility (see Note 13 – Related Party Transactions and Note 15 – Variable Interest Entity). The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, who is also the sole equity holder of Oxbow Realty. The VIE financing is not subject to financial debt default covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The occurrence of a triggering event does not represent a default event as per the loan agreement, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. As defined in the loan agreement, a triggering event occurred beginning in the three-month period ended January 1, 2023 based on the level of earnings before interest, taxes, depreciation, amortization and rent, as defined in the loan agreement, reported by SkyWater historically. Pursuant to its protective rights, the lender retained in a restricted account amounts paid by SkyWater to Oxbow Realty that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of December 29, 2024.
The VIE Financing is secured by a security interest in the land and building which was the subject of the sale-leaseback transaction (see Note 13 – Related Party Transactions). The Company and Oxbow Realty, the Company’s VIE, incurred third-party transaction costs of $3,487 and $65, respectively, which have been capitalized as debt issuance costs, presented as a reduction of the outstanding loan balance, and are being amortized as additional interest expense over the remaining maturity of the VIE Financing.
Tool Financing Loans
The Company, from time to time, enters into financing arrangements with lenders to finance the purchase of tools. When the tool is placed into service, the Company executes a sales agreement to transfer ownership of the tool to the equipment lender and concurrently enters into a debt agreement to repay the lender the acquisition cost of the tool over a period of time - typically three years. The sales agreements include bargain purchase options at the end of the lease terms, which the Company intends to exercise; accordingly, these transactions represent failed sale leasebacks with the associated tools recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as long-term debt on the Company’s consolidated balance sheets. Advance payments received from the equipment lender before the sale and financing agreements are executed are recorded as short-term financing on the Company’s consolidated balance sheets.

For the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 borrowing under these arrangements totaled $0, $5,190, and $3,100, respectively. Additionally, advance payments of tools that have been financed by equipment lenders prior to placing the underlying tool into service totaled $0 and $3,822 as of December 29, 2024 and December 31, 2023, respectively.
The Revolver is due on December 31, 2028. The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the balance payable at the maturity date of October 6, 2030. Future principal payments as of December 29, 2024 of the Company’s long-term debt are as follows:

2025	$5,073
2026	4,491
2027	1,219
2028	1,259
2029	1,307
Thereafter	28,575
Total	$41,924

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 7 Income Taxes
The components of income tax expense (benefit) are as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

Current:
Federal	$249	$8	$562
State	39	41	3
Total current tax expense	288	49	565
Deferred:
Federal	(303)	(570)	148
State	255	—	96
Total deferred tax (benefit) expense	(48)	(570)	244
Income tax expense (benefit)	$240	$(521)	$809
A reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 21% to loss before income taxes is as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

Taxes at U.S. statutory tax rate	$(478)	$(5,379)	$(7,573)
State income taxes, net of federal income tax benefit	(337)	(1,053)	(1,689)
Permanent differences	371	580	337
Federal tax credits	(607)	(385)	—
Tax reserves	440	—	—
Return to provision adjustments	(349)	(399)	—
Remeasurement of deferred tax assets and liabilities	(442)	548	(1,469)
Change in valuation allowance	2,215	6,256	10,035
Equity-based compensation	329	(200)	652
Non-deductible executive compensation	224	891	541
Non-controlling interest	(1,100)	(1,194)	(746)
Other	(26)	(186)	721
Income tax expense (benefit)	$240	$(521)	$809
Effective income tax rate	(10.5)%	2.0%	(2.2)%
The Company’s effective tax rates for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 differ from the statutory tax rates primarily due to state income taxes, permanent tax differences, tax credits, and changes in the Company’s deferred tax asset valuation allowance. The tax rate in any period can be affected positively or negatively by adjustments that are required to be reported in the specific period of resolution.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
The significant components of deferred tax assets and liabilities are reflected in the following table:

	December 29, 2024	December 31, 2023

Deferred tax assets:
Deferred compensation and accrued vacation	$179	$187
Deferred revenue	13,313	17,295
Financing lease	9,769	9,205
Net operating loss and credit carryforwards	13,280	11,703
Inventory	3,765	5,277
Equity-based compensation	2,240	1,317
Research and development expense	13,290	10,992
Interest expense limitation	4,265	1,973
Lease liability	2,028	2,054
Other	1,782	2,324
Total deferred tax assets	63,911	62,327

Deferred tax liabilities:
Property and equipment	(35,109)	(36,180)
Prepaids and other	(1,224)	(715)
Total deferred tax liabilities	(36,333)	(36,895)

Net deferred tax asset	27,578	25,432
Valuation allowance	(28,210)	(26,111)
Net deferred tax liability after valuation allowance	$(632)	$(679)
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years and future reversals of taxable temporary differences. Based upon this analysis, a valuation allowance of $28,210 and $26,111 was recorded as of December 29, 2024 and December 31, 2023, respectively, to reduce the net deferred tax assets to the amount that is more likely than not to be realized.
The Company had $11,647 and $10,257 of federal and state net operating loss carryforwards as of December 29, 2024 and December 31, 2023, respectively. Federal net operating loss carryforwards do not expire. Federal net operating loss carryforwards are subject to limitation of 80% of taxable income in any given tax year beginning after December 31, 2020. The Company's state net operating loss carryforwards will expire over various periods through 2043 and most are not subject to the aforementioned limitation.
The Company is not currently under examination by the Internal Revenue Service or in any state jurisdictions, but may be subject to examination in these jurisdictions in the future. The Company’s tax returns are open to examination for the years 2019 through 2023.
The tax effects from uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Beginning in 2024, the Company has recorded an uncertain tax position related to research and development tax credits. Included in the balance of unrecognized tax benefits as of December 29, 2024 are $69 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 29, 2024, are $371 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. The following tables set forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the year ended December 29, 2024:

Balance at December 31, 2023	$—
Tax Positions - Additions	440
Tax Positions - Reductions	0
Balance at December 29, 2024	$440

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
The Company accrues income tax-related interest and penalties, as applicable, in income tax expense in its consolidated statements of operations. No interest and penalties were incurred during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 as the accrued interest was not significant. The company does not anticipate significant changes in its uncertain tax position over the next 12 months.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 8 Shareholders’ Equity
Open Market Sale Agreement
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (the “open Market Agreement”) with respect to an at the market offering program. Pursuant to the Open Market Agreement and authorizations from the Company’s Board of Directors, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company’s common stock. During the fiscal years ended December 29, 2024 and January 1, 2023, the Company did not sell shares under the ATM Program. During the fiscal year ended December 31, 2023, the Company sold 2,081,167 shares at an average sale price of $10.10 per share, resulting in gross proceeds of approximately $21,029 before deducting sales commission and fees of approximately $631. The Company used the net proceeds to pay down its Revolver and fund its operations. As of December 29, 2024, $74,930 in shares was available for issuance under the Open Market Sale Agreement.
Common Stock Offering
On November 17, 2022, the Company completed a secondary public stock offering (the “Secondary Offering”) and issued 1,916,667 shares of common stock, including the underwriter’s exercise of its right to purchase additional shares, at a price per share of $9.00 to the public, less underwriting discounts and commissions. The Company received net proceeds of $16,100 from the Secondary Offering, after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from the Secondary Offering were used primarily for general corporate purposes, which included funding of operations, repayment of indebtedness, additions to working capital, and capital expenditures.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 9 Equity-Based Compensation
2021 Equity Incentive Plan
In connection with its initial public offering (“IPO”), the Company adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan became effective upon the consummation of the IPO. On June 7, 2023, the stockholders of the Company approved an amendment to increase the number of shares available for issuance under the 2021 Equity Plan. Under the 2021 Equity Plan, as amended, 9,522,000 shares of common stock are available for issuance to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards.
Stock Options
Stock options generally vest either (1) ratably on the first, second, third, and fourth anniversaries of the grant date and expire in ten years from the date of grant; or (2) in full on the first anniversary of the grant date and expire 15 months after the grant date. Equity-based compensation expense related to stock option awards was $3,067, $2,157, and $1,647, for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Forfeitures are recognized as they occur and the stock compensation expense on forfeited awards that have not vested is reversed.
The fair value of each stock option is estimated on the date of grant using Black-Scholes and the following assumptions. The expected life of an option represents the period of time that options granted are expected to be outstanding and is based on the SEC Simplified Method (midpoint of average vesting time and contractual term). Expected volatility is based on an average of the historical, daily volatility of a peer group of similar companies blended with SkyWater’s historic daily volatility over a period consistent with the expected life assumption ending on the grant date. Risk-free interest rates are based on yields available on the grant dates for U.S. Treasury Strips with maturities consistent with the expected life assumptions. The Company assumed no dividend yield in the valuation of the options granted as it has never declared or paid dividends on its common stock and has no current plans to introduce dividends as it intends to retain earnings for use in operations.

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	73.1% - 78.7%	75.1% - 76.5%	73.0%
Risk-free interest rate	3.80% - 4.70%	3.47% - 4.66%	2.1%
The following table summarizes the stock option activity during the fiscal year ended December 29, 2024:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Balance outstanding as of December 31, 2023	1,637	$11.32
Granted	688	9.98
Exercised	(15)	9.08
Forfeited or canceled	(308)	11.55
Balance outstanding as of December 29, 2024	2,002	10.87	8.0 years	$8,131
Balance vested and exercisable as of December 29, 2024	351	$12.26	7.0 years	$1,796
The weighted average grant-date fair value of options granted in the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 was $6.77, $6.65, and $5.50 respectively. As of December 29, 2024, total unrecognized compensation expense related to stock options was $8,131 and is expected to be recognized over the remaining weighted average vesting period of approximately 2.7 years.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
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
Equity-based compensation expense related to restricted common stock unit awards was $4,005, $3,560, and $5,692, for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Forfeitures are recognized as they occur and the stock compensation expense on forfeited awards that have not vested are reversed. Total unrecognized compensation cost related to restricted common stock units was $3,956 as of December 29, 2024, and is expected to be recognized over the weighted average vesting period of approximately 1.89 years. The estimated fair value of restricted common stock units is based on the grant date closing price of SkyWater’s common stock. The total fair value of restricted stock units vested during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 was $3,542, $5,001, and $6,749 respectively.
The following table summarizes the restricted common stock unit activity during the fiscal year ended December 29, 2024:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance outstanding as of December 31, 2023	657	$10.18
Granted	628	9.54
Vested	(326)	10.86
Forfeited or canceled	(128)	10.02
Balance outstanding as of December 29, 2024	831	$9.59
2021 Employee Stock Purchase Plan
In connection with SkyWater’s IPO, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). On June 7, 2023, the stockholders of the Company approved an amendment to increase the number of shares available for issuance under the 2021 ESPP. A maximum of 1,464,000 shares of its common stock has been reserved for issuance under the 2021 ESPP, as amended. Under the 2021 ESPP, eligible employees may purchase common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of SkyWater’s common stock as of the beginning or end of each offering period, which may range from six to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of common stock may be purchased by an employee each offering period. Under the 2021 ESPP, 356, 326, and 188 shares were purchased during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. As of December 29, 2024 and December 31, 2023, $1,000 and $735, respectively, was withheld on behalf of employees for future purchases under the 2021 ESPP and recorded as accrued compensation. Equity-based compensation expense related to the 2021 ESPP was $1,087, $1,143, and $877 for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Actual forfeitures are recognized as they occur. Compensation cost related to the 2021 ESPP is recognized on a straight-line basis over each six-month offering period. As of December 29, 2024, total unrecognized compensation cost related to the 2021 ESPP was $204.
The fair value of the 2021 ESPP is estimated on the date of grant using Black-Scholes and the following assumptions. Expected volatility is based on an average of the historical, daily volatility of SkyWater and a peer group of similar companies over a period consistent with the expected life assumption ending on the grant date. Risk-free interest rates are based on yields available on the grant dates for U.S. Treasury Strips with maturities consistent with the expected life assumptions. The Company assumed no dividend yield in the valuation of the options granted as it has never declared or paid dividends on its common stock and has no current plans to introduce dividends as it intends to retain earnings for use in operations.

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

Expected life	0.5 years	0.5 years	0.5 years
Expected volatility	75.1%	75.1%	73.0%
Risk-free interest rate	5.11%	5.34%	3.34%
Weighted average grant-date fair value per share	$3.63	$3.57	$4.45

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Equity-Based Compensation Expense Allocation
Equity-based compensation expense was allocated in the consolidated statements of operations as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

Cost of revenue	$2,113	$1,555	$2,470
Research and development expense	342	464	575
Selling, general and administrative expense	5,713	4,841	5,171
	$8,168	$6,860	$8,216
Note 10 Benefit Plans
401(k) Plan
The Company established a defined contribution plan which qualifies under Section 401(k) of the U.S. Internal Revenue Code (the “Code”) and covers employees who meet certain age and service requirements. Employee contributions are limited to the maximum amount allowed by the Code. The Company may make discretionary matching contributions or profit-sharing contributions, which vest over a two-year period. For the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, the Company made contributions of $1,909, $1,879, and $1,531, respectively.
Long-Term Incentive Plan
The Company adopted a long-term incentive plan (“LTIP”) in 2018 for certain key employees. Management determined the key employees who were eligible to participate in the program and the amounts to be awarded to each such employee. Employees vested in the deferred compensation 50% after three years of service and 100% after five years of service. Employees are 100% vested in the event of death, disability, retirement, or change in control. Until January 2, 2021, the amounts awarded were adjusted annually by the percentage change in the appraised value of the Company. Effective January 3, 2021, the outstanding awards continued to vest but were no longer adjusted for the annual investment return.
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
The value of the LTIP award was recognized as expense over the requisite service period in the consolidated statements of operations. Total compensation expense related to the LTIP was $390 for the fiscal year ended January 1, 2023. No compensation expense was recorded for the fiscal years ended December 29, 2024 or December 31, 2023.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 11 Fair Value Measurements
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company uses a fair value hierarchy categorized into three levels based on the inputs used in the fair value measurement. Generally, the three levels are as follows:
•Level 1 – Quoted prices in active markets for identical assets or liabilities;
•Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 – Unobservable inputs that are supported by little, or no, observable market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at December 29, 2024 and December 31, 2023 due to the short maturity of these items. The carrying amount of the borrowing under the Revolver approximates its fair value due to the frequency at which the interest rate resets. The fair value of the Revolver was determined based on inputs that are classified as Level 2 in the fair value hierarchy.
The Company's non-financial assets such as property and equipment and intangible assets are recorded at cost upon acquisition and are remeasured at fair value only if an impairment charge is recognized. No impairment charges were taken in any of the fiscal years ended December 29, 2024, December 31, 2023, or January 1, 2023.
As of December 29, 2024 and December 31, 2023, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis, and did not have any assets or liabilities measured at fair value based upon Level 3 inputs.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 12 Commitments and Contingencies
Litigation and Other Asserted Claims
From time to time, the Company is involved in legal proceedings and subject to other asserted claims arising in the ordinary course of its business. Although the results of litigation and asserted claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company’s interests, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors. There were no material litigation-related or other asserted claim contingencies recognized at either December 29, 2024 or December 31, 2023.
Capital Expenditures
The Company has various contracts outstanding with third parties which primarily relate to semiconductor tool purchases and installation. The Company has $24,979 and $7,910 of contractual commitments outstanding as of December 29, 2024 and December 31, 2023, respectively, that it expects to be paid in the next twelve months using cash on hand and operating cash flows.
Center for NeoVation
On January 25, 2021, the Company entered into a technology and economic development agreement (the “TED Agreement”), and a lease agreement (the “CfN Lease”) with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation doing business as BRIDG (“BRIDG”), to lease and operate the Center for NeoVation (the “CfN”), a semiconductor research and development and manufacturing facility in Kissimmee, Florida. Under the CfN Lease, the Company agrees to bring the plant to full production capacity within five years, and then to operate the plant at full capacity for an additional 15 years. At the end of the lease, SkyWater will take ownership of the facility. The Company is responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring the facility to its full production capacity. Investments and costs required to bring the facility to its full capacity will be substantial. The Company may terminate the TED Agreement and CfN Lease with 18 months’ notice. In the event the Company terminates the agreements, it is required to continue to operate the CfN until the earlier of either a replacement operator is found, or the 18-months’ notice period expires, and it may be required to make a payment of up to $15,000 to Osceola upon termination.

As part of entering into the TED Agreement, the Company agreed to operate the advanced wastewater treatment facility (“AWT Facility”), a separate building located on the same leased premise as the CfN and subject to the CfN Lease. The AWT Facility was financed in substantial part by funds provided by the Tohopekaliga Water Authority (“TWA”) to house the acid waste neutralization, pH adjustment, and reverse osmosis water treatment systems. In connection with entering into the CfN Lease, the Company agreed that development of the CfN requires the payment of water, wastewater, and reuse water capacity charges imposed by TWA monthly over the remaining period of six years. The Company also agreed that TWA shall be entitled to recover the capital contribution of TWA for construction of the AWT Facility through a capital reimbursement surcharge monthly over the remaining period of six years. As of December 29, 2024, the Company expects future payments on these commitments of approximately $3,700 which the Company expects will be paid in full by the first quarter of 2028.
Build Back Better Grant
In the third quarter of 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. As of December 29, 2024, SkyWater is obligated to pay $1,000 based upon development activity that has occurred through year-end and expects to make this payment in the first quarter of 2025.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 13 Related Party Transactions
In August 2022, SkyWater entered into a support letter with Oxbow Industries to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. In March 2024, the agreement was amended to extend the term through March 18, 2026. No amounts have been provided to the Company under this agreement.
In August 2023, SkyWater entered into a consulting agreement with Oxbow Industries pursuant to which an employee of Oxbow Industries provides certain consulting services to the Company. Expense associated with this agreement totaled $490 for the fiscal year ended December 29, 2024.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Bloomington, Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. Since September 29, 2024 the monthly rental payment to Oxbow Realty has been $426. The Company is also required to make certain customary payments constituting “additional rent,” which relate to monthly leasing and replacement reserves, insurance, and tax payments in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of December 29, 2024 were as follows (such amounts are eliminated from the consolidated financial statements due to the consolidation of Oxbow Realty, see Note 15 – Variable Interest Entity):

2025	$5,149
2026	5,252
2027	5,357
2028	5,464
2029	5,573
Thereafter	66,835
Total lease payments	93,630
Less: imputed interest	(65,616)
Total	$28,014

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 14 Leases
The components of lease expense are as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023

Operating lease cost	$51	$51
Finance lease cost
Amortization of assets	913	1,204
Interest on lease liabilities	802	848
Total net lease cost	$1,766	$2,103
Short-term lease costs amounted to $0 and $23 for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
Supplemental cash flow information related to leases are as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$51	$49
Operating cash flows used for finance leases	802	848
Financing cash flows used for finance leases	646	935

ROU assets obtained in exchange for lease liabilities
Operating leases	—	—
Finance leases	—	811
The weighted average remaining lease term and weighted average discount rates related to leases are as follows:

	December 29, 2024	December 31, 2023

Weighted average remaining lease term
Operating leases	1.0 years	2.0 years
Finance leases	11.8 years	12.5 years
Weighted average discount rate
Operating leases	4.8%	4.8%
Finance leases	8.8%	8.7%

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	December 29, 2024	December 31, 2023

Assets
Operating lease ROU assets	Other assets	$49	$96
Finance lease ROU assets	Property and equipment, net	8,443	9,356
Total lease ROU assets		8,492	9,452
Operating lease liabilities
Current portion of operating lease liabilities	Accrued expenses	52	48
Operating lease liabilities, excluding current portion	Other long-term liabilities	—	52
Total operating lease liabilities		52	100
Finance lease liabilities
Current portion of finance lease liabilities	Accrued expenses	608	645
Finance lease liabilities, excluding current portion	Other long-term liabilities	8,652	9,275
Total finance lease liabilities		9,260	9,920
Total lease liabilities		$9,312	$10,020
Future maturities of lease liabilities as of December 29, 2024 are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total

2025	$53	$1,353	$1,406
2026	—	1,354	1,354
2027	—	1,341	1,341
2028	—	1,135	1,135
2029	—	1,135	1,135
Thereafter	—	8,551	8,551
Total lease payments	53	14,869	14,922
Less: Imputed interest	(1)	(5,609)	(5,610)
Total lease liabilities	$52	$9,260	$9,312
SkyWater as the Lessor
In March 2020, SkyWater executed a contract with a customer that includes an operating lease for the right to use a specified portion of the Company’s Minnesota facility to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue - see Note 4 – Revenue.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 15 Variable Interest Entity
Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions. This included facilitating the purchase of the land and building of SkyWater’s Minnesota facility with proceeds from a bank loan (See Note 6 – Debt) and managing the leaseback of the land and building to SkyWater (see Note 13 – Related Party Transactions). Management determined that Oxbow Realty meets the definition of a VIE under ASC Topic 810, Consolidations (“Topic 810”), because it lacks sufficient equity to finance its activities. Furthermore, the Company is the primary beneficiary of Oxbow Realty as it has the power to direct operating and maintenance decisions of the Minnesota facility during the lease term, which would most significantly affect Oxbow Realty’s economic performance. As the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of Oxbow Realty pursuant to Topic 810, eliminating any transactions between the Company and Oxbow Realty, and recording a noncontrolling interest for the economic interest in Oxbow Realty not attributable to the Company because the owners of SkyWater’s common stock do not legally have rights or obligations to the profits or losses of Oxbow Realty. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty as of December 29, 2024 and December 31, 2023. The assets and liabilities are presented prior to consolidation, and thus do not reflect the elimination of intercompany balances.

	December 29, 2024	December 31, 2023

Cash and cash equivalents	$383	$9
Accounts receivable	1,242	8,807
Finance receivable	41,153	40,707
Other assets	107	744
Total assets	$42,885	$50,267

Accounts payable	$1,217	$6,053
Accrued expenses	80	248
Contract liabilities	1,078	1,283
Debt	34,634	35,722
Total liabilities	$37,009	$43,306
The following table shows the revenue and expenses of Oxbow Realty for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023. These results of Oxbow Realty are presented prior to consolidation, and thus do not reflect the elimination of intercompany transactions.

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

Revenue	$5,700	$6,861	$5,052
General and administrative expenses	45	(90)	1,016
Interest expense	1,379	1,252	1,314
Income tax expense	—	36	—
Total expenses	1,424	1,198	2,330
Net income	$4,276	$5,663	$2,722

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 16 Condensed Financial Information (Parent Company Only)
Since the restricted net assets of SkyWater Technology, Inc.’s subsidiaries exceed 25% of its consolidated net assets, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X.
SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Balance Sheets

	December 29, 2024	December 31, 2023

	(in thousands, except per share data)
Assets
Current assets
Income tax receivable	$—	$172
Total current assets	—	172
Due from subsidiaries	27,669	15,352
Investment in subsidiaries	57,614	53,740
Deferred income tax asset	—	3,419
Total assets	$85,283	$72,683

Liabilities and Shareholders’ Equity
Current liabilities
Short-term financing, net of unamortized debt issuance costs	$27,669	$18,943
Total current liabilities	27,669	18,943
Total liabilities	27,669	18,943
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of December 29, 2024 and December 31, 2023)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 47,704 and 47,028 shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively)	478	470
Additional paid-in capital	189,132	178,473
Accumulated deficit	(131,996)	(125,203)
Total shareholders’ equity	57,614	53,740
Total liabilities and shareholders’ equity	$85,283	$72,683

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Statements of Operations

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

	(in thousands, except per share data)
Revenue	$—	$—	$—
Operating expenses	—	—	—
Operating income	—	—	—
Other income (expense), net	—	—	—
Loss before income taxes and equity in net loss of subsidiaries	—	—	—
Income tax expense (benefit)	—	—	—
Equity in net loss of subsidiaries	(6,793)	(30,756)	(39,593)
Net loss	$(6,793)	$(30,756)	$(39,593)

Net loss per share attributable to common shareholders, basic and diluted	$(0.14)	$(0.68)	$(0.97)
Weighted average shares outstanding, basic and diluted	47,396	45,507	40,835
Basis of Presentation
The Company owns 100% of SkyWater Technology Foundry, SkyWater Federal, and SkyWater Florida, its primary operating subsidiaries. The Company was formed from the conversion of CMI Acquisition, LLC into a Delaware corporation on April 14, 2021 and became the ultimate parent of the subsidiaries previously owned by CMI Acquisition, LLC.
The Company is a holding company with no material operations of its own and conducts substantially all of its activities through its subsidiaries. No investment or noncontrolling interest related to Oxbow Realty is shown in the parent company schedule, as subsidiaries and VIEs are not consolidated, and the Company does not have rights or obligations to these amounts. The Company has no cash and, as a result, all expenses and obligations of the Company are recorded and paid by its subsidiaries. The Company and SkyWater Technology Foundry are the borrowers under the Revolver discussed in Note 6 – Debt. SkyWater Technology Foundry is limited in its ability to declare dividends or to pay, or fund, any dividend or other distribution from equity to the Company in connection with those borrowings. Dividends, redemptions, and other payments on equity (restricted payments) are limited to (1) loan parties; and (2) the declaration and payment of dividends or other distributions solely in capital stock. Due to the aforementioned restrictions, substantially all of the net assets of the Company’s subsidiaries are restricted.
These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the investment in subsidiaries is presented under the equity method of accounting. A condensed statement of cash flows was not presented because the Company has no cash, and, therefore, no material operating, investing, or financing cash flows for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As a result, these parent-only statements should be read in conjunction with the accompanying notes to these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Note 17 Reportable Segment and Geographic Information

Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. SkyWater operates and manages its business as one operating and reportable segment based on the organizational structure of the Company and information reviewed by the Company's Chief Executive Officer, who is also the Company's CODM. The CODM allocates resources and evaluates the performance primarily based on net loss and consolidated results as shown on the consolidated statement of operations.

Please see Note 3 - Summary of Significant Accounting Policies for a detailed description of accounting policies used by the Company. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The following tables present details of the Company’s operating and reportable segment results:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

	(in thousands, except per share data)
Revenue	$342,269	$286,682	$212,941
Cost of revenue
Labor	79,430	84,362	66,010
Direct expenses	102,597	102,277	94,668
Cost of tool revenue	73,281	12,760	—
Depreciation and amortization	17,335	27,991	26,296
Total cost of revenue	272,643	227,390	186,974
Gross profit	69,626	59,292	25,967
Research and development expense	15,040	10,169	9,431
Selling, general, and administrative expense
Labor	24,582	25,726	20,030
Direct expenses	23,015	37,899	26,216
Depreciation and amortization	429	286	57
Total selling, general, and administrative expense	$48,026	$63,911	$46,303
Operating income (loss)	6,560	(14,788)	(29,767)
Other expense:
Loss on debt extinguishment	—	—	1,101
Interest expense	8,837	10,826	5,194
Total other expense	$8,837	$10,826	$6,295
Loss before income taxes	(2,277)	(25,614)	(36,062)
Income tax expense (benefit)	240	(521)	809
Net loss	$(2,517)	$(25,093)	$(36,871)

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
The following table discloses revenue for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 by country as determined by customer address:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

United States	$329,049	$261,274	$184,908
Canada	8,197	8,327	4,135
Hong Kong	878	6,406	6,181
United Kingdom	1,078	4,639	7,147
All others	3,067	6,036	10,570
Total revenue	$342,269	$286,682	$212,941

All of the Company's long-lived assets are located in the United States.

For the fiscal year ended December 29, 2024, two customers represented 10% or more of consolidated revenue, comprising 40% and 20% of consolidated revenue. For the fiscal year ended December 31, 2023, four customers represented 10% or more of consolidated revenue, comprising 24%, 17%, 15% and 10% of consolidated revenue. For the fiscal year ended January 1, 2023, three customers represented 10% or more of consolidated revenue, comprising 20%, 28% and 11% of consolidated revenue.
Note 18 Subsequent Events
The Company evaluated the impact of events that occurred subsequent to December 29, 2024 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined no events are required to be recognized or disclosed in the consolidated financial statements and related notes. other than the event described below.

On February 25, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Spansion LLC (“Seller”), an affiliate of Infineon Technologies AG, pursuant to which, subject to the satisfaction or waiver of the conditions contained therein, the Company will acquire all of the issued and outstanding memberships interests of a limited liability company that will be formed prior to closing and that will receive, pursuant to a pre-closing restructuring, certain assets and liabilities related to Infineon Technologies AG’s 200 mm fab in Austin, Texas (the “Transaction”). The base purchase price for the Transaction is $80,000, $55,000 of which will be paid at closing. The payment of the remaining $25,000 of the base purchase price will be deferred for four years and will be paid by wafer credits under a wafer supply agreement with an affiliate of Seller, which agreement will be executed at the closing of the Transaction pursuant to the Purchase Agreement. The purchase price for the Transaction will be adjusted for a payment at closing for working capital.

The Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including, among other things: (1) the accuracy of the representations and warranties of each party to the Purchase Agreement; (2) the performance by each party of its obligations and covenants in all material respects; (3) the absence of a material adverse effect between the signing of the Purchase Agreement and the closing of the Transaction; (4) the absence of any applicable order or law prohibiting the Transaction; and (5) obtaining U.S. regulatory approval.

Under the Purchase Agreement, the closing of the Transaction shall occur no earlier than May 30, 2025, unless otherwise agreed mutually by the parties. The Purchase Agreement may be terminated by mutual written agreement of the Company and Seller or by either the Company or Seller in limited circumstances, including, among other things, (i) certain uncured breaches of any representation, warranty, covenant or obligation in the Purchase Agreement by the other party; (ii) failure to complete the Transaction by September 30, 2025; and (iii) the existence of an order by a governmental authority prohibiting the Transaction.

The Company intends to finance the purchase price for the Transaction through debt financing.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed by the Company in the Current Report on Form 8-K filed with the SEC on June 26, 2024 (the “Form 8-K”), on June 21, 2024, following the completion of a competitive selection process conducted by the Audit Committee to determine the Company’s independent registered public accounting firm for the fiscal year ending December 29, 2024, the Company selected KPMG LLP (“KPMG”) to serve as the Company’s new independent registered public accounting firm, effective as of such date, and notified Deloitte & Touche LLP (“Deloitte”) of its dismissal as the Company’s independent registered public accounting firm effective as of that date.

Deloitte’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2023 and January 1, 2023 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During each of the fiscal years ended December 31, 2023 and January 1, 2023, and the subsequent interim periods through the date of dismissal, there were no “disagreements,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in its reports on the Company’s consolidated financial statements for such years.

There were no “reportable events”, as that term is defined in Item 304(a)(1)(v) of Regulation S-K, during either of the fiscal years ended December 31, 2023 or January 1, 2023, and the subsequent interim periods through the date of dismissal, except that the Company identified material weaknesses in its internal control over financial reporting as disclosed in Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for each of the fiscal years ended December 31, 2023 and January 1, 2023, as described below.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2023, the Company previously identified material weaknesses in the Control Environment, Risk Assessment, and Control Activities components of the Committee of Sponsoring Organizations (“COSO”) framework, including a material weakness in the revenue accounting process as of January 1, 2023. As subsequently disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, during the fiscal year ended December 31, 2023, with the oversight of the Audit Committee, the Company implemented controls in accordance with its remediation plans to address these material weaknesses. Based on the remediation actions completed in the fiscal year ended December 31, 2023, the Company remediated the material weaknesses in the Control Environment and Risk Assessment Components of the COSO framework. Additionally, while the Company implemented the necessary internal controls across its accounting processes and accounting information technology processes to address the material weaknesses in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, during the fiscal year ended December 31, 2023, the Company was not able to demonstrate sustained operation of these controls, and therefore was not able to fully remediate the material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness as of December 31, 2023. While the Company believes its efforts improved the design of its internal control over financial reporting, remediation of the material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness required further validation and testing of the effectiveness of those controls implemented as part of the Company’s remediation plans over a sustained period of time. Accordingly, the material weakness in the Control Activities component of the COSO framework, including the revenue accounting process material weakness, was not remediated as of the date of dismissal.
The Audit Committee discussed the reportable events described above with Deloitte, and the Company authorized Deloitte to respond fully to the inquiries of KPMG concerning these reportable events, as described below.

The Company provided Deloitte with a copy of the Form 8-K prior to its filing with the SEC and requested that Deloitte furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Deloitte’s letter, dated June 26, 2024, is filed as Exhibit 16.1 to this Annual Report on Form 10-K.

On June 21, 2024, upon approval by the Audit Committee, the Company engaged KPMG, effective as of such date, to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 29, 2024.

During each of the fiscal years ended December 31, 2023 and January 1, 2023, and the subsequent interim period through June 21, 2024, neither the Company nor anyone acting on its behalf has consulted with KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report, nor oral advice, was provided to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K; or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 29, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2024, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated balance sheets as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2024, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.
Previously Disclosed Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in the Control Activities component of the COSO framework and a material weakness in the revenue accounting process. With the oversight of the Audit Committee of the Board of Directors, the Company continued to execute its remediation plans in fiscal year 2024 to address these material weaknesses.

As it relates to the material weakness in the Control Activities component of the COSO framework, in fiscal year 2023, we added controls and enhanced existing controls across our accounting and accounting information technology processes, but did not demonstrate sustained operation of those controls during fiscal year 2023. Thus, we were unable to remediate this material weakness as of December 31, 2023. Throughout fiscal year 2024, we operated the controls we added and enhanced in fiscal year 2023 and continued to refine and improve our suite of controls. With this sustained effort, we were able to remediate the previously identified material weakness in the Control Activities component of the COSO framework as of December 29, 2024.

With respect to the revenue accounting process material weakness, in fiscal year 2024 we implemented additional controls supporting the completeness and accuracy of the data used to process revenue transactions. We further enhanced the control attributes supporting the execution of existing management review controls. Despite these improvements, as of December 29, 2024 and through the date of filing this Annual Report on Form 10-K, an inappropriate level of privileged access to the Company’s manufacturing application and its databases used in the revenue accounting process remains. IT general controls were not sufficient in design as the Company did not maintain controls over the provisioning and deprovisioning of privileged user access or the monitoring of that access. As data is obtained from these databases to process revenue transactions, IT-dependent manual revenue controls that rely on data from the manufacturing application and its databases were also deemed ineffective because they could have been adversely impacted by the access deficiencies. When aggregating this deficiency with other less severe revenue control deficiencies, we were unable to remediate the revenue accounting process material weakness as of December 29, 2024. While we believe our remediation efforts in fiscal year 2024 have improved the design of our internal control over financial reporting, remediation of the material weakness in the revenue accounting process will require further remediation efforts in fiscal year 2025.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of the Audit Committee of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2024, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Upon completing this evaluation, management concluded, based upon the existence of the material weakness in the revenue accounting process described above and below, that we did not maintain effective internal control over financial reporting as of December 29, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Throughout fiscal year 2024, the Company improved and added to its suite of process-level controls used in its revenue accounting process. Despite these improvements, in fiscal year 2024, an inappropriate level of privileged access to the Company’s manufacturing application and its databases used in the revenue accounting process remains. IT general controls were not sufficient in design as the Company did not maintain controls over the provisioning and deprovisioning of privileged user access or the monitoring of that access. As data is obtained from these databases to process revenue transactions, IT-dependent manual revenue controls that rely on data from the manufacturing application and its databases were also deemed ineffective because they could have been adversely impacted by the access deficiencies. When aggregating this deficiency with other less severe revenue control deficiencies, we determined that the material weakness in the revenue accounting process had not been remediated as of December 29, 2024.

Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 or a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act.
2025 Remediation Plans
As described above, remediation of the material weakness in the revenue accounting process will require the Company to design and implement system improvements to either remove the privileged access to the manufacturing application and its databases or develop and implement controls from which changes processed via the privileged access are monitored and evaluated.

As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness in the revenue accounting process, we may determine that additional measures or time are required to address the issues fully, or that we need to modify or otherwise adjust the remediation actions described above. We will also continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. The material weakness in the revenue accounting process cannot be considered remediated until our remediation plans have been completed and the effectiveness of the remedial actions have been validated.
Changes in Internal Control Over Financial Reporting
Except for the completed remediation activities related to our previously identified material weaknesses in the revenue accounting process described above and the remediation of the material weakness in the Control Activities component of the COSO framework that existed as of December 31, 2023, there were no changes during the quarter ended December 29, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(b) During the three months ended December 29, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Code of Ethics and Code of Conduct
Our code of ethics is applicable to our chief executive officer and senior financial officers. In addition, we have adopted a code of conduct applicable to the conduct of our business by our employees, officers, and directors. Our code of ethics and code of conduct are posted on our website (www.skywatertechnology.com/certifications-policies/). We do not incorporate the information on our website into this Annual Report on Form 10-K and any such information that can be accessed through our website should not be considered as part of this Annual Report. We intend to disclose any amendments to certain provisions of our code of ethics, or any waivers of those provisions, as required by the Nasdaq Listing Rules, the rules and regulations of the SEC and applicable law on our website promptly following the date of such amendment or waiver.
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
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 29, 2024:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our shareholders (1)	2,002,000 (2)	$10.87 (3)	6,031,923 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total	2,002,000	$10.87 (3)	6,031,923 (4)
__________________
(1)Columns (a) and (c) of the table above do not include 831,000 unvested restricted common stock units outstanding under the SkyWater Technology, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”) or 622,826 shares available for issuance under the SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan.
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

10.5+
Restricted Stock Unit Agreement for Directors pursuant to 2021 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.6+
SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan effective June 7, 2023 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2023)

10.7†
Process Technology License Agreement, dated as of March 1, 2017, by and between Cypress Semiconductor Corporation and Cypress Semiconductor (Minnesota) Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.8†
Amendment No. 1 to the Process Technology License Agreement, dated as of March 19, 2020, by and between Cypress Semiconductor Corporation and SkyWater Technology Foundry, Inc. (f/k/a Cypress Semiconductor (Minnesota) Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.9†
Amendment No. 2 to the Process Technology License Agreement, dated as of April 16, 2020, by and between Cypress Semiconductor Corporation and SkyWater Technology Foundry, Inc. (f/k/a Cypress Semiconductor (Minnesota) Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.10
Purchase Agreement, dated as of September 29, 2020, by and between SkyWater Technology Foundry, Inc. and Oxbow Realty Partners, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.11
Lease, dated as of September 30, 2020, by and between Oxbow Realty Partners, LLC, as landlord, and SkyWater Technology Foundry, Inc., as tenant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.12
Loan and Security Agreement, dated as of December 28, 2022, among Siena Lending Group LLC, as Agent; Siena Lending Group LLC and GRC SPV Investments, LLC, as Lenders; SkyWater Technology Foundry, Inc., SkyWater Federal, LLC and SkyWater Florida, Inc., as Borrowers; and SkyWater Technology, Inc., as Guarantor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2023)

10.13
Amendment No. 1 to Loan and Security Agreement, dated as of November 19, 2024, among Siena Lending Group LLC, as Agent; Siena Lending Group LLC and GRC SPV Investments, LLC, as Lenders; SkyWater Technology Foundry, Inc., SkyWater Federal, LLC and SkyWater Florida, Inc., as Borrowers; and SkyWater Technology, Inc., as Guarantor, including Annex A thereto which is that certain Loan and Security Agreement, dated as of December 28, 2022, as amended November 19, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024)

10.14
Open Market Sale AgreementSM between SkyWater Technology, Inc. and Jefferies LLC, dated September 2, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2022)

10.15
Frame Agreement for the Purchase of Wafers and Services, dated March 29, 2022, between Infineon Technologies AG and SkyWater Technology Foundry, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022)

10.16
Technology and Economic Development Agreement, dated January 25, 2021, by and between Osceola County, Florida and SkyWater Florida, Inc., and joined for limited purposes by ICAMR, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.17	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.18+	SkyWater Technology, Inc. Executive Severance and Change of Control Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.19+	SkyWater Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021)

10.20
Consulting Agreement, dated August 1, 2023, between SkyWater Technology Foundry, Inc. and Oxbow Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

16.1	Letter from Deloitte & Touche LLP dated June 26, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024)

19.1	SkyWater Technology, Inc. Securities Trading Policy

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 34)

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 185)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.1	SkyWater Technology, Inc. Clawback Policy (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2024)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SkyWater Technology, Inc.

Date: March 14, 2025	By:	/s/ Thomas Sonderman
Name: Thomas Sonderman Chief Executive Officer

	By:	/s/ Steve Manko
Name: Steve Manko Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Sonderman	Chief Executive Officer and Director	March 14, 2025
Thomas Sonderman	(Principal Executive Officer)

/s/ Steve Manko	Chief Financial Officer	March 14, 2025
Steve Manko	(Principal Financial and Accounting Officer)

/s/ Edward M. Daly	Director	March 14, 2025
Edward M. Daly

/s/ Nancy Fares	Director	March 14, 2025
Nancy Fares

/s/ Gregory B. Graves	Director	March 14, 2025
Gregory B. Graves

/s/ Dennis J. Goetz	Director	March 14, 2025
Dennis J. Goetz

/s/ Joseph J. Humke	Director	March 14, 2025
Joseph J. Humke

/s/ Gary J. Obermiller	Director	March 14, 2025
Gary J. Obermiller

/s/ Loren A. Unterseher	Director	March 14, 2025
Loren A. Unterseher