Form 10-Q
period 2025-03-30
SkyWater Technology, Inc
filed 2025-05-08
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 5, 2025, the number of shares of common stock, $0.01 par value, outstanding was 48,037,024 .

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
•our ability to complete our acquisition of Infineon’s Fab 25 facility on anticipated timing and terms;
•upon completion of such acquisition, our ability to integrate the operations of the Fab 25 facility with our operations and risks associated with operating the Fab 25 facility;
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
•changes in local, regional, national, and international economic or political conditions, including those resulting from increases in inflation and interest rates, a recession, or intensified international hostilities;
•the level and timing of U.S. government program funding;
•our ability to maintain compliance with certain U.S. government contracting requirements;
•regulatory developments in the United States and foreign countries;
•our ability to protect our intellectual property rights; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024 and this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 30, 2025	December 29, 2024

	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$51,234	$18,844
Accounts receivable (net of allowance for credit losses of $597 and $279, respectively)	39,108	54,332
Contract assets (net of allowance for credit losses of $16 and $42, respectively)	20,466	20,890
Inventory	14,221	14,535
Prepaid expenses and other current assets	25,322	23,476
Total current assets	150,351	132,077
Property and equipment, net	162,842	165,431
Intangible assets, net	7,786	7,779
Other assets	5,784	8,488
Total assets	$326,763	$313,775
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$4,941	$5,073
Accounts payable	11,691	29,590
Accrued expenses	27,942	36,829
Short-term financing, net of unamortized debt issuance costs	21,535	27,669
Contract liabilities	61,215	55,166
Total current liabilities	127,324	154,327
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	33,693	34,704
Long-term contract liabilities	97,264	51,901
Deferred income tax liability, net	603	632
Other long-term liabilities	8,443	8,721
Total long-term liabilities	140,003	95,958
Total liabilities	267,327	250,285
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of March 30, 2025 and December 29, 2024)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 48,037 and 47,704 shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively)	484	478
Additional paid-in capital	192,264	189,132
Accumulated deficit	(139,341)	(131,996)
Total shareholders’ equity, SkyWater Technology, Inc.	53,407	57,614
Noncontrolling interests	6,029	5,876
Total shareholders’ equity	59,436	63,490
Total liabilities and shareholders’ equity	$326,763	$313,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Month Period Ended
	March 30, 2025	March 31, 2024

	(in thousands, except per share data)
Revenue	$61,296	$79,636
Cost of revenue	47,039	66,656
Gross profit	14,257	12,980
Research and development expense	3,249	4,012
Selling, general, and administrative expense	15,030	11,169
Operating loss	(4,022)	(2,201)
Interest expense	1,812	2,390
Loss before income taxes	(5,834)	(4,591)
Income tax expense	384	41
Net loss	(6,218)	(4,632)
Less: net income attributable to noncontrolling interests	1,127	1,097
Net loss attributable to SkyWater Technology, Inc.	$(7,345)	$(5,729)
Net loss per share attributable to common shareholders, basic and diluted	$(0.15)	$(0.12)
Weighted average shares used in computing net loss per common share, basic and diluted	47,791	47,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three-Month Periods Ended March 30, 2025 and March 31, 2024
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	47,028	$470	$178,473	$(125,203)	$53,740	$6,961	$60,701
Issuance of common stock pursuant to equity compensation plans	—	—	310	3	1,257	—	1,260	—	1,260
Equity-based compensation	—	—	—	—	2,072	—	2,072	—	2,072
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(5,729)	(5,729)	1,097	(4,632)
Balance at March 31, 2024	—	$—	47,338	$473	$181,802	$(130,932)	$51,343	$8,058	$59,401

Balance at December 29, 2024	—	$—	47,704	$478	$189,132	$(131,996)	$57,614	$5,876	$63,490
Issuance of common stock pursuant to equity compensation plans	—	—	330	6	1,253	—	1,259	—	1,259
Equity-based compensation	—	—	—	—	1,879	—	1,879	—	1,879
Contribution from noncontrolling interest	—	—	—	—	—	—	—	626	626
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,600)	(1,600)
Net income (loss)	—	—	—	—	—	(7,345)	(7,345)	1,127	(6,218)
Balance at March 30, 2025	—	$—	48,034	$484	$192,264	$(139,341)	$53,407	$6,029	$59,436
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Month Period Ended
	March 30, 2025	March 31, 2024

	(in thousands)
Cash flows from operating activities
Net loss	$(6,218)	$(4,632)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	4,505	5,065
Accretion of investment tax credits	(147)	—
Amortization of debt issuance costs included in interest expense	242	440
Equity-based compensation expense	1,879	2,072
Deferred income taxes	39	(56)
Provision (allowance) for credit losses	355	(121)
Changes in operating assets and liabilities
Accounts receivable and contract assets	15,292	12,933
Inventory	315	(217)
Prepaid expenses, other current assets, and other assets	858	(8,025)
Accounts payable and accrued expenses	(12,565)	(10,883)
Contract liabilities, current and long-term	51,412	(590)
Income tax receivable and payable	—	90
Net cash provided by (used in) operating activities	55,967	(3,924)
Cash flows from investing activities
Purchase of software and licenses	(413)	(811)
Purchases of property and equipment	(14,770)	(1,259)
Net cash used in investing activities	(15,183)	(2,070)
Cash flows from financing activities
Proceeds from draws on the revolving line of credit	125,000	90,500
Repayment of draws on the revolving line of credit	(132,181)	(81,930)
Proceeds from tool financings	—	920
Principal payments on long-term debt	(1,229)	(862)
Cash paid for principal on finance leases	(269)	(274)
Proceeds from the issuance of common stock pursuant to equity compensation plans	1,259	1,260
Cash paid on licensed technology obligations	—	(2,000)
Contributions from noncontrolling interest	626	—
Distributions to noncontrolling interest	(1,600)	—
Net cash (used in) provided by financing activities	(8,394)	7,614
	32,390	1,620
Cash and cash equivalents, beginning of period	18,844	18,382
Cash and cash equivalents, end of period	$51,234	$20,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Month Period Ended
	March 30, 2025	March 31, 2024

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$1,024	$1,372
Income taxes	—	7
Noncash investing and financing activity
Capital expenditures incurred, not yet paid	$1,738	$1,732
Investment tax credit not received	337	—
Intangible assets acquired, not yet paid	185	713
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

Note 2 Basis of Presentation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements as of March 30, 2025, and for the three-month periods ended March 30, 2025 and March 31, 2024, are presented in thousands of U.S. dollars (except share and per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with SkyWater’s annual consolidated financial statements and the related notes thereto as of December 29, 2024 and for the fiscal year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 30, 2025 and its consolidated results of operations, shareholders’ equity, and cash flows for the three-month periods ended March 30, 2025 and March 31, 2024.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The consolidated results of operations for the three-month period ended March 30, 2025 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 28, 2025, or for any other interim period, or for any other future fiscal year.
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
For the three-month periods ended March 30, 2025 and March 31, 2024, the Company incurred net losses attributable to SkyWater Technology, Inc. of $7,345 and $5,729, respectively. As of March 30, 2025 and December 29, 2024, the Company had cash and cash equivalents of $51,234 and $18,844, respectively.

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
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the three-month periods ended March 30, 2025 and March 31, 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At March 30, 2025 and March 31, 2024, there were restricted stock units and stock options totaling 1,144,534 and 996,726, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three-month periods ended March 30, 2025 and March 31, 2024:

	Three-Month Period Ended
	March 30, 2025	March 31, 2024

	(in thousands, except per share data)
Numerator: net loss attributable to SkyWater Technology, Inc.	$(7,345)	$(5,729)
Denominator: weighted-average common shares outstanding, basic and diluted	47,791	47,099
Net loss per common share, basic and diluted	$(0.15)	$(0.12)
Reportable Segment Information
Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. SkyWater operates and manages its business as one reportable segment. See Note 13 - Reportable Segment and Geographic Information for segment and geography-specific disclosures.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 3 Summary of Significant Accounting Policies
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (“ASU 2023-09”). The amendments in this update improve existing income tax disclosures, notably with respect to the income tax rate reconciliation and income taxes paid disclosures, and are effective for annual periods beginning after December 15, 2025. As an emerging growth company, SkyWater will adopt the amendments in ASU 2023-09 for its fiscal year ending January 3, 2027. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
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
Significant Accounting Policies
The annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024 include discussion of the significant accounting policies and estimates used in the preparation of the interim condensed consolidated financial statements. The Company did not make any significant changes to its accounting policies and estimates during the three-month period ended March 30, 2025.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 4 Revenue
Disaggregated Revenue
The Company recognizes ATS development, tools, and Wafer Services revenues pursuant to its revenue recognition policies as described in Note 3 – Summary of Significant Accounting Policies to the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024. The following tables disclose revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Three-Month Period Ended March 30, 2025
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$1,204	$35,875	$—	$37,079
Fixed price contracts	4,832	9,457	—	14,289
Other	—	—	1,167	1,167
Total ATS development	6,036	45,332	1,167	52,535
Wafer Services	84	7,443	—	7,527
Combined ATS development and Wafer Services	6,120	52,775	1,167	60,062
Tools	1,234	—	—	1,234
Total	$7,354	$52,775	$1,167	$61,296

	Three-Month Period Ended March 31, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$42,496	$—	$42,496
Fixed price contracts	—	17,522	—	17,522
Other	—		1,167	1,167
Total ATS development	—	60,018	1,167	61,185
Wafer Services	1,145	8,847	—	9,992
Combined ATS development and Wafer Services	1,145	68,865	1,167	71,177
Tools	8,459	—	—	8,459
Total	$9,604	$68,865	$1,167	$79,636
Deferred Contract Costs
The Company recognizes an asset for the incremental cost of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. Deferred contract costs are amortized as the related revenue is recognized. The Company recognized amortization of deferred contract costs totaling $0 and $746 for the three-month periods ended March 30, 2025 and March 31, 2024, respectively. There were no deferred contract costs capitalized as of March 30, 2025 and December 29, 2024.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $20,466 and $20,890 at March 30, 2025 and December 29, 2024, respectively, and are presented net of allowances for expected credit losses of $16 and $42, respectively.
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue which represents payments from customers for which performance obligations have not yet been satisfied and deferred lease revenue which represents prepayments on a leasing arrangement in which the Company serves as lessor. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The contract liabilities and other significant components of contract liabilities at March 30, 2025 and December 29, 2024 are as follows:

	March 30, 2025			December 29, 2024
	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities

Current contract liabilities	$60,437	$778	$61,215	$53,222	$1,944	$55,166
Long-term contract liabilities	97,264	—	97,264	51,901	—	51,901
Total contract liabilities	$157,701	$778	$158,479	$105,123	$1,944	$107,067
__________________
(1)Contract deferred revenue includes $45,419 and $48,200 at March 30, 2025 and December 29, 2024, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $11,123 were classified as current in the interim condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024, respectively.
The change in contract liabilities during the three-month periods ended March 30, 2025 and March 31, 2024 are as follows:

	Three-Month Period Ended
	March 30, 2025	March 31, 2024

Balance at beginning of period	$107,067	$115,305
Revenue recognized included in the balance at the beginning of the period	(9,495)	(12,686)
Increase due to payments received, excluding amounts recognized as revenue	60,907	12,095
Balance at end of period	$158,479	$114,714
Remaining Performance Obligations
At March 30, 2025, the Company had $257,230 of remaining performance obligations that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools revenue contracts. The Company expects to recognize those revenues as it satisfies its performance obligations, which is not expected to exceed 4.3 years.
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 5 Balance Sheet Information
Certain significant amounts included in the Company’s interim condensed consolidated balance sheets are summarized in the following tables:

	Three-Month Period Ended
Allowance for credit losses - Accounts Receivable	March 30, 2025	March 31, 2024

Balance at beginning of period	$279	$180
Add
Provision for credit losses	355	(84)
Deduct
Less recoveries of accounts charged-off	(37)	—
Net account charge-offs (recoveries)	(37)	—
Balance at end of period	$597	$96

Inventory	March 30, 2025	December 29, 2024

Raw materials	$3,025	$3,218
Work-in-process	2,230	981
Supplies and spare parts	8,966	10,222
Finished goods	—	114
Total inventory, current	14,221	14,535
Inventory, non current (1)	4,940	4,747
Total inventory	$19,161	$19,282
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Prepaid expenses and other current assets	March 30, 2025	December 29, 2024

Prepaid expenses	$4,477	$3,984
Tools purchased for customers (1)	15,608	16,923
Deferred contract costs	1,134	1,253
Investment tax credit receivable	4,103	1,316
Total prepaid assets and other current assets	$25,322	$23,476
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

Property and equipment, net	March 30, 2025	December 29, 2024

Land	$5,396	$5,396
Buildings and improvements	89,443	89,443
Machinery and equipment	204,299	202,667
Property and equipment placed in service, at cost (1)	299,138	297,506
Less: accumulated depreciation (1)	(154,498)	(150,657)
Property and equipment placed in service, net (1)	144,640	146,849
Property and equipment not yet in service	18,202	18,582
Total property and equipment, net	$162,842	$165,431
__________________
(1)Includes $10,594 and $10,805 of cost and $2,289 and $2,398 of accumulated depreciation associated with capital assets subject to financing leases at March 30, 2025 and December 29, 2024, respectively. In addition, the March 30, 2025 balance reflects a $337 reduction of the cost basis of machinery and equipment arising from an investment tax credit on qualifying capital expenditures recognized during the three-month periods ended March 30, 2025. The December 29, 2024 balance reflects a $4,824 reduction of the cost basis of machinery and equipment arising from an investment tax credit on qualifying capital expenditures recognized in fiscal year 2024.
Depreciation expense was $4,029 and $4,690 for the three-month periods ended March 30, 2025 and March 31, 2024, respectively.

Intangible assets, net	March 30, 2025	December 29, 2024

Software and licensed technology	$13,742	$13,742
Less: accumulated amortization	(8,279)	(7,950)
Intangible assets placed in service, net	5,463	5,792
Intangible assets not yet in service	2,323	1,987
Total intangible assets, net	$7,786	$7,779

Intangible assets consist primarily of payments made under software and technology licensing arrangements with third parties, in addition to internally developed software costs. For the three-month periods ended March 30, 2025 and March 31, 2024, amortization of software and licenses was $329 and $375, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Remaining estimated aggregate annual amortization expense for intangible assets placed in service is as follows for future fiscal years:

Amortization Expense

Remainder of 2025	$994
2026	1,029
2027	653
2028	653
2029	653
Thereafter	1,481
Total	$5,463

Other Assets	March 30, 2025	December 29, 2024

Inventory, non-current (1)	$4,940	$4,747
Operating lease right-of-use assets	37	49
Investment tax credit receivable	337	3,200
Other assets	470	492
Total other assets	$5,784	$8,488
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months

Accrued Expenses	March 30, 2025	December 29, 2024

Accrued compensation	$7,941	$6,392
Accrued commissions	610	473
Accrued royalties	264	447
Current portion of operating lease liabilities	39	52
Current portion of finance lease liabilities	722	608
Accrued inventory	718	623
Accrued warranty (1)	2,687	3,752
Accrued vendor purchase commitments (2)	7,117	13,718
Accrued accounts payable	433	818
Accrued accounts payable - customer	2,258	2,175
Accrued utilities	1,167	1,934
Other accrued expenses	3,986	5,837
Total accrued expenses	$27,942	$36,829
__________________
(1)The Company accrued provisions for warranties of $2,687 and $3,752 as of March 30, 2025 and December 29, 2024, respectively. Warranty expense for the three-month period ended March 30, 2025 was $239, and warranty credits for the three-month period ended March 30, 2025 were $1,304. Warranty expense for the three-month period ended March 31, 2024 was $426, and warranty credits for the three-month period ended March 31, 2024 were $925.
(2)The Company accrues outstanding obligations on vendor purchase orders for goods or services provided to the Company for which invoices have not yet been received.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Other long-term liabilities	March 30, 2025	December 29, 2024

Finance lease obligations	$8,374	$8,652
Liability for uncertain tax positions	69	69
Total other long-term liabilities	$8,443	$8,721

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 6 Debt
The components of debt outstanding at March 30, 2025 and December 29, 2024 are as follows:

	March 30, 2025	December 29, 2024

Short-term financing
Revolver	$23,881	$30,171
Unamortized debt issuance costs	(2,346)	(2,502)
Total short-term financing, net of unamortized debt issuance costs	21,535	27,669
Long-term debt
VIE Financing	34,386	34,671
Tool financing loans (1)	6,308	7,253
Unamortized debt issuance costs	(2,060)	(2,147)
Total long-term debt, including current maturities	38,634	39,777
Less: Current portion of long-term debt	(4,941)	(5,073)
Total long-term debt, excluding current portion	$33,693	$34,704
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
Revolver
On December 28, 2022, we entered into a Loan and Security Agreement with Siena Lending Group LLC (“Siena”), which was amended on November 19, 2024 (as amended, the “Loan Agreement”). The Loan Agreement provides for a revolving line of credit with a borrowing limit of up to $130,000 with a scheduled maturity date of December 2028 (the “Revolver”). The outstanding balance of the Revolver was $23,881 as of March 30, 2025 at an interest rate of 9.1%. Borrowing under the Revolver is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, contract assets, inventory and equipment, subject to various conditions and limits as provided in the Loan Agreement. The remaining availability under the Revolver was $106,119 as of March 30, 2025. As of March 30, 2025, the Company was in compliance with all applicable financial covenants of the Revolver.

VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE entered into a loan agreement for $39,000 (the “VIE Financing”) to finance the acquisition of the building and land of the SkyWater Minnesota facility (see Note 10 – Related Party Transactions and Note 11 – Variable Interest Entity). The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, who is also the sole equity holder of Oxbow Realty. The VIE financing is not subject to financial debt default covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The occurrence of a triggering event does not represent a default event as per the loan agreement, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. As defined in the loan agreement, a triggering event occurred beginning in the three-month period ended January 1, 2023 based on the level of earnings before interest, taxes, depreciation, amortization and rent, as defined in the loan agreement, reported by SkyWater historically. Pursuant to its protective rights, the lender retained in a restricted account amounts paid by SkyWater to Oxbow Realty that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of March 30, 2025.
The VIE Financing is secured by a security interest in the land and building which was the subject of the sale-leaseback transaction (see Note 10 – Related Party Transactions). The Company and Oxbow Realty, the Company’s VIE, incurred third-party transaction costs of $3,487 and $65, respectively, which have been capitalized as debt issuance costs, presented as a reduction of the outstanding loan balance, and are being amortized as additional interest expense over the remaining maturity of the VIE Financing.
Maturities
Future principal payments of the Company’s long-term debt, excluding unamortized debt issuance costs, are as follows:

Remainder of 2025	$3,846
2026	4,491
2027	1,219
2028	1,259
2029	1,307
Thereafter	28,572
Total	$40,694
Note 7 Income Taxes
The Company’s effective tax rates for the three-month periods ended March 30, 2025 and March 31, 2024 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates for the three-month periods ended March 30, 2025 and March 31, 2024 were (5.5)% and (0.9)%, respectively.
Note 8 Equity-Based Compensation
Equity-based compensation expense was recorded in the interim condensed consolidated statements of operations as follows:

	Three-Month Period Ended
	March 30, 2025	March 31, 2024

Cost of revenue	$567	$455
Research and development expense	83	107
Selling, general and administrative expense	1,229	1,510
Total equity-based compensation expense	$1,879	$2,072

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 9 Commitments and Contingencies
Litigation and Other Asserted Claims
From time to time, the Company is involved in legal proceedings and subject to other asserted claims arising in the ordinary course of its business. Although the results of litigation and asserted claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company’s interests, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors. There were no material litigation-related or other asserted claim contingencies recognized at either March 30, 2025 or December 29, 2024.
Capital Expenditures
The Company has various contracts outstanding with third parties which primarily relate to semiconductor tool purchases and installation. The Company has $26,880 and $24,979 of contractual commitments outstanding as of March 30, 2025 and December 29, 2024, respectively, that it expects to be paid in the next twelve months using cash on hand and operating cash flows.
Center for NeoVation
On January 25, 2021 the Company entered into a technology and economic development agreement (the “TED Agreement”), and a lease agreement (the “CfN Lease”) with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation doing business as BRIDG (“BRIDG”), to lease and operate the Center for NeoVation (the “CfN”), a semiconductor research and development and manufacturing facility in Kissimmee, Florida. Under the CfN Lease, the Company agrees to bring the plant to full production capacity within five years , and then to operate the plant at full capacity for an additional 15 years At the end of the lease, SkyWater will take ownership of the facility. The Company is responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring the facility to its full production capacity. Investments and costs required to bring the facility to its full capacity will be substantial. The Company may terminate the TED Agreement and CfN Lease with 18 months’ notice. In the event the Company terminates the agreements, it is required to continue to operate the CfN until the earlier of either a replacement operator is found, or the 18-month notice period expires, and it may be required to make a payment of up to $15,000 to Osceola upon termination.

As part of entering into the TED Agreement, the Company agreed to operate the advanced wastewater treatment facility (“AWT Facility”), a separate building located on the same leased premise as the CfN and subject to the CfN Lease. The AWT Facility was financed in substantial part by funds provided by the Tohopekaliga Water Authority (“TWA”) to house the acid waste neutralization, pH adjustment, and reverse osmosis water treatment systems. In connection with entering into the CfN Lease, the Company agreed that development of the CfN requires the payment of water, wastewater, and reuse water capacity charges imposed by TWA monthly over the remaining period of six years. The Company also agreed that TWA shall be entitled to recover the capital contribution of TWA for construction of the AWT Facility through a capital reimbursement surcharge monthly over the remaining period of six years. As of March 30, 2025, the Company expects future payments on these commitments of approximately $3,700 which the Company expects will be paid in full by the first quarter of 2028.
Build Back Better Grant
In the third quarter of 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. As of March 30, 2025, SkyWater is currently obligated to pay $1,000 in the subsequent quarter based upon development activity that has occurred through the first quarter of 2025.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 10 Related Party Transactions
In August 2022, SkyWater entered into a support letter with Oxbow Industries to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. In March 2024, the agreement was amended to extend the term through March 18, 2026. No amounts have been provided to the Company under this agreement.
In August 2023, SkyWater entered into a consulting agreement with Oxbow Industries pursuant to which an employee of Oxbow Industries provides certain consulting services to the Company. Expense associated with this agreement totaled $204 and $141 for the three-month periods ended March 30, 2025 and March 31, 2024, respectively.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Bloomington, Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. Since September 29, 2024, the monthly rental payment to Oxbow Realty has been $426. The Company is also required to make certain customary payments constituting “additional rent,” which relate to monthly leasing and replacement reserves, insurance, and tax payments in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of March 30, 2025 were as follows (such amounts are eliminated from the consolidated financial statements due to the consolidation of Oxbow Realty, see Note 11 – Variable Interest Entity).

Remainder of 2025	$3,870
2026	5,252
2027	5,357
2028	5,464
2029	5,573
Thereafter	66,835
Total lease payments	92,351
Less: imputed interest	(64,316)
Total	$28,035

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 11 Variable Interest Entity
Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions on behalf of Oxbow Industries. This included facilitating the purchase of the land and building of SkyWater’s Minnesota facility with proceeds from a bank loan (see Note 6 – Debt) and managing the leaseback of the land and building to SkyWater (see Note 10 – Related Party Transactions). Management determined that Oxbow Realty meets the definition of a VIE under Accounting Standards Codification Topic 810, “Consolidations” (“Topic 810”), because it lacks sufficient equity to finance its activities. Furthermore, the Company is the primary beneficiary of Oxbow Realty as it has the power over those activities that most significantly affect Oxbow Realty’s economic performance, mainly activities focused on the operation and maintenance of the Minnesota facility. As the primary beneficiary, the Company consolidates the assets, liabilities, and results of operations of Oxbow Realty pursuant to Topic 810, eliminating any transactions between the Company and Oxbow Realty, and recording a noncontrolling interest for the economic interest in Oxbow Realty attributable to parties other than the Company’s common stock shareholders. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of March 30, 2025 and December 29, 2024. The assets and liabilities are presented prior to the elimination of intercompany balances.

	March 30, 2025	December 29, 2024

Cash and cash equivalents	$107	$383
Accounts receivable	1,290	1,242
Prepaid expenses	6	—
Finance receivable	41,257	41,153
Other assets	85	107
Total assets	$42,745	$42,885

Accounts payable	$1,290	$1,217
Accrued expenses	49	80
Contract liabilities	1,026	1,078
Debt	34,351	34,634
Total liabilities	$36,716	$37,009
The following table shows the revenue and expenses of Oxbow Realty for the three-month periods ended March 30, 2025 and March 31, 2024. These results of Oxbow Realty are presented prior to the elimination of intercompany transactions.

	Three-Month Period Ended
	March 30, 2025	March 31, 2024

Revenue	$1,434	$1,419
General and administrative expenses	3	16
Interest expense	304	306
Total expenses	307	322
Net income	$1,127	$1,097
Note 12 Leases
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 13 Reportable Segment and Geographic Information

The following represents the results of the Company’s single segment as presented and reviewed by our CODM:

	Three-Month Period Ended
	March 30, 2025	March 31, 2024

	(in thousands, except per share data)
Revenue	$61,296	$79,636
Cost of revenue
Labor	21,268	20,751
Direct expenses	20,647	32,793
Cost of tool revenue	1,030	8,260
Depreciation and amortization	4,094	4,852
Total cost of revenue	47,039	66,656
Gross profit	14,257	12,980
Research and development expense	3,249	4,012
Selling, general, administrative expense
Labor	7,114	6,157
Direct expenses	7,777	4,939
Depreciation and amortization	139	73
Total selling, general, and administrative expense	$15,030	$11,169
Operating loss	(4,022)	(2,201)
Other expense:
Interest expense	1,812	2,390
Total other expense	$1,812	$2,390
Loss before income taxes	(5,834)	(4,591)
Income tax expense (benefit)	384	41
Net loss	$(6,218)	$(4,632)

The following table discloses revenue for the three-month periods ended March 30, 2025 and March 31, 2024 by country as determined based on customer address:

	Three-Month Period Ended
	March 30, 2025	March 31, 2024

United States	$57,247	$76,224
Canada	2,312	2,233
Hong Kong	474	47
United Kingdom	—	285
All others	1,263	847
Total	$61,296	$79,636

Two customers each accounted for 10% or more of revenue, and in aggregate accounted for 53% of revenue for the three-month period ended March 30, 2025. Three customers each accounted for 10% or more of revenue, and in aggregate accounted for 58% of revenue for the three-month period ended March 31, 2024. In addition, two customers had accounts receivable balances in excess of 10% or more of revenue, and in aggregate accounted for 42% of accounts receivable for the three-month period ended March 30, 2025. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company’s audited annual consolidated financial statements and related notes, included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2024. In addition to historical financial information, the following discussion contains forward-looking statements that reflect the Company’s current expectations, estimates and assumptions concerning events and financial trends that may affect the Company’s future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in the Company’s forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Forward-Looking Statements” herein and elsewhere in its Annual Report on Form 10-K.
SkyWater refers to the three-month periods ended March 30, 2025 and March 31, 2024 as the first quarter of 2025 and first quarter of 2024, respectively. Each of these three-month periods includes 13 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first quarters of 2025 and 2024 or are reasonably likely to impact our results in the future.
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
•In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) pursuant to which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The CHIPS Act authorizes the U.S. Department of Commerce to enable execution of awards under the CHIPS Act and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development. In December 2023, we submitted an application to the CHIPS Program Office of the U.S. Department of Commerce for funding through the CHIPS and Science Act for modernization and equipment upgrades to enhance production at our Minnesota facility. In December 2024, we signed a preliminary memorandum of terms that provides for up to $16 million pursuant to the CHIPS and Science Act, which is in addition to $19 million in incentives from the State of Minnesota. The federal funding is expected to be received in 2026, and the state incentives are expected to be received starting in the fourth quarter of 2025
•We project customer-funded capital investment to be a significant driver of the success of our business model, as we expect customers to invest in our capabilities and enable us to develop technology platforms that will drive our future growth.
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
Under the Purchase Agreement, the closing of the Transaction shall occur no earlier than May 30, 2025, unless otherwise agreed mutually by the parties. The Purchase Agreement may be terminated by mutual written agreement of the Company and Seller or by either the Company or Seller in limited circumstances, including, among other things, (i) certain uncured breaches of any representation, warranty, covenant or obligation in the Purchase Agreement by the other party; (ii) failure to complete the Transaction by September 30, 2025; and (iii) the existence of an order by a governmental authority prohibiting the Transaction. The Company anticipates closing the Transaction mid-2025.

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
Results of Operations
First Quarter of 2025 Compared to the First Quarter of 2024
The following table summarizes certain financial information relating to our operating results for the first quarter of 2025 and 2024.

	First Quarter Ended		Percentage Change
	March 30, 2025	March 31, 2024

	(in thousands)
Consolidated statement of operations data:
Revenue	$61,296	$79,636	(23)%
Cost of revenue	47,039	66,656	(29)%
Gross profit	14,257	12,980	10%
Research and development expense	3,249	4,012	(19)%
Selling, general, and administrative expense	15,030	11,169	35%
Operating loss	(4,022)	(2,201)	83%
Interest expense	1,812	2,390	(176)%
Loss before income taxes	(5,834)	(4,591)	27%
Income tax expense	384	41	837%
Net loss	(6,218)	(4,632)	34%
Less: net income attributable to noncontrolling interests	1,127	1,097	3%
Net loss attributable to SkyWater Technology, Inc.	$(7,345)	$(5,729)	28%
Revenue
Revenue was $61.3 million for the first quarter of 2025 compared to $79.6 million for the first quarter of 2024, a decrease of $18.3 million, or 23%. The decrease in revenue was primarily driven by a decrease in Tool and ATS revenue.
The following table shows revenue by service type for the first quarter of 2025 and 2024:

	First Quarter Ended
	March 30, 2025	March 31, 2024

	(in thousands)
ATS development	$52,535	$61,185
Tools	1,234	8,459
Wafer Services	7,527	9,992
Total	$61,296	$79,636

ATS development revenue decreased $8.7 million, or 14%, from the first quarter of 2024 to the first quarter of 2025. The decrease was primarily driven by a $8.8 million decrease in Aerospace & Defense revenue. The decline in our Aerospace & Defense revenue is largely driven by recent changes in U.S. government policy and defense spending. Shifts in U.S. federal budget priorities and delayed contract awards have impacted program funding and slowed our pipeline. We expect to fulfill these contracts in the second half of fiscal 2025. Of the Aerospace & Defense decline, $2.7 million is attributable to programs that have transitioned from ATS to Wafer Services, upon successful completion of critical development steps. Additional declines included a $0.7 million decrease in medical revenue and a $0.3 million decrease in industrial revenue. These were partially offset by growth in other areas, including a $0.9 million increase in revenue from cloud computing customers and a $0.2 million increase in consumer market revenue.
Tools revenue decreased $7.2 million from the first quarter of 2024 to the first quarter of 2025 driven by completion of several investment efforts by our customers to acquire tools that advance our capabilities for their ATS development programs.
The decrease in Wafer Services revenue of $2.4 million, or 25%, from the first quarter of 2024 to the first quarter of 2025 was primarily driven by a $4.2 million decline in demand from a key automotive customer facing oversupply challenges. Revenue from a medical customer also declined by $1.0 million. These decreases were partially offset by a $2.4 million increase (of which $2.7 million was attributable to the ATS to Wafer Services transition) in revenue from an aerospace and defense customer and a $0.4 million increase from a consumer customer.
Cost of revenue
Cost of revenue decreased $19.6 million to $47.0 million for the first quarter of 2025 from $66.7 million for the first quarter of 2024. The decrease was primarily driven by a $7.2 million decrease from completion of procurement of several tools on behalf of our customers to advance our capabilities for their ATS development programs, in addition to $7.8 million incurred during the first quarter of 2024 for anticipated additional costs to complete certain development milestones for a significant aerospace and defense program. Through contract modification that reduced the program scope, we released $6.7 million of the $7.8 million reserved during the first quarter of 2024 later in fiscal 2024. As of March 30, 2025, there have been no significant modifications to the program.
Research and development expense
Research and development expense decreased $0.8 million to $3.2 million for the first quarter of 2025. The decrease was primarily driven by commercialization of the S90 platform, as well as decreased U.S. government funding for the RH90 platform.
Selling, general and administrative expense
Selling, general and administrative expense increased to $15.0 million for the first quarter of 2025, from $11.2 million for the first quarter of 2024. The increase of $3.9 million was primarily attributable to $1.8 million in expenses related to the acquisition of Infineon’s Fab 25 facility. These expenses primarily consisted of consulting fees associated with the acquisition.
Interest expense
Interest expense decreased to $1.8 million for the first quarter of 2025 from $2.4 million for the first quarter of 2024. The decrease of ($0.6) million was the result of lower amounts outstanding on our lending facility.
Net Loss
Net loss increased $1.6 million, or 28% from $5.7 million for the first quarter of 2024 to $7.3 million for the first quarter of 2025. The increase was the result of the net impacts of the changes described above related to the components of our results of operations.
Adjusted EBITDA
Adjusted EBITDA decreased $0.9 million, or 18%, to $4.0 million for the first quarter of 2025 from $4.9 million in the first quarter of 2024. The decrease in adjusted EBITDA was a result of headwinds experienced in our ATS business as a result of U.S. government policy impacts on defense spending. For a discussion of adjusted EBITDA as well as reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “Non-GAAP Financial Measure.”

Liquidity and Capital Resources
General
For the three-months ended March 30, 2025, and fiscal year ended December 29, 2024 the Company incurred net losses attributable to SkyWater Technology, Inc. of $7.3 million and $6.8 million, respectively. As of March 30, 2025 and December 29, 2024, the Company held cash and cash equivalents of $51.2 and $18.8 million, respectively.
SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt), and other sources of financing. The current business plans indicate that the Company maintains sufficient liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the consolidated financial statements are issued. As a result of amendments made on November 19, 2024, the Revolver matures on December 31, 2028 and provides for a maximum revolving facility amount of $130 million. In regard to the Transaction, SkyWater intends to finance the purchase price for the Transaction through a new debt arrangement which is expected to be executed in connection with closing of the acquisition.
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
We had $51.2 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $82.2 million at March 30, 2025. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “Indebtedness.”
Open Market Sale Agreement
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the “ATM Program”). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100.0 million in shares of the Company’s common stock. During the three-month period ended March 30, 2025 and March 31, 2024, the Company did not sell shares under the ATM Program. From the date of the ATM Program through March 30, 2025, the Company has cumulatively sold 2,516,586 shares at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25.1 million before deducting sales commissions and fees of approximately $1,212. The Company used the net proceeds to pay down the Revolver and fund its operations.
As of March 30, 2025, the Company was authorized to sell an additional $74.9 million in shares under the ATM Program.
Capital Expenditures
For the first quarter of 2025 and 2024, we spent approximately $15.2 million and $4.1 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to improvements at our Minnesota facility and the development of our advanced packaging capabilities at our Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures for the remainder of fiscal 2025.
We have approximately $26.9 million of contractual commitments relating to various anticipated capital expenditures outstanding at March 30, 2025 that we expect to pay during the remainder of 2025 through cash on hand and operating cash flows.

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
At March 30, 2025, the outstanding balance of our Revolver was $23.9 million, and our remaining availability under the Revolver was $82.2 million.
The following table sets forth general information derived from our interim condensed consolidated statement of cash flows for the first quarter of 2025 and 2024:

	First Three Months Ended
	March 30, 2025	March 31, 2024

	(in thousands)
Net cash provided by (used in) operating activities	$55,967	$(3,924)
Net cash used in investing activities	$(15,183)	$(2,070)
Net cash provided by (used in) financing activities	$(8,394)	$7,614
Cash and Cash Equivalents
At March 30, 2025 and December 29, 2024, we had $51.2 million and $18.8 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash provided by (used in) operating activities was $56.0 million during the first quarter of 2025, an increase of $59.9 million from $3.9 million of cash used in operating activities during the first quarter of 2024. The increase in cash provided by operating activities during the first quarter of 2025 was driven primarily by an increase in contract liabilities of $52.0 million from a large cash receipt from a customer, which we will use to install a tool over the next three quarters. Other increases to operating cash flows were driven by a $8.9 million decrease in customer prepayments due to reduction in balance of deferred costs related to undelivered tools and in process installation, qualification and automation services, as well as a decrease in accounts receivable of $2.4 million due to improved cash collection efforts as a result of a higher quality customer mix and timing on invoicing for unbilled work and contract assets. These positive impacts were partially offset by a $1.6 million decrease in our earnings after non-cash adjustments, as well as decreases in accounts payable of $2.0 million due to the timing of the payment amounts owed to vendors.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $15.2 million during the first quarter of 2025, a increase of $13.1 million from $2.1 million during the first quarter of 2024. The increase in cash used in investing activities during the first quarter of 2025 reflects the increased capital spending on property and equipment compared to the same period in 2024.
Financing Activities
Net cash used by financing activities was $8.4 million during the first quarter of 2025 from net cash provided by financing activities of $7.6 million during the first quarter of 2024. The decrease in net cash provided by financing activities during the first quarter of 2025 was primarily driven by the decrease in net draws on our Revolver of $14.9 million.

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
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement with Siena Lending Group LLC (“Siena”), which was amended on November 19, 2024 (as amended, the “Loan Agreement”). The Loan Agreement provides for a revolving line of credit of up to $130 million with a scheduled maturity date of December 31, 2028 (the “Revolver”). The Company has incurred $4.4 million of debt issuance costs in connection with the Loan Agreement, which will be amortized as additional interest expense over the term of the Revolver. At March 30, 2025, we had borrowings of $23.9 million under the Revolver.
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
Borrowings under the Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5% and 7.0% per annum. The applicable margin is an applicable percentage based on the fix charged coverage ratio that ranges from 4.00% to 5.00% per annum for term SOFR loans and ranges from 3.00% to 4.00% per annum for base rate loans.
The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10.0 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $15.0 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than $15.0 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of March 30, 2025, we were in compliance with applicable covenants of the Loan Agreement and expect to continue to be in compliance with applicable financial covenants over the next twelve months.
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

The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater

Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a triggering event existed and the lender’s protective rights were enforceable during the first half of fiscal year 2024. Pursuant to its protective rights, the lender had retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of March 30, 2025.

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

Tool Financing Loans
We, from time to time, enter into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. In the first quarter of fiscal year 2025, we did not enter into any new arrangements to sell manufacturing tools and other equipment to financing lenders. In fiscal year 2024, these arrangements totaled $6.3 million. These agreements include bargain purchase options at the end of the lease terms, which we intend to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the consolidated balance sheets.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Debt—Refer to Note 6.
•Capital expenditure commitments—Refer to Note 9.
•Capital lease commitments—Refer to Note 12 .
•Sale leaseback obligation—Refer to Note 10.
•Income Taxes—Refer to Note 7.
•Other commitments and contingencies—Refer to Note 9.

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
There have been no changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 29, 2024.

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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net (loss) income before interest expense, income tax (benefit) expense, depreciation and amortization, equity-based compensation, and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests, equity-based compensation expense and transaction costs.
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

The following table presents a reconciliation of net loss attributable to SkyWater Technology, Inc. to adjusted EBITDA, our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	First Quarter Ended
	March 30, 2025	March 31, 2024

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(7,345)	$(5,729)
Interest expense	1,812	2,390
Income tax expense	384	41
Depreciation and amortization, net	4,358	5,065
EBITDA	(791)	1,767
Equity-based compensation expense (1)	1,879	2,072
Transaction costs (2)	1,810	—
Net income attributable to noncontrolling interests (3)	1,127	1,097
Adjusted EBITDA	$4,025	$4,936
__________________
(1)Represents non-cash equity-based compensation expense.
(2)Represents costs associated with the Company's anticipated acquisition of Fab 25 in mid-2025, including fees for consultants, professional services fees and other costs to effectuate the closing of the transaction.
(3)Represents net income attributable to noncontrolling interests arising from our variable interest entity (VIE), which was formed for the purpose of purchasing the land and building of our primary operating facility in Bloomington, Minnesota. Since interest expense is added back to net income (loss) attributable to SkyWater Technology, Inc. in our adjusted EBITDA financial measure, we also add back the net income attributable to noncontrolling interests as its net income is derived from interest the VIE charges SkyWater.

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
Interest Rate Risk
At March 30, 2025, the outstanding balance of our Revolver was $23.9 million, which bears interest at a variable rate. At March 30, 2025, the rate in effect was 9.10% . Based on the outstanding balance of our Revolver at March 30, 2025, a 100 basis point increase in the interest rate would increase interest expense by $0.2 million annually.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 30, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 30, 2025 due to the material weakness in our internal control over financial reporting described below.
In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and, notwithstanding the material weakness in internal control over financial reporting, has concluded that our condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024, the related condensed consolidated statements of operations, shareholders’ equity, and cash flows for the three-month periods ended March 30, 2025 and March 31, 2024, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.
Previously Reported Material Weakness
As disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 29, 2024, we identified a material weakness in our internal control over financial reporting. As of March 30, 2025, we have a material weakness in our revenue accounting process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2024. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During the three-month period ended March 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement, dated as of February 25, 2025, between SkyWater Technology, Inc. and Spansion LLC

3.1	Certificate of Incorporation of SkyWater Technology, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

3.2	Bylaws of SkyWater Technology, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.1	SkyWater Technology, Inc. Non-Employee Director Compensation Policy

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SkyWater Technology, Inc.

Date: May 8, 2025	By:	/s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)