Form 10-Q
period 2025-06-29
SkyWater Technology, Inc
filed 2025-08-07
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 6, 2025, the number of shares of common stock, $0.01 par value, outstanding was 48,175,815.

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
•our ability to integrate the operations of the Fab 25 facility with our operations and risks associated with operating the Fab 25 facility;
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

`PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 29, 2025	December 29, 2024

	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$49,373	$18,844
Accounts receivable (net of allowance for credit losses of $125 and $398, respectively)	32,016	54,332
Contract assets (net of allowance for credit losses of $19 and $42, respectively)	19,250	20,890
Inventory	13,385	14,535
Prepaid expenses and other current assets	41,914	23,476
Total current assets	155,938	132,077
Property and equipment, net	161,582	165,431
Intangible assets, net	8,441	7,779
Other assets	8,732	8,488
Total assets	$334,693	$313,775
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$6,752	$5,073
Accounts payable	15,353	29,590
Accrued expenses	40,627	36,829
Short-term financing, net of unamortized debt issuance costs	23,614	27,669
Contract liabilities	61,250	55,166
Total current liabilities	147,596	154,327
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	35,316	34,704
Long-term contract liabilities	90,887	51,901
Deferred income tax liability, net	604	632
Other long-term liabilities	8,324	8,721
Total long-term liabilities	135,131	95,958
Total liabilities	282,727	250,285
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of June 29, 2025 and December 29, 2024)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 48,176 and 47,704 shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively)	485	478
Additional paid-in capital	194,070	189,132
Accumulated deficit	(149,319)	(131,996)
Total shareholders’ equity, SkyWater Technology, Inc.	45,236	57,614
Noncontrolling interests	6,730	5,876
Total shareholders’ equity	51,966	63,490
Total liabilities and shareholders’ equity	$334,693	$313,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(in thousands, except per share data)
Revenue	$59,063	$93,329	$120,359	$172,965
Cost of revenue	48,164	76,215	95,203	142,871
Gross profit	10,899	17,114	25,156	30,094
Research and development expense	3,368	3,382	6,617	7,394
Selling, general, and administrative expense	14,009	12,332	29,038	23,502
Operating (loss) income	(6,478)	1,400	(10,499)	(802)
Interest expense	1,637	2,482	3,450	4,871
Loss before income taxes	(8,115)	(1,082)	(13,949)	(5,673)
Income tax expense (benefit)	742	(127)	1,126	(86)
Net loss	(8,857)	(955)	(15,075)	(5,587)
Less: net income attributable to noncontrolling interests	1,121	942	2,248	2,039
Net loss attributable to SkyWater Technology, Inc.	$(9,978)	$(1,897)	$(17,323)	$(7,626)
Net loss per share attributable to common shareholders, basic and diluted	$(0.21)	$(0.04)	$(0.36)	$(0.16)
Weighted average shares used in computing net loss per common share, basic and diluted	48,091	47,395	47,943	47,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three-Month Periods Ended June 29, 2025 and June 30, 2024
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	—	$—	47,338	$473	$181,802	$(130,932)	$51,343	$8,058	$59,401
Issuance of common stock pursuant to equity compensation plans	—	—	130	1	(1)	—	—	—	—
Equity-based compensation	—	—	—	—	2,016	—	2,016	—	2,016
Contribution from noncontrolling interest	—	—	—	—	—	—	—	323	323
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,965)	(3,965)
Net (loss) income	—	—	—	—	—	(1,897)	(1,897)	942	(955)
Balance at June 30, 2024	—	$—	47,468	$474	$183,817	$(132,829)	$51,462	$5,358	$56,820

Balance at March 30, 2025	—	$—	48,034	$484	$192,264	$(139,341)	$53,407	$6,029	$59,436
Issuance of common stock pursuant to equity compensation plans	—	—	123	1	(535)	—	(534)	—	(534)
Equity-based compensation	—	—	—	—	2,341	—	2,341	—	2,341
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(420)	(420)
Net (loss) income	—	—	—	—	—	(9,978)	(9,978)	1,121	(8,857)
Balance at June 29, 2025	—	$—	48,157	$485	$194,070	$(149,319)	$45,236	$6,730	$51,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Six-Month Periods Ended June 29, 2025 and June 30, 2024
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	47,028	$470	$178,473	$(125,203)	$53,740	$6,961	$60,701
Issuance of common stock pursuant to equity compensation plans	—	—	440	4	1,256	—	1,260	—	1,260
Equity-based compensation	—	—	—	—	4,088	—	4,088	—	4,088
Contribution from noncontrolling interest	—	—	—	—	—	—	—	323	323
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,965)	(3,965)
Net (loss) income	—	—	—	—	—	(7,626)	(7,626)	2,039	(5,587)
Balance at June 30, 2024	—	$—	47,468	$474	$183,817	$(132,829)	$51,462	$5,358	$56,820

Balance at December 29, 2024	—	$—	47,704	$478	$189,132	$(131,996)	$57,614	$5,876	$63,490
Issuance of common stock pursuant to equity compensation plans	—	—	453	7	718	—	725	—	725
Equity-based compensation	—	—	—	—	4,220	—	4,220	—	4,220
Contribution from noncontrolling interest	—	—	—	—	—	—	—	626	626
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,020)	(2,020)
Net (loss) income	—	—	—	—	—	(17,323)	(17,323)	2,248	(15,075)
Balance at June 29, 2025	—	$—	48,157	$485	$194,070	$(149,319)	$45,236	$6,730	$51,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-Month Period Ended
	June 29, 2025	June 30, 2024

	(in thousands)
Cash flows from operating activities
Net loss	$(15,075)	$(5,587)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	9,044	9,129
Gain on sale of property and equipment	—	(78)
Accretion of investment tax credits	(385)	—
Amortization of debt issuance costs included in interest expense	484	880
Equity-based compensation expense	4,220	4,088
Deferred income taxes	(28)	(115)
Allowance for credit losses	289	203
Changes in operating assets and liabilities
Accounts receivable and contract assets	23,648	24,775
Inventory	1,151	727
Prepaid expenses, other current assets, and other assets	(18,665)	(560)
Accounts payable and accrued expenses	4,548	(18,529)
Contract liabilities, current and long-term	45,069	(9,427)
Income tax receivable and payable	—	(83)
Net cash provided by operating activities	54,300	5,423
Cash flows from investing activities
Purchase of software and licenses	(1,366)	(1,155)
Proceeds from sale of property and equipment	—	23
Purchases of property and equipment	(17,407)	(2,086)
Net cash used in investing activities	(18,773)	(3,218)
Cash flows from financing activities
Proceeds from draws on the revolving line of credit	189,466	168,500
Repayment of draws on the revolving line of credit	(195,544)	(163,900)
Proceeds from tool financings	—	920
Repayment of tool financing advanced payments	—	(920)
Proceeds from sale leaseback transaction	4,599	—
Principal payments on long-term debt	(2,479)	(2,047)
Cash paid for principal on finance leases	(371)	(396)
Proceeds from the issuance of common stock pursuant to equity compensation plans	725	1,260
Cash paid on licensed technology obligations	—	(2,000)
Contributions from noncontrolling interest	626	323
Distributions to noncontrolling interest	(2,020)	(3,965)
Net cash used in financing activities	(4,998)	(2,225)
Net change in cash and cash equivalents	30,529	(20)
Cash and cash equivalents, beginning of period	18,844	18,382
Cash and cash equivalents, end of period	$49,373	$18,362
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-Month Period Ended
	June 29, 2025	June 30, 2024

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$2,428	$3,416
Income taxes	30	112
Noncash investing and financing activity
Capital expenditures incurred, not yet paid	$2,812	$4,042
Investment tax credit not received	445	—
Intangible assets acquired, not yet paid	216	706
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
On February 25, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Spansion LLC, an affiliate of Infineon Technologies AG, pursuant to which the Company was to acquire all of the issued and outstanding membership interests of a limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment and employees and certain other assets and liabilities related to Infineon Technologies AG’s 200 mm fab in Austin, Texas (the “Transaction”). Subsequent to the end of the Company’s second quarter, on June 30, 2025, the Company completed the Transaction. The Company financed the purchase price for the Transaction through debt financing. See Note 14 - Subsequent Events for further information.

Note 2 Basis of Presentation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements as of June 29, 2025, and for the three- and six-month periods ended June 29, 2025 and June 30, 2024, are presented in thousands of U.S. dollars (except share and per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with SkyWater’s annual consolidated financial statements and the related notes thereto as of December 29, 2024 and for the fiscal year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 29, 2025 and its consolidated results of operations, shareholders’ equity, and cash flows for the three- and six-month periods ended June 29, 2025 and June 30, 2024.
The consolidated results of operations for the three- and six-month periods ended June 29, 2025 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 28, 2025, or for any other interim period, or for any other future fiscal year.
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
For the three- and six-month periods ended June 29, 2025, the Company incurred net losses attributable to SkyWater Technology, Inc. of $9,978 and $17,323, respectively. For the three- and six-month periods ended June 30, 2024, the Company

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
incurred net losses attributable to SkyWater Technology, Inc. of $1,897 and $7,626, respectively. As of June 29, 2025 and December 29, 2024, the Company had cash and cash equivalents of $49,373 and $18,844, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt), and other sources of financing. The current business plans indicate that the Company maintains sufficient liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the consolidated financial statements are issued. As of June 29, 2025, the Revolver had a maturity date of December 31, 2028 and provided for a maximum revolving facility amount of $130,000. Subsequent to the end of the Company’s second quarter, on June 30, 2025, in connection with the closing of the Transaction, SkyWater and the parties thereto entered into the Amended Loan Agreement (as defined below). See Note 14 - Subsequent Events for further information. Based upon SkyWater’s operational forecasts, cash and cash equivalents on hand and available borrowings on the Revolver (as amended from time to time), as needed, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these condensed consolidated financial statements are issued.
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
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the three- and six-month periods ended June 29, 2025 and June 30, 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. For the three- and six- month periods ended June 29, 2025, there were restricted stock units and stock options totaling 1,843,813 and 1,410,985, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive. For the three- and six-month periods ended June 30, 2024, there were restricted stock units and stock options totaling 1,577,809 and 1,246,440, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three- and six-month periods ended June 29, 2025 and June 30, 2024:

	Three-Month Period Ended		Six -Month Period Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator: net loss attributable to SkyWater Technology, Inc.	$(9,978)	$(1,897)	$(17,323)	$(7,626)
Denominator: weighted-average common shares outstanding, basic and diluted	48,091	47,395	47,943	47,247
Net loss per common share, basic and diluted	$(0.21)	$(0.04)	$(0.36)	$(0.16)
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
Significant Accounting Policies
The annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024 include discussion of the significant accounting policies and estimates used in the preparation of the interim condensed consolidated financial statements. The Company did not make any significant changes to its accounting policies and estimates during the three- and six-month periods ended June 29, 2025.

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

	Three-Month Period Ended June 29, 2025
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$36,566	$—	$36,566
Fixed price contracts	3,737	11,524	—	15,261
Other	—	—	778	778
Total ATS development	3,737	48,090	778	52,605
Wafer Services	296	5,115	—	5,411
Combined ATS development and Wafer Services	4,033	53,205	778	58,016
Tools	1,047	—	—	1,047
Total	$5,080	$53,205	$778	$59,063

	Three-Month Period Ended June 30, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$40,363	$—	$40,363
Fixed price contracts	1,590	18,549	—	20,139
Other	—	—	1,167	1,167
Total ATS development	1,590	58,912	1,167	61,669
Wafer Services	357	5,423	—	5,780
Combined ATS development and Wafer Services	1,947	64,335	1,167	67,449
Tools	25,880	—	—	25,880
Total	$27,827	$64,335	$1,167	$93,329

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Six-Month Period Ended June 29, 2025
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$1,204	$72,441	$—	$73,645
Fixed price contracts	8,569	20,981	—	29,550	`
Other	—	—	1,945	1,945
Total ATS development	9,773	93,422	1,945	105,140
Wafer Services	380	12,558	—	12,938
Combined ATS development and Wafer Services	10,153	105,980	1,945	118,078
Tools	2,281	—	—	2,281
Total	$12,434	$105,980	$1,945	$120,359

	Six-Month Period Ended June 30, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$82,859	$—	$82,859
Fixed price contracts	1,590	36,070	—	37,660
Other	—	—	2,334	2,334
Total ATS development	1,590	118,929	2,334	122,853
Wafer Services	1,503	14,270	—	15,773
Combined ATS development and Wafer Services	3,093	133,199	2,334	138,626
Tools	34,339	—	—	34,339
Total	$37,432	$133,199	$2,334	$172,965

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Deferred Contract Costs
The Company recognizes an asset for the incremental cost of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. Deferred contract costs are amortized as the related revenue is recognized. The Company recognized amortization of deferred contract costs totaling $0 for the three-month period ended June 29, 2025 and recognized amortization of deferred contract costs of $0 for the three-month period ended June 30, 2024. The Company recognized amortization of deferred contract costs totaling $0 and $172 for the six-month periods ended June 29, 2025 and June 30, 2024, respectively. There were no deferred contract costs capitalized as of June 29, 2025 and June 30, 2024 .
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $19,250 and $20,890 at June 29, 2025 and December 29, 2024, respectively, and are presented net of allowances for expected credit losses of $19 and $42, respectively.
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue which represents payments from customers for which performance obligations have not yet been satisfied and deferred lease revenue which represents prepayments on a leasing arrangement in which the Company serves as lessor. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The contract liabilities and other significant components of contract liabilities at June 29, 2025 and December 29, 2024 are as follows:

	June 29, 2025			December 29, 2024
	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Total Contract Liabilities

Current contract liabilities	$60,472	$778	$61,250	$53,222	$1,944	$55,166
Long-term contract liabilities	90,887	—	90,887	51,901	—	51,901
Total contract liabilities	$151,359	$778	$152,137	$105,123	$1,944	$107,067
__________________
(1)Contract deferred revenue includes $42,638 and $48,200 at June 29, 2025 and December 29, 2024, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $11,123 were classified as current in the interim condensed consolidated balance sheets as of June 29, 2025 and December 29, 2024, respectively.

The change in contract liabilities during the three- and six-month periods ended June 29, 2025 and June 30, 2024 are as follows:

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Balance at beginning of period	$158,479	$114,714	$107,067	$115,305
Revenue recognized included in the balance at the beginning of the period	(9,581)	(21,960)	(19,076)	(34,647)
Increase due to payments received, excluding amounts recognized as revenue	3,239	13,123	64,146	25,219
Balance at end of period	$152,137	$105,877	$152,137	$105,877
Remaining Performance Obligations
At June 29, 2025, the Company had $133,821 of remaining performance obligations that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
revenue contracts. The Company expects to recognize those revenues as it satisfies its performance obligations, which is not expected to exceed 4.0 years.
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 5 Balance Sheet Information
Certain significant amounts included in the Company’s interim condensed consolidated balance sheets are summarized in the following tables:

	Three-Month Period Ended		Six-Month Period Ended
Allowance for credit losses - Accounts Receivable	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Balance at beginning of period	$597	$96	$398	$180
Provision for credit losses	(9)	337	346	253
Accounts written-off	(491)	—	(619)	—
Less recoveries of accounts charged-off	28	—	—	—
Balance at end of period	$125	$433	$125	$433

Inventory	June 29, 2025	December 29, 2024

Raw materials	$2,483	$3,218
Work-in-process	1,244	981
Supplies and spare parts	9,658	10,222
Finished goods	—	114
Total inventory, current	13,385	14,535
Inventory, non current (1)	4,901	4,747
Total inventory	$18,286	$19,282
__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Prepaid expenses and other current assets	June 29, 2025	December 29, 2024

Prepaid expenses	$3,803	$3,984
Tools purchased for customers (1)	34,423	16,923
Deferred contract costs	2,060	1,253
Investment tax credit receivable -current	1,628	1,316
Total prepaid assets and other current assets	$41,914	$23,476
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

Property and equipment, net	June 29, 2025	December 29, 2024

Land	$5,396	$5,396
Buildings and improvements	89,443	89,443
Machinery and equipment	203,870	202,667
Property and equipment placed in service, at cost (1)	298,709	297,506
Less: accumulated depreciation (1)	(158,671)	(150,657)
Property and equipment placed in service, net (1)	140,038	146,849
Property and equipment not yet in service	21,544	18,582
Total property and equipment, net	$161,582	$165,431
__________________
(1)Includes $10,469 and $10,805 of cost and $2,466 and $2,398 of accumulated depreciation associated with capital assets subject to financing leases at June 29, 2025 and December 29, 2024, respectively.
For the three-month periods ended June 29, 2025 and June 30, 2024, depreciation expense was $3,973 and $3,704, respectively, and $8,002 and $8,394 for the six-month periods ended June 29, 2025 and June 30, 2024, respectively, substantially all of which was classified as cost of revenue.

Intangible Assets, net	June 29, 2025	December 29, 2024

Software and licensed technology	$14,140	$13,742
Less: accumulated amortization	(8,607)	(7,950)
Intangible assets placed in service, net	5,533	5,792
Intangible assets not yet in service	2,908	1,987
Total intangible assets, net	$8,441	$7,779

Intangible assets consist primarily of payments made under software and technology licensing arrangements with third parties, in addition to internally developed software costs. For the three-month periods ended June 29, 2025 and June 30, 2024, amortization of software and licenses was $328 and $360, respectively, and $657 and $735 for the six-month periods ended June 29, 2025 and June 30, 2024, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Remaining estimated aggregate annual amortization expense for intangible assets placed in service is as follows for future fiscal years:

Amortization Expense

Remainder of 2025	$695
2026	1,089
2027	712
2028	712
2029	712
Thereafter	1,613
Total	$5,533

Other Assets	June 29, 2025	December 29, 2024

Inventory, non-current (1)	$4,901	$4,747
Operating lease right-of-use assets	25	49
Investment tax credit receivable - non current	3,211	3,200
Other assets	595	492
Total other assets	$8,732	$8,488

__________________
(1)Inventory, non-current consists of spare parts that will not be used within twelve months.

Accrued Expenses	June 29, 2025	December 29, 2024

Accrued compensation	$7,936	$6,392
Accrued commissions	269	473
Accrued royalties	533	447
Current portion of operating lease liabilities	26	52
Current portion of finance lease liabilities	634	608
Accrued inventory	2,072	623
Accrued warranty (1)	2,139	3,752
Accrued vendor purchase commitments (2)	9,067	13,718
Accrued accounts payable	6,687	818
Accrued accounts payable - customer	1,560	2,175
Accrued utilities	1,074	1,934
Other accrued expenses	8,630	5,837
Total accrued expenses	$40,627	$36,829
__________________
(1)The Company accrued provisions for warranties of $2,139 and $3,752 as of June 29, 2025 and December 29, 2024, respectively. For the three-month periods ended June 29, 2025 and June 30, 2024, warranty expense was $582 and $2,350, respectively, and $821 and $2,776 for the six-month periods ended June 29, 2025 and June 30, 2024 respectively. For the three-month periods ended June 29, 2025 and June 30, 2024, warranty credits was $1,130 and $726, respectively, and $2,434 and $1,650 for the six-month periods ended June 29, 2025 and June 30, 2024, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
(2)The Company accrues outstanding obligations on vendor purchase orders for goods or services provided to the Company for which invoices have not yet been received.

Other long-term liabilities	June 29, 2025	December 29, 2024

Finance lease obligations	$8,255	$8,652
Liability for uncertain tax positions	69	69
Total other long-term liabilities	$8,324	$8,721

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 6 Debt
The components of debt outstanding at June 29, 2025 and December 29, 2024 are as follows:

	June 29, 2025	December 29, 2024

Short-term financing
Revolver	$25,803	$30,171
Unamortized debt issuance costs	(2,189)	(2,502)
Total short-term financing, net of unamortized debt issuance costs	$23,614	$27,669
Long-term debt
VIE Financing	$34,106	$34,671
Tool financing loans (1)	9,935	7,253
Unamortized debt issuance costs	(1,973)	(2,147)
Total long-term debt, including current maturities	42,068	39,777
Less: Current portion of long-term debt	(6,752)	(5,073)
Total long-term debt, excluding current portion	$35,316	$34,704
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
Revolver
On December 28, 2022, the Company entered into a Loan and Security Agreement with Siena Lending Group LLC (“Siena”), which was amended on November 19, 2024 (as amended, the “Loan Agreement”). As of June 29, 2025, the Loan Agreement provided for a revolving line of credit with a borrowing limit of up to $130,000 with a scheduled maturity date of December 31, 2028 (the “Revolver”). The outstanding balance of the Revolver was $25,803 as of June 29, 2025 at an interest rate of 8.7%. Borrowing under the Revolver is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, contract assets, inventory and equipment, subject to various conditions and limits as provided in the Loan Agreement. The remaining availability under the Revolver was $104,196 as of June 29, 2025. As of June 29, 2025, the Company was in compliance with all applicable financial covenants of the Revolver. Subsequent to the end of the second quarter of 2025, on June 30, 2025, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Siena as agent, and other lenders party thereto. See Note 14 - Subsequent Events for further information.

VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE entered into a loan agreement for $39,000 (the “VIE Financing”) to finance the acquisition of the building and land of the SkyWater Minnesota facility (see Note 10 – Related Party Transactions and Note 11 – Variable Interest Entity). The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, LLC (“Oxbow Industries”), who is also the sole equity holder of Oxbow Realty. The VIE financing is not subject to financial debt default covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The occurrence of a triggering event does not represent a default event as per the loan agreement, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. As defined in the loan agreement, a triggering event occurred beginning in the three-month period ended January 1, 2023 based on the level of earnings before interest, taxes, depreciation, amortization and rent, as defined in the

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
loan agreement, reported by SkyWater historically. Pursuant to its protective rights, the lender retained in a restricted account amounts paid by SkyWater to Oxbow Realty that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of June 29, 2025.
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
Maturities
Future principal payments of the Company’s long-term debt, excluding unamortized debt issuance costs, are as follows:

Remainder of 2025	$3,370
2026	5,975
2027	2,808
2028	2,008
2029	1,307
Thereafter	28,573
Total	$44,041
Note 7 Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended June 29, 2025 and June 30, 2024 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates for the three-month periods ended June 29, 2025 and June 30, 2024 were (8.04)% and 11.7%, respectively, and (7.0)% and 1.5% for the six-month periods ended June 29, 2025 and June 30, 2024, respectively. Regarding the One Big Beautiful Bill Act, the Company will implement the tax law changes in the third quarter of 2025. Please see Note 14 - Subsequent Events for further information.
Note 8 Equity-Based Compensation
Equity-based compensation expense was recorded in the interim condensed consolidated statements of operations as follows:

	Three - Month Period Ended		Six-Month Period Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Cost of revenue	$626	$504	$1,193	$959
Research and development expense	113	90	196	197
Selling, general and administrative expense	1,543	1,422	2,831	2,932
Total equity-based compensation expense	$2,282	$2,016	$4,220	$4,088

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 9 Commitments and Contingencies
Litigation and Other Asserted Claims
From time to time, the Company is involved in legal proceedings and subject to other asserted claims arising in the ordinary course of its business. Although the results of litigation and asserted claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company’s interests, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors. There were no material litigation-related or other asserted claim contingencies recognized at either June 29, 2025 or December 29, 2024.
Capital Expenditures
The Company has various contracts outstanding with third parties which primarily relate to semiconductor tool purchases and installation. The Company has $5,470 and $24,979 of contractual commitments outstanding as of June 29, 2025 and December 29, 2024, respectively, that it expects to be paid in the next twelve months using cash on hand and operating cash flows.
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

As part of entering into the TED Agreement, the Company agreed to operate the advanced wastewater treatment facility (“AWT Facility”), a separate building located on the same leased premise as the CfN and subject to the CfN Lease. The AWT Facility was financed in substantial part by funds provided by the Tohopekaliga Water Authority (“TWA”) to house the acid waste neutralization, pH adjustment, and reverse osmosis water treatment systems. In connection with entering into the CfN Lease, the Company agreed that development of the CfN requires the payment of water, wastewater, and reuse water capacity charges imposed by TWA monthly over the remaining period of six years. The Company also agreed that TWA shall be entitled to recover the capital contribution of TWA for construction of the AWT Facility through a capital reimbursement surcharge monthly over the remaining period of six years. As of June 29, 2025, the Company expects future payments on these commitments of approximately $3,600 which the Company expects will be paid in full by the first quarter of 2028.
Build Back Better Grant
In the third quarter of 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. As of June 29, 2025, SkyWater is currently obligated to pay $1,000 in the subsequent quarter based upon development activity that has occurred through the second quarter of 2025.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 10 Related Party Transactions
In August 2022, SkyWater entered into a support letter with Oxbow Industries to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. In March 2024, the agreement was amended to extend the term through March 18, 2026. No amounts were provided to the Company under this agreement.
In August 2023, SkyWater entered into a consulting agreement with Oxbow Industries pursuant to which an employee of Oxbow Industries provides certain consulting services to the Company, including services where the Oxbow employee negotiated and brokered the acquisition of the semiconductor fab in Austin, Texas. For the three-month periods ended June 29, 2025 and June 30, 2024, expense associated with this agreement totaled $212 and $126, respectively. For the six-month periods ended June 29, 2025 and June 30, 2024, expense associated with this agreement totaled $416 and $267, respectively.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Bloomington, Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. Since September 29, 2024, the monthly rental payment to Oxbow Realty has been $426. The Company is also required to make certain customary payments constituting “additional rent,” which relate to monthly leasing and replacement reserves, insurance, and tax payments in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of June 29, 2025 were as follows (such amounts are eliminated from the consolidated financial statements due to the consolidation of Oxbow Realty, see Note 11 – Variable Interest Entity).

Remainder of 2025	$2,591
2026	5,252
2027	5,357
2028	5,464
2029	5,573
Thereafter	66,835
Total lease payments	91,072
Less: imputed interest	(63,016)
Total	$28,056

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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of June 29, 2025 and December 29, 2024. The assets and liabilities are presented prior to the elimination of intercompany balances.

	June 29, 2025	December 29, 2024

Cash and cash equivalents	$340	$383
Accounts receivable	1,368	1,242
Finance receivable	41,360	41,153
Other assets	82	107
Total assets	$43,150	$42,885

Accounts payable	$1,373	$1,217
Accrued expenses	—	80
Contract liabilities	975	1,078
Debt	34,072	34,634
Total liabilities	$36,420	$37,009
The following table shows the revenue and expenses of Oxbow Realty for the three- and six-month periods ended June 29, 2025 and June 30, 2024. These results of Oxbow Realty are presented prior to the elimination of intercompany transactions.

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Revenue	$1,438	$1,423	$2,872	$2,842
General and administrative expenses	13	23	16	39
Interest expense	304	458	608	764
Total expenses	317	481	624	803
Net income	$1,121	$942	$2,248	$2,039
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
SkyWater Furnace Sale-Leaseback Transaction
In June 2025, the Company entered into an agreement to sell and leaseback a furnace over a 36 month period. Monthly lease payments total $142 under the agreement. The Company received $4,599 of cash as part of the sale agreement and accounted for the transaction as a failed sale leaseback. As a result, the Company is deemed the owner of the asset and a financial obligation has been recorded. Monthly lease payments will reduce the financial obligation balance, with a portion of the payments being applied to interest expense over the course of the lease.

Note 13 Reportable Segment and Geographic Information

The following represents the results of the Company’s single segment as presented and reviewed by our CODM:

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(in thousands, except per share data)
Revenue	$59,063	$93,329	$120,359	$172,965
Cost of revenue
Labor	20,892	20,166	42,160	40,918
Direct expenses	22,362	27,314	43,009	60,106
Cost of tool revenue	881	24,869	1,911	33,129
Depreciation and amortization	4,029	3,866	8,123	8,718
Total cost of revenue	48,164	76,215	95,203	142,871
Gross profit	10,899	17,114	25,156	30,094
Research and development expense	3,368	3,382	6,617	7,394
Selling, general, administrative expense
Labor	6,510	6,364	13,623	12,521
Direct expenses	7,353	5,895	15,130	10,835
Depreciation and amortization	146	73	286	146
Total selling, general, and administrative expense	14,009	12,332	29,038	23,502
Operating (loss) income	(6,478)	1,400	(10,499)	(802)
Other expense:
Interest expense	1,637	2,482	3,450	4,871
Total other expense	1,637	2,482	3,450	4,871
Loss before income taxes	(8,115)	(1,082)	(13,949)	(5,673)
Income tax expense (benefit)	742	(127)	1,126	(86)
Net loss	$(8,857)	$(955)	$(15,075)	$(5,587)

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The following table discloses revenue for the for the three- and six-month periods ended June 29, 2025 and June 30, 2024 by country as determined based on customer address:

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

United States	$53,780	$90,598	$111,026	$166,822
Canada	3,030	1,647	560	637
Hong Kong	293	32	5,342	3,880
United Kingdom	560	352	767	79
All others	1,400	700	2,663	1,547
Total	$59,063	$93,329	$120,359	$172,965

One customer accounted for 43% and 41% of revenue for the three- and six-month periods ended June 29, 2025. Three customers accounted for 10% or more of revenue, and in aggregate accounted for 72% and 66% of revenue for the three- and six-month periods ended June 30, 2024, respectively. One customer accounted for 34% of accounts receivable as of June 29, 2025 and there were no other customers that exceeded 10% of total accounts receivable. The loss of a major customer could adversely affect the Company’s operating results and financial condition.
Note 14 Subsequent Events
Acquisition of Spansion Fab 25, LLC
On June 30, 2025, the Company completed the acquisition of all of the issued and outstanding membership interests of Spansion Fab 25, LLC, a newly formed limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment and employees and certain other assets and liabilities related to Infineon Technologies AG’s 200 mm fab in Austin, Texas (the “Transaction”), pursuant to the amended Membership Interest Purchase Agreement, with Spansion LLC (the “Seller”), an affiliate of Infineon Technologies AG. In connection with the Transaction, the Company entered into a corresponding multi-year wafer supply agreement with an affiliate of the Seller. The Transaction is expected to enhance SkyWater’s capabilities in foundational semiconductor manufacturing and strengthen its strategic position within North America’s semiconductor ecosystem.

The purchase price for the Transaction was approximately $93 million, all of which was paid in cash at the closing of the Transaction, comprised of a base purchase price of $73 million plus a payment for working capital of approximately $20 million, which is subject to adjustment.
The Company will account for the Transaction as a purchase of a business under the acquisition method of accounting. The Company is currently evaluating the preliminary purchase price allocation, including the fair values of assets acquired and liabilities assumed. As such, financial effects of the acquisition cannot be reasonably estimated at this time and certain disclosures have been excluded. The Company expects to complete the preliminary purchase price allocations relating to this acquisition in the third quarter of fiscal year 2025.
In connection with the Transaction, the Company entered into a multi-year supply agreement with certain of Infineon’s Technologies AG’s subsidiaries which includes minimum wafer loading commitments under a take-or-pay clause for the first three years. In addition, as part of the Transaction, the Company agreed to lease a portion of the acquired office space back to Infineon Technologies AG for $1.2 million annually through June 2029, after which the rent will be adjusted based on fair market value escalators

Amended and Restated Loan and Security Agreement

In connection with the completion of the Transaction, on June 30, 2025, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), with Siena Lending Group LLC as agent and the other lenders and parties thereto. The Amended Loan Agreement amends, restates and replaces the prior Loan Agreement.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The Amended Loan Agreement provides for a revolving line of credit of up to $350 million with a scheduled maturity date of June 30, 2030. Proceeds of borrowings under the Amended Loan Agreement were initially used to refinance all indebtedness owing to the lenders under the prior Loan Agreement, to fund the purchase price for the Transaction and to pay the fees, costs, and expenses incurred in connection with the Transaction, the Amended Loan Agreement, and the transactions contemplated thereby, and thereafter, may be used for working capital purposes, for equipment, and for such other purposes as specifically permitted pursuant to the terms of the Amended Loan Agreement. The Company’s obligations under the Amended Loan Agreement are secured by substantially all of their assets and guaranteed by the Company as further described in the Amended Loan Agreement.

One, Big, Beautiful Bill Act

The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes, the Act increases the Section 48D credit for semiconductor manufacturing facilities from 25% to 35% for property placed in service after 2025. Additionally, the Act contains provisions that are expected to impact the Company related to the timing of certain tax deductions including depreciation expense, R&D expenditures, and interest expense. The Company will record the effect of the tax law changes in the third quarter of 2025. The Company does not anticipate any material impact to its overall tax expense recorded as a result of the Act.

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
SkyWater refers to the three-month periods ended June 29, 2025 and June 30, 2024 as the second quarter of 2025 and second quarter of 2024, respectively. Each of these three-month periods includes 13 weeks. The six-month periods ended June 29, 2025 and June 30, 2024 are referred to as the first six months of 2025 and the first six months of 2024, respectively. Each of these six-month periods includes 26 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first six months of 2025 and 2024 or are reasonably likely to impact our results in the future.
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
•In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) pursuant to which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The CHIPS Act authorizes the U.S. Department of Commerce to enable execution of awards under the CHIPS Act and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39.0 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development. In December 2023, we submitted an application to the CHIPS Program Office of the U.S. Department of Commerce for funding through the CHIPS and Science Act for modernization and equipment upgrades to enhance production at our Minnesota facility. In December 2024, we signed a preliminary memorandum of terms that provides for up to $16 million pursuant to the CHIPS and Science Act, which is in addition to $19 million in incentives from the State of Minnesota. The federal funding is expected to be received in 2026, and the state incentives are expected to be received starting in the fourth quarter of 2025.
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
Acquisition of Spansion Fab 25, LLC

On June 30, 2025, the Company completed the acquisition of all of the issued and outstanding membership interests of Spansion Fab 25, LLC, a newly formed limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment and employees and certain other assets and liabilities related to Infineon Technologies AG’s 200 mm fab (“Fab 25”) in Austin, Texas (the “Transaction”), pursuant to the amended Membership Interest Purchase Agreement, with Spansion LLC (the “Seller”), an affiliate of Infineon Technologies AG. In connection with the Transaction, the Company entered into a corresponding multi-year wafer supply agreement with an affiliate of the Seller. The Transaction is expected to enhance SkyWater’s capabilities in foundational semiconductor manufacturing and strengthen its strategic position within North America’s semiconductor ecosystem.

The purchase price for the Transaction was approximately $93 million, all of which was paid in cash at the closing of the Transaction, comprised of a base purchase price of $73 million plus a payment for working capital of approximately $20 million, which is subject to adjustment. The Company financed the purchase price for the Transaction through borrowings under the Amended Loan Agreement.

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
Results of Operations
Second Quarter of 2025 Compared to the Second Quarter of 2024
The following table summarizes certain financial information relating to our operating results for the second quarter of 2025 and 2024.

	Second Quarter Ended		Percentage Change
	June 29, 2025	June 30, 2024

	(in thousands)
Consolidated statement of operations data:
Revenue	$59,063	$93,329	(37)%
Cost of revenue	48,164	76,215	(37)%
Gross profit	10,899	17,114	(36)%
Research and development expense	3,368	3,382	—%
Selling, general, and administrative expense	14,009	12,332	14%
Operating (loss) income	(6,478)	1,400	(563)%
Interest expense	1,637	2,482	(34)%
Loss before income taxes	(8,115)	(1,082)	650%
Income tax expense (benefit)	742	(127)	(684)%
Net loss	(8,857)	(955)	827%
Less: net income attributable to noncontrolling interests	1,121	942	19%
Net loss attributable to SkyWater Technology, Inc.	$(9,978)	$(1,897)	426%
Revenue
Revenue was $59.1 million for the second quarter of 2025 compared to $93.3 million for the second quarter of 2024, a decrease of $34.3 million, or 37%. This includes a $24.7 million year-over-year decrease in revenue recognized from customer-funded tool technologies. The decline in tool revenue was a primary driver in margin stability, despite significant revenue decline. The following table shows revenue by service type for the second quarter of 2025 and 2024:

	Second Quarter Ended
	June 29, 2025	June 30, 2024

	(in thousands)
ATS development	$52,605	$61,669
Tools	1,047	25,880
Wafer Services	5,411	5,780
Total	$59,063	$93,329
Advanced Technology Services (ATS) revenue decreased by $9.1 million in the second quarter of 2025 compared to the second quarter of 2024. This decline was primarily driven by a $9.3 million decrease in aerospace and defense industry revenue. The decline in our revenue from customers in the aerospace and defense industry is largely driven by recent changes in U.S. government policy and defense spending. Shifts in budget priorities and delayed contract awards have impacted program funding and slowed our pipeline. We expect to fulfill these contracts in the second half of the year. Of the aerospace and defense decline, $0.7 million of the aerospace and defense decrease is attributable to transitioning a program from ATS development to Wafer Services, or WS, upon successful completion of critical development steps. Additional declines included a $0.8 million decrease in medical industry revenue, partially offset by growth in other areas, including a $0.9 million increase in consumer market revenue.

Wafer Services (WS) revenue decreased by $0.4 million in the second quarter of 2025, primarily due to a $1.5 million decline in demand from a key automotive customer facing inventory oversupply challenges. This decrease was partially offset by a $0.7 million increase in revenue from an aerospace and defense customer transition from ATS development to WS and a $0.3 million increase from a consumer customer.
Cost of revenue
Cost of revenue decreased $28.1 million, or 37%, in the second quarter of 2025 when compared to the second quarter of 2024. The decrease was primarily driven by a $24.0 million decrease from completion of procurement of several tools on behalf of our customers to advance our capabilities for their ATS development programs, in addition to $2.1 million incurred during the second quarter of 2024 for anticipated additional costs to complete certain development milestones for a significant aerospace and defense program. In addition, in the first quarter of 2024, we recorded an $8.0 million charge to recognize estimated future losses on a significant customer program, driven by anticipated cost increases to complete the project. By the end of the second quarter of 2024, $1.6 million of this loss was released, leaving a $6.4 million reserve. In the third quarter of 2024, we successfully amended the customer contract, reducing our estimated costs to complete and eliminating the need for the remaining reserve. As a result, second quarter expense was $1.6 million in 2024 compared to $0 in 2025.

Selling, general and administrative expense
Selling, general and administrative expense increased to $14.0 million in the second quarter of 2025, from $12.3 million for the second quarter of 2024. The increase of $1.7 million was primarily attributable to $2.2 million in expenses related to the acquisition of Fab 25. These expenses primarily consisted of consulting fees associated with the acquisition.
Interest expense
Interest expenses decreased by $0.8 million, or 34%, in the second quarter of 2025 when compared to second quarter of 2024. This was the result of decreased equipment leases and amortization costs.

First Six Months of 2025 Compared to the First Six Months of 2024
The following table summarizes certain financial information relating to the Company’s operating results for the first six months of 2025 and 2024.

	First Six Months Ended		Percentage Change
	June 29, 2025	June 30, 2024

	(in thousands)
Consolidated statements of operations data:
Revenue	$120,359	$172,965	(30)%
Cost of revenue	95,203	142,871	(33)%
Gross profit	25,156	30,094	(16)%
Research and development expense	6,617	7,394	(11)%
Selling, general, and administrative expense	29,038	23,502	24%
Operating loss	(10,499)	(802)	1209%
Interest expense	3,450	4,871	(29)%
Loss before income taxes	(13,949)	(5,673)	146%
Income tax expense (benefit)	1,126	(86)	(1409)%
Net loss	(15,075)	(5,587)	170%
Less: net income attributable to noncontrolling interests	2,248	2,039	10%
Net loss attributable to SkyWater Technology, Inc.	$(17,323)	$(7,626)	127%

Revenue
Revenue was $120.4 million for the first six months of 2025 compared to $173.0 million for the first six months of 2024, a decrease of $52.6 million, or 30.4%. The decrease in revenue was primarily driven by a decrease in Tool and ATS revenue. The following table shows revenue by service type for the first six months of 2025 and 2024:

	First Six Months Ended
	June 29, 2025	June 30, 2024

	(in thousands)
ATS development	$105,140	$122,853
Tools	2,281	34,339
Wafer Services	12,938	15,773
Total	$120,359	$172,965
ATS revenue decreased by $17.7 million in the first six months of 2025 compared to the first six months of 2024. This decline was primarily driven by a $18.1 million decrease in aerospace and defense industry revenue as a result of recent changes in U.S. government policy and defense spending. Shifts in budget priorities and delayed contract awards have impacted program funding and slowed our pipeline. We expect to fulfill these contracts in the second half of the year. Additional declines included a $1.5 million decrease in medical revenue and a $0.3 million decrease in industrial revenue. Offsetting these losses, revenue from consumer customers increased by $1.3 million and revenue from a cloud computing customer increased by $0.9 million.
Tools revenue decreased $31.9 million from the first half of 2024 to the first half of 2025 driven by completion of several investment efforts by our customers to acquire tools that advance our capabilities for their ATS development programs.
WS revenue declined by $2.8 million compared to the prior period. The decrease was primarily driven by a $5.7 million decline in demand from a key automotive customer facing inventory oversupply challenges. Additionally, a $1.1 million decrease resulted from reduced medical volume. This decreases were partially offset by a $3.1 million increase in revenue from an aerospace and defense customer transition from ATS to WS and a $0.7 million increase from a consumer customer.

Cost of revenue
For the first six months of 2025, cost of revenue decreased $47.7 million to $95.2 million from $142.9 million for the first six months of 2024. The year-to-date decrease was primarily driven by a $31.2 million decrease from completion of procurement of several tools on behalf of our customers to advance our capabilities for their ATS development programs. In addition, in the first quarter of 2024, we recorded an $8.0 million charge to recognize estimated future losses on a significant customer program, driven by anticipated cost increases to complete the project. By the end of the second quarter of 2024, $1.6 million of this loss was released, leaving a $6.4 million reserve. In the third quarter of 2024, we successfully amended the customer contract, reducing our estimated costs to complete and eliminating the need for the remaining reserve. As a result, year-to-date expense was $6.4 million in 2024 compared to $0 in 2025.

Research and development expense
For the first six months of 2025, research and development expense decreased $0.8 million to $6.6 million from $7.4 million for the first six months of 2024 . The decline was primarily driven by decreased R&D activities related to the RH90 and SL90 platforms, as the Company shifted focus away from foundational development toward more scalable solutions.
Selling, general and administrative expense
For the first six months of 2025, selling, general and administrative expense increased to $29.0 million from $23.5 million for the first six months of 2024. The increase of $5.5 million was primarily attributable to $2.2 million in acquisition-related expenses, notably consulting fees, related to the Transaction.

Interest expense
For the first six months of 2025, interest expense decreased to $3.5 million from $4.9 million for the first six months of 2024. The decrease of $1.4 million was the result of lower interest rates on our outstanding lending facility.

Net Loss Attributable to Skywater Technology, Inc.
Net loss attributable to Skywater Technology, Inc. increased to $10.0 million for the second quarter of 2025 from $1.9 million for the second quarter of 2024, and increased to $17.3 million for the first six months of 2025 from $7.6 million for the first six months of 2024. The increase was the result of the net impacts of the changes described above related to the components of our results of operations.

Adjusted EBITDA
Adjusted EBITDA decreased $5.9 million, or 72%, to $2.3 million for the second quarter of 2025 from $8.1 million in the second quarter of 2024. Adjusted EBITDA decreased $6.7 million, or 51% to $6.4 million for the first six months of 2025 from $13.1 million in the first six months of 2024. The decrease in adjusted EBITDA was a result of headwinds experienced in our ATS business as a result of U.S. government policy impacts on defense spending and related funding. For a discussion of adjusted EBITDA as well as reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “Non-GAAP Financial Measure.”

Liquidity and Capital Resources
General
For the three-months ended June 29, 2025, and fiscal year ended December 29, 2024, the Company incurred net losses attributable to SkyWater Technology, Inc. of $10.0 million and $6.8 million, respectively. As of June 29, 2025 and December 29, 2024, the Company held cash and cash equivalents of $49.4 million and $18.8 million, respectively.

SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 6 – Debt), and other sources of financing. The current business plans indicate that the Company maintains sufficient liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the consolidated financial statements are issued. As of June 29, 2025, the Revolver had a maturity date of December 31, 2028 and provided for a maximum revolving facility amount of $130 million. However, on June 30, 2025, in connection with the closing of the Transaction, SkyWater and the lender parties thereto amended and restated the Loan Agreement to extend the maturity date to June 30, 2030 and increase the maximum revolving facility amount to $350 million, as described in the section below entitled “Indebtedness – Revolving Credit Agreement”.
Based upon SkyWater’s operational forecasts, cash and cash equivalents on hand, available and expected additional borrowings on the Revolver, as needed, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these interim condensed consolidated financial statements are issued.
We had $49.4 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $104.2 million at June 29, 2025. Following the Transaction, we had availability under our Revolver of $213.0 million. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “Indebtedness.”

Open Market Sale Agreement
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the “ATM Program”). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100.0 million in shares of the Company’s common stock. During the six-month period ended June 29, 2025 and June 30, 2024, the Company did not sell shares under the ATM Program. From the date of the ATM Program through June 29, 2025, the Company has cumulatively sold 2,516,586 shares at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25.1 million before deducting sales commissions and fees of approximately $1,212. The Company used the net proceeds to pay down the Revolver and fund its operations.
As of June 29, 2025, the Company was authorized to sell an additional $74.9 million in shares under the ATM Program.
Capital Expenditures
For the first six months of 2025 and 2024, we spent approximately $18.8 million and $5.2 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to improvements at our Minnesota facility and the development of our advanced packaging capabilities at our Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures for the next 12 months.
We have approximately $5.5 million of contractual commitments relating to various anticipated capital expenditures outstanding at June 29, 2025 that we expect to pay during the remainder of 2025 through cash on hand and operating cash flows.

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
At June 29, 2025, the outstanding balance of our Revolver was $25.8 million, and our remaining availability under the Revolver was $104.2 million. Following the Transaction, the outstanding balance of our Revolver was $137.1 million, and our remaining availability under the Revolver was $213.0 million.
The following table sets forth general information derived from our interim condensed consolidated statement of cash flows for the first six months of 2025 and 2024:

	First Six Months Ended
	June 29, 2025	June 30, 2024

	(in thousands)
Net cash provided by operating activities	$54,300	$5,423
Net cash used in investing activities	$(18,773)	$(3,218)
Net cash used in financing activities	$(4,998)	$(2,225)
Cash and Cash Equivalents
At June 29, 2025 and December 29, 2024, we had $49.4 million and $18.8 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash provided by operating activities was $54.3 million during the first six months of 2025, an increase of $48.9 million from $5.4 million of cash provided by operating activities during the first six months of 2024. The increase in cash provided by operating activities during the first half of 2025 was driven primarily by an increase in contract liabilities of $45.1 million, driven by a $52.0 million cash receipt from a customer, which we will use to install a tool over the next two quarters. Other increases to operating cash flows were driven by a $23.6 million decrease in accounts receivable and contract assets due to improved cash collection efforts as a result of a higher quality customer mix and timing of invoicing for unbilled work and contract assets. Cash flow provided by operations also improved as a result of an increase in accrued expenses by $5.5 million, primarily driven by a $10.1 million accrual related to tool purchases in Florida, as well as a $1.7 million increase in short-term financing and a $2.3 million increase in open purchase orders in our Florida facility, offset by a $8.5 million decline in accruals in Minnesota due to payment activity and a decline in payables related to customer-funded tooling. Cash flow from operations also benefited from a decrease in inventory balance of $1.5 million, aligned with the reduction in wafer service revenue. These positive impacts were partially offset by a $19.6 million increase in prepayments for customer-owned assets of $20.6 million for tool purchases in the Florida facility related to the achievement of engineer milestones, as well as a decreases in accounts payable of $0.9 million due to the timing of the payment amounts owed to vendors.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $18.8 million during the first six months of 2025 compared to $3.2 million during the first six months of 2024 as we continue to invest in our development and manufacturing capabilities. The increase in cash used in investing activities during the first six months of 2025 reflects the increased capital spending on property and equipment compared to the same period in 2024.
Financing Activities
Net cash used in financing activities was $5.0 million during the first six months of 2025 from net cash used in financing activities of $2.2 million during the first six months of 2024. The increase in net cash used by financing activities during the first six months of 2025 was primarily driven by the decrease in net draws on our Revolver of $10.7 million, offset by $4.6 million cash proceeds from a sale leaseback transaction occurring in the first six months of 2025, in addition to decreases in distributions to the Company’s VIE members by $2.0 million.

Indebtedness
Sale Leaseback Transactions
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
In June 2025, the Company entered into an agreement to sell and leaseback a furnace over a 36 month period. Monthly lease payments total $0.1 million under the agreement. The Company received $4.6 million of cash as part of the sale agreement and accounted for the transaction as a failed sale leaseback. As a result, the Company is deemed the owner of the asset and a financial obligation has been recorded. Monthly lease payments will reduce the financial obligation balance, with a portion of the payments being applied to interest expense over the course of the lease.
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement with Siena Lending Group LLC (“Siena”), which was amended on November 19, 2024 to extend the maturity date to December 31, 2028 and increase the total borrowing capacity to $130 million (the “Revolver”). Subsequent to quarter-end on June 30, 2025, we entered into a restated loan agreement to further amend the credit facility and increase the borrowing base in connection with the Transaction. The restated agreement significantly increased our borrowing capacity from $130 million to $350 million, increased the borrowing base from $93 million to $231 million, and extended the maturity date to June 30, 2030. The restated agreement enhanced availability under the borrowing base, increased the allowable unfunded capital expenditures from $15 million to $44 million for 2025, and increased our minimum liquidity requirement from $15 million to $30 million. We expect these changes to improve our liquidity profile and support continued investment in strategic capital growth initiatives.

The Company has incurred $4.2 million of debt issuance costs in connection with the Loan Agreement, which is being amortized as additional interest expense over the term of the Revolver. At June 29, 2025, we had borrowings of $25.8 million under the Revolver.
Borrowing under the Amended Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, contract assets, inventory and equipment, subject to various conditions, limits and any availability block as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of contract assets and equipment. Under certain circumstances, Siena may from time to time establish and revise reserves against the borrowing base and/or the maximum revolving facility amount.
Borrowings under the Amended Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5% and 7.0% per annum. The applicable margin is an applicable percentage based on the fix charged coverage ratio that ranges from 4.00% to 5.00% per annum for term SOFR loans and ranges from 3.00% to 4.00% per annum for base rate loans.
The Amended Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights, the Loan Agreement requires $10.0 million in minimum EBITDA (as defined in the Loan Agreement) calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of $44.3 million calculated as of the last day of each calendar month commencing April 30, 2023 for the preceding twelve calendar months, and requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than $30.0 million. In addition, the Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of June 29, 2025, we were in compliance with applicable covenants of the Loan Agreement and expect to continue to be in compliance with applicable financial covenants over the next twelve months.

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

The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a triggering event existed and the lender’s protective rights were enforceable during the first half of fiscal year 2024. Pursuant to its protective rights, the lender had retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of June 29, 2025.

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

Tool Financing Loans
We, from time to time, enter into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. In the first six months of fiscal year 2025, we did not enter into any new arrangements to sell manufacturing tools and other equipment to financing lenders. In fiscal year 2024, these arrangements totaled $9.9 million. These agreements include bargain purchase options at the end of the lease terms, which we intend to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the consolidated balance sheets.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Debt—Refer to Note 6.
•Capital expenditure commitments—Refer to Note 9.
•Capital lease commitments—Refer to Note 12 .
•Sale leaseback obligation—Refer to Note 10 and Note 12 .
•Income Taxes—Refer to Note 7.
•Other commitments and contingencies—Refer to Note 9.

Recent Accounting Developments
Refer to Note 3 of the interim condensed consolidated financial statements for information on new accounting pronouncements.
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
There have been no changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 29, 2024, except for the critical accounting policy set forth below.

Business Combinations
We account for business combinations using the acquisition method in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and any non-controlling interests at their fair values as of the acquisition date. The total purchase consideration transferred, including cash paid, equity issued, contingent payments and other forms of consideration is also measured at fair value as of the acquisition date. When the total consideration transferred exceeds the fair value of net assets acquired, the excess is recorded as goodwill.

The estimation of fair values in a business combination involves significant judgment. We use a variety of valuation techniques many of which are complex, including discounted cash flow techniques, market comparisons, and cost approaches. These valuations depend on valuation inputs, including many assumptions such as discount rates, projected earnings, useful lives, and other economic factors that management must estimate.

If complete information is not available at the time of acquisition, provisional estimates are used and may be adjusted during a measurement period of up to one year, based on information that existed as of the acquisition date. If new information becomes available during the measurement period, provisional amounts are adjusted retrospectively. However, once the measurement period ends, any subsequent changes to fair value estimates are recognized in current-period earnings.

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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net (loss) income before interest expense, income tax (benefit) expense, depreciation and amortization, and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests, equity-based compensation expense and transaction costs.
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

	Second Quarter Ended		First Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(9,978)	$(1,897)	$(17,323)	$(7,626)
Interest expense	1,637	2,482	3,450	4,871
Income tax expense (benefit)	742	(127)	1,126	(86)
Depreciation and amortization, net	4,301	4,064	8,659	9,129
EBITDA	(3,298)	4,522	(4,088)	6,288
Equity-based compensation expense (1)	2,282	2,016	4,220	4,088
Management transition expense (2)	—	664	—	664
Transaction costs (3)	2,171	—	3,981	—
Net income attributable to noncontrolling interests (4)	1,121	942	2,248	2,039
Adjusted EBITDA	$2,276	$8,144	$6,361	$13,079
__________________
(1)Represents non-cash equity-based compensation expense.
(2)Represents the cost of severance, separation, and other termination benefits related to the reorganization of the manufacturing, sales, marketing, and operations leadership team.
(3)Represents costs associated with the Company's acquisition of Fab 25, including fees for consultants, professional services fees and other costs to effectuate the closing of the Transaction.
(4)Represents net income attributable to noncontrolling interests arising from our variable interest entity (VIE), which was formed for the purpose of purchasing the land and building of our primary operating facility in Bloomington, Minnesota. Since interest expense is added back to net income (loss) attributable to SkyWater Technology, Inc. in our adjusted EBITDA financial measure, we also add back the net income attributable to noncontrolling interests as its net income is derived from interest the VIE charges SkyWater.

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
Interest Rate Risk
At June 29, 2025, the outstanding balance of our Revolver was $25.8 million, which bears interest at a variable rate. At June 29, 2025, the rate in effect was 8.7% . Based on the outstanding balance of our Revolver at June 29, 2025, a 100 basis point increase in the interest rate would increase interest expense by $0.3 million annually.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 29, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 29, 2025 due to the material weakness in our internal control over financial reporting described below.
In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and, notwithstanding the material weakness in internal control over financial reporting, has concluded that our condensed consolidated balance sheets as of June 29, 2025 and December 29, 2024, the related condensed consolidated statements of operations, shareholders’ equity, and cash flows for the three- and six-month periods ended June 29, 2025 and June 30, 2024, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.
Previously Reported Material Weakness
As disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 29, 2024, we identified a material weakness in our internal control over financial reporting. As of June 29, 2025, we have a material weakness in our revenue accounting process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three- month period ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2024. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2024, except for the risk factors set forth below.

We may not realize the anticipated benefits of the Transaction and any benefit may take longer to realize than we expect.
On June 30, 2025, we completed our acquisition of substantially all of the property, plant and equipment and employees and certain other assets and liabilities related to Infineon Technologies AG’s 200 mm fab (“Fab 25”) in Austin, Texas (the “Transaction”). The success of the Transaction will depend, in part, on our ability to realize the anticipated benefits of the integration of Fab 25’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating Fab 25’s operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate Fab 25’s operations successfully, this integration may not result in the realization of the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time or at all.

Increased leverage may harm our financial condition and results of operations.
As of June 29, 2025 and pro forma for indebtedness incurred in connection with the completion of the Transaction, we had $179.1 million of total debt on a consolidated basis. We funded the purchase price for the Transaction of approximately $93 million with borrowings under our Loan Agreement (as defined below), which materially increased our indebtedness. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
•we have additional cash requirements to support the payment of interest on our outstanding indebtedness;
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

We may need to raise additional capital to expand or if positive cash flow is not achieved and maintained. As of June 29, 2025, our available cash balance, not including cash held by a variable interest entity that we consolidate, was $49.0 million. We may be required to pursue sources of additional capital through various means, including joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, and debt or equity financings, including sales of our common stock under our at the market offering program. If we raise additional equity or securities convertible or exchangeable for our equity, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Newly-issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that could have additional dilutive effects. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, we may have to relinquish valuable rights to our technologies or other assets, or grant licenses on terms unfavorable to us. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses, and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which could adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings.

In addition, our ability to execute our operating strategy is dependent on our ability to maintain liquidity and access capital through our Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”), which provides for a revolving line of credit of up to $350 million with scheduled maturity date of June 30, 2030, and other sources of financing. Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory, and equipment, subject to various conditions and limits as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. We have also obtained a support letter from Oxbow Industries, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due. Pursuant to the support letter, such funding would be in the form of a loan or equity investment. However, if such funding is required and Oxbow Industries does not provide additional funding to us, our liquidity, business, results of operations and financial condition could be materially and adversely impacted. The support letter expires March 18, 2026.

We believe our expected results of operations, cash and cash equivalents on hand, available borrowings from our Loan Agreement and the support letter from Oxbow Industries, as needed, will provide sufficient liquidity to fund our operations for the next twelve months from the date of issuance of the consolidated financial statements in this Quarterly Report on Form 10-Q; however, we may need to seek additional financing and cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly, which could materially and adversely impact our business, results of operations and financial condition.

Our indebtedness could adversely affect our cash flows and limit our flexibility to raise additional capital.

We have a significant amount of indebtedness and may need to incur additional debt to support our growth. As of June 29, 2025 and pro forma for indebtedness incurred in connection with the completion of the Transaction, our indebtedness totaled $179.1 million, consisting of $137.1 million under our Loan Agreement currently with an interest rate of 8.7%, subject to adjustment in accordance with the terms of the Loan Agreement, $7.9 million of tool financing, which is inclusive of a $4.6 million obligation from a sale leaseback transaction entered into in the second quarter of 2025 (see Note 12 - Leases), and a $34.1 million financing from the sale of the land and building representing our corporate headquarters in Minnesota (the “Financing”). Recent significant increases in interest rates have increased our borrowing costs and continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness, refinancing our outstanding indebtedness, and increase the cost of any new indebtedness.

Under the terms of the Financing, we entered into an agreement to lease the land and building for our corporate headquarters from Oxbow Realty Partners, LLC (“Oxbow Realty”), an affiliate of our principal stockholder, for initial payments of $0.4 million per month over 20 years terminating on September 29, 2040. The monthly payments are subject to a

2% increase each year during the term of the lease. We are also required to make certain customary payments constituting additional rent, including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During the three-month period ended June 29, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except that, on June 13, 2025, Loren A. Unterseher, together with entities under his control, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the sale of up to 480,370 shares of the Company’s common stock pursuant to the terms of the trading arrangement. The term of Mr. Unterseher’s Rule 10b5-1 trading arrangement expires upon the earlier of the date all such shares have been sold pursuant to the trading arrangement and September 10, 2026. Mr. Unterseher is a member of the Company’s Board of Directors.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

2.1
Membership Interest Purchase Agreement, dated as of February 25, 2025, between SkyWater Technology, Inc. and Spansion LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

2.2
Amendment No. 1 to Membership Interest Purchase Agreement, dated as of June 30, 2025, between SkyWater Technology, Inc. and Spansion LLC (incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on July 3, 2025).

10.1
Amended and Restated Loan and Security Agreement among SkyWater Technology, Inc., the subsidiary borrowers named therein, Siena Lending Group LLC, as agent, and the lenders named therein (incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on July 3, 2025).

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

SkyWater Technology, Inc.

Date: August 7, 2025	By:	/s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)