Form 10-Q/A
period 2025-03-30
SkyWater Technology, Inc
filed 2025-09-22
CIK 1819974

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 5, 2025, the number of shares of common stock, $0.01 par value, outstanding was 48,037,024.

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of SkyWater Technology, Inc. (the “Company” or “we”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2025 (the “Original Q1 Form 10-Q”). We are filing this Amendment to revise Part II “Item 5. Other Information” of the Original Q1 Form 10-Q to add a Rule 10b5-1 trading arrangement entered into by each of Thomas Sonderman, the Company’s Chief Executive Officer, and Steve Manko, the Company’s Chief Financial Officer, which were inadvertently omitted from the disclosure included in the Original Q1 Form 10-Q.
In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as Exhibits 31.1 and 31.2 to this Amendment, respectively, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements have been included in this Amendment, we are not filing new, currently dated certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002).
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

PART II. OTHER INFORMATION
Item 5. Other Information
(c) During the three-month period ended March 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below.
On March 14, 2025, Thomas Sonderman, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the sale of up to 14,958 shares of the Company’s common stock pursuant to the terms of the trading arrangement. The term of Mr. Sonderman’s Rule 10b5-1 trading arrangement expires upon the earlier of the date all such shares have been sold pursuant to the trading arrangement and June 15, 2026.
On March 14, 2025, Steve Manko, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the sale of up to 449,146 shares of the Company’s common stock pursuant to the terms of the trading arrangement. The term of Mr. Manko’s Rule 10b5-1 trading arrangement expires upon the earlier of the date all such shares have been sold pursuant to the trading arrangement and July 9, 2027.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

2.1#	Membership Interest Purchase Agreement, dated as of February 25, 2025, between SkyWater Technology, Inc. and Spansion LLC

3.1	Certificate of Incorporation of SkyWater Technology, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

3.2	Bylaws of SkyWater Technology, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.1#+	SkyWater Technology, Inc. Non-Employee Director Compensation Policy

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
#    Previously filed with the Original Q1 Form 10-Q.
+    Indicates a management contract or any compensatory plan, contract or arrangement.
*    Previously furnished with the Original Q1 Form 10-Q. The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyWater Technology, Inc.

Date: September 22, 2025	By:	/s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

5