Form 10-Q
period 2025-09-28
SkyWater Technology, Inc
filed 2025-11-12
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 10, 2025, the number of shares of common stock, $0.01 par value, outstanding was 48,508,000.

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
•Our increased indebtedness as a result of the Fab 25 facility acquisition;
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
•the level and timing of U.S. government program funding and operational activity;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 28, 2025	December 29, 2024

	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$30,895	$18,844
Accounts receivable (net of allowance for credit losses of $68 and 398, respectively)	85,056	52,362
Contract assets (net of allowance for credit losses of $18 and $42, respectively)	51,326	20,890
Inventory	20,304	14,535
Prepaid expenses and other current assets	51,044	23,476
Total current assets	238,625	130,107
Property and equipment, net	517,484	165,431
Intangible assets, net	8,967	7,779
Other assets	21,953	8,488
Total assets	$787,029	$311,805
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$6,179	$5,073
Accounts payable	51,335	29,590
Accrued expenses	62,715	36,829
Short-term financing, net of unamortized debt issuance costs	143,367	27,669
Contract liabilities	92,278	55,166
Total current liabilities	355,874	154,327
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	34,262	34,704
Long-term contract liabilities	163,563	51,901
Deferred income tax liability, net	7,903	632
Other long-term liabilities	25,679	8,721
Total long-term liabilities	231,407	95,958
Total liabilities	587,281	250,285
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of September 28, 2025 and December 29, 2024)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 48,508 and 47,704 shares issued and outstanding as of September 28, 2025 and December 29, 2024, respectively)	489	478
Additional paid-in capital	199,592	189,132
Accumulated deficit	(7,276)	(133,966)
Total shareholders’ equity, SkyWater Technology, Inc.	192,805	55,644
Noncontrolling interests	6,943	5,876
Total shareholders’ equity	199,748	61,520
Total liabilities and shareholders’ equity	$787,029	$311,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(in thousands, except per share data)
Revenue	$150,741	$93,817	$271,100	$266,782
Cost of revenue	114,520	73,582	209,723	216,453
Gross profit	36,221	20,235	61,377	50,329
Research and development expense	4,370	3,431	10,987	10,825
Selling, general, and administrative expense	23,997	12,095	53,036	35,598
Operating income (loss)	7,854	4,709	(2,646)	3,906
Bargain purchase gain	110,790	—	110,790	—
Interest expense	(5,322)	(1,988)	(8,771)	(6,859)
Income (loss) before income taxes	113,322	2,721	99,373	(2,953)
Income tax (benefit) expense	(31,830)	93	(30,704)	7
Net income (loss)	145,152	2,628	130,077	(2,960)
Less: net income attributable to noncontrolling interests	1,139	1,116	3,387	3,154
Net income (loss) attributable to SkyWater Technology, Inc.	$144,013	$1,512	$126,690	$(6,114)
Net income (loss) per share attributable to common shareholders, basic	$2.98	$0.03	$2.64	$(0.13)
Weighted average shares used in computing net income (loss) per common share, basic	48,275	47,523	48,052	47,339
Net income (loss) per share attributable to common shareholders, diluted	$2.95	$0.03	$2.62	$(0.13)
Weighted average shares used in computing net income (loss) per common share, diluted	48,770	47,640	48,334	47,339
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three-Month Periods Ended September 28, 2025 and September 29, 2024
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	—	$—	47,468	$474	$183,817	$(134,799)	$49,492	$5,358	$54,850
Issuance of common stock pursuant to equity compensation plans	—	—	175	3	1,169	—	1,172	—	1,172
Equity-based compensation	—	—	—	—	2,018	—	2,018	—	2,018
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(717)	(717)
Net income (loss)	—	—	—	—	—	1,512	1,512	1,116	2,628
Balance at September 29, 2024	—	$—	47,643	$477	$187,004	$(133,287)	$54,194	$5,757	$59,951

Balance at June 30, 2025	—	$—	48,157	$485	$194,070	$(151,289)	$43,266	$6,730	$49,996
Issuance of common stock pursuant to equity compensation plans	—	—	351	4	2,917	—	2,921	—	2,921
Equity-based compensation	—	—	—	—	2,605	—	2,605	—	2,605
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(926)	(926)
Net income (loss)	—	—	—	—	—	144,013	144,013	1,139	145,152
Balance at September 28, 2025	—	$—	48,508	$489	199,592	$(7,276)	192,805	$6,943	$199,748
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.

Condensed Consolidated Statements of Shareholders’ Equity
For the Nine-Month Periods Ended September 28, 2025 and September 29, 2024
(dollars and shares in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	47,028	$470	$178,473	$(127,173)	$51,770	$6,961	$58,731
Issuance of common stock pursuant to equity compensation plans	—	—	615	7	2,426	—	2,433	—	2,433
Equity-based compensation	—	—	—	—	6,105	—	6,105	—	6,105
Contribution from noncontrolling interest	—	—	—	—	—	—	—	324	324
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(4,682)	(4,682)
Net income (loss)	—	—	—	—	—	(6,114)	(6,114)	3,154	(2,960)
Balance at September 29, 2024	—	$—	47,643	$477	$187,004	$(133,287)	$54,194	$5,757	$59,951

Balance at December 29, 2024	—	$—	47,704	$478	$189,132	$(133,966)	$55,644	$5,876	$61,520
Issuance of common stock pursuant to equity compensation plans	—	—	803	11	3,635	—	3,646	—	3,646
Equity-based compensation	—	—	—	—	6,825	—	6,825	—	6,825
Contribution from noncontrolling interest	—	—	—	—	—	—	—	624	624
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,944)	(2,944)
Net income (loss)	—	—	—	—	—	126,690	126,690	3,387	130,077
Balance at September 28, 2025	—	$—	48,508	$489	$199,592	$(7,276)	$192,805	$6,943	$199,748
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Month Period Ended
	September 28, 2025	September 29, 2024

	(in thousands)
Cash flows from operating activities
Net income (loss)	$130,077	$(2,960)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Bargain purchase gain	(110,790)	—
Revenue from off-market component of supply agreement recorded in purchase accounting	(8,571)	—
Depreciation and amortization expense	21,525	13,295
Gain on sale of property and equipment	—	(55)
Accretion of investment tax credits	(681)	—
Amortization of debt issuance costs included in interest expense	1,184	1,322
Equity-based compensation expense	6,825	6,105
Deferred income taxes	(29,962)	(301)
Provision for credit losses	428	262
Changes in operating assets and liabilities, net of the effects of a business acquisition
Accounts receivable and contract assets	(38,599)	5,624
Inventory	34	911
Prepaid expenses, other current assets, and other assets	(30,142)	2,164
Accounts payable and accrued expenses	28,516	(6,386)
Contract liabilities, current and long-term	37,263	(806)
Income tax receivable and payable	—	564
Net cash provided by operating activities	7,107	19,739
Cash flows from investing activities
Cash paid to acquire a business	(86,466)	—
Purchase of software and licenses	(2,256)	(1,953)
Proceeds from sale of property and equipment	—	55
Purchases of property and equipment	(18,237)	(7,261)
Net cash used in investing activities	(106,959)	(9,159)
Cash flows from financing activities
Proceeds from draws on the revolving line of credit	394,330	251,000
Repayment of draws on the revolving line of credit	(273,583)	(251,463)
Cash paid for debt issuance costs	(10,098)	—
Proceeds from tool financings	—	1,298
Repayment of tool financing advanced payments	—	(920)
Proceeds from sale leaseback transactions	4,599	—
Principal payments on long-term debt	(4,192)	(3,248)
Cash paid for principal on finance leases	(410)	(520)
Proceeds from the issuance of common stock pursuant to equity compensation plans	3,577	2,433
Cash paid on licensed technology obligations	—	(2,500)
Contributions from noncontrolling interest	624	324
Distributions to noncontrolling interest	(2,944)	(4,682)
Net cash provided by (used in) financing activities	111,903	(8,278)
Net change in cash and cash equivalents	12,051	2,302
Cash and cash equivalents, beginning of period	18,844	18,382
Cash and cash equivalents, end of period	$30,895	$20,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Month Period Ended
	September 28, 2025	September 29, 2024

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$6,082	$5,024
Income taxes	30	112
Noncash investing and financing activities
Capital expenditures incurred, not yet paid	$9,984	$2,116
Investment tax credit not received	1,831	$—
Intangible assets acquired, not yet paid	248	660
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 1 - Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, “SkyWater,” the “Company,” “it,” or “its”), is a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facilities, or fabs, in Minnesota and Texas and advanced packaging services from its facility in Florida. SkyWater’s technology-as-a-service model leverages a foundation of proprietary technology to co-develop process technology intellectual property with its customers that enables disruptive concepts through its Advanced Technology Services (“ATS”) for diverse microelectronics (integrated circuits (“ICs”)) and related micro and nanotechnology applications. In addition to these differentiated technology development services, SkyWater supports customers with volume production of ICs for high-growth markets through its Wafer Services.
SkyWater is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
On February 25, 2025, the Company entered into a Membership Interest Purchase Agreement with Spansion LLC (Spansion”), an affiliate of Infineon Technologies AG (“Infinion”), pursuant to which the Company acquired all of the issued and outstanding membership interests of Spansion Fab 25, LLC (“Fab 25”), a limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment and employees and certain other assets and liabilities related to Infineon’s 200 mm fab in Austin, Texas (the “Transaction”). On June 30, 2025 the Company executed an amendment to the Membership Interest Purchase Agreement and completed the Transaction. The Company financed the purchase price for the Transaction through debt financing. The condensed consolidated financial statements reflect the results of operations of Fab 25 from the date of acquisition forward. See Note 4 - Acquisitions for further discussion.
Reportable Segment Information
Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. As a result of the acquisition of Fab 25, the Company now operates as two distinct reportable segments, which are Legacy SkyWater and SkyWater Texas. See Note 13 - Reportable Segment and Geographic Information for segment and geography-specific disclosures.
Note 2 - Basis of Presentation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements as of September 28, 2025, and for the three- and nine-month periods ended September 28, 2025 and September 29, 2024, are presented in thousands of U.S. dollars (except share and per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with SkyWater’s annual consolidated financial statements and the related notes thereto as of December 29, 2024 and for the fiscal year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 28, 2025 and its consolidated results of operations, shareholders’ equity, and cash flows for the three- and nine-month periods ended September 28, 2025 and September 29, 2024.
The consolidated results of operations for the three- and nine-month period ended September 28, 2025 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 28, 2025, or for any other interim period, or for any other future fiscal year.
Principles of Consolidation
The interim condensed consolidated financial statements include the Company’s assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which it has a controlling financial interest, SkyWater Technology Foundry, Inc. (“SkyWater Technology Foundry”), SkyWater Federal, LLC (“SkyWater Federal”), SkyWater Florida, Inc. (“SkyWater Florida”), Fab 25 and Oxbow Realty Partners, LLC (“Oxbow Realty”), a variable interest entity (“VIE”) for which SkyWater is the primary beneficiary and an affiliate of the Company’s principal shareholder. The

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
condensed consolidated financial statements reflect the results of operations of Fab 25 from the date of acquisition forward. All intercompany accounts and transactions have been eliminated in consolidation.
Liquidity and Cash Requirements
The accompanying interim condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.
For the three- and nine-month periods ended September 28, 2025, the Company incurred net income attributable to SkyWater Technology, Inc. of $144,013 and $126,690, respectively. For the three- and nine-month periods ended September 29, 2024, the Company incurred net income (loss) attributable to SkyWater Technology, Inc. of $1,512 and $(6,114), respectively. As of September 28, 2025 and December 29, 2024, the Company had cash and cash equivalents of $30,895 and $18,844, respectively.
SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 7 – Debt), and other sources of financing. The current business plans indicate that the Company maintains sufficient liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the consolidated financial statements are issued. As a result of amendments made on June 30, 2025, the Revolver matures on June 30, 2030 and provides for a maximum revolving facility amount of $350,000. Based upon SkyWater’s operational forecasts, cash and cash equivalents on hand, and available borrowings on the Revolver, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these consolidated financial statements are issued.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the nine-month period ended September 29, 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. For the three- and nine-month periods ended September 28, 2025, there were restricted stock units and stock options totaling 495,493 and 281,846 included in the computation of diluted weighted-average shares outstanding. For the three-month period ended September 29, 2024 there were restricted stock units and stock options totaling 117,000 included in the computation of diluted weighted average shares outstanding. For the three- and nine-month periods ended September 28, 2025, there were anti-dilutive restricted stock units and stock options totaling 577,799 and 1,036,159, respectively, excluded from the computation of dilutive weighted average shares outstanding as their inclusion would be anti-dilutive. For the three- and nine-month periods ended September 29, 2024, there were restricted stock units and stock options totaling 1,637,000 and 1,416,000, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three- and nine-month periods ended September 28, 2025 and September 29, 2024:

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(in thousands, except per share data)
Numerator: net income (loss) attributable to SkyWater Technology, Inc.	$144,013	$1,512	$126,690	$(6,114)
Denominator: weighted-average common shares outstanding, basic	48,275	47,523	48,052	47,339
Net income (loss) per common share, basic	$2.98	$0.03	$2.64	$(0.13)
Denominator: weighted-average common shares outstanding, diluted	48,770	47,640	48,334	47,339
Net income (loss) per common share, diluted	$2.95	$0.03	$2.62	$(0.13)
Immaterial Revisions of Prior Period Financial Information
During the preparation of the consolidated financial statements for the fiscal year ended December 29, 2024, the Company identified an error in the previously issued interim financial statements of the Company for the period ended September 29, 2024 related to the overstatement of certain assets of Oxbow Realty as well as contributions received by that entity. The Company has determined that the error was immaterial to all impacted periods and has corrected the impacted periods as an immaterial correction of an error. As a result, the Company revised the interim financial information for the applicable period in this interim filing. As a result of this immaterial correction of an error, the Company has revised and reduced the contributions from noncontrolling interest in the condensed consolidated statement of shareholders equity and reduced the purchases of property and equipment and contributions from noncontrolling interest in the condensed consolidated statement of cash flow by $6,633 in this interim filing for the three and nine-month periods ended September 29, 2024.
In 2025, the Company identified errors related to the overbilling of ATS development revenues that cumulatively totaled $1,970 for fiscal years preceding January 1, 2024. As a result, the Company corrected the consolidated balance sheet and statement of shareholders’ equity as of January 1, 2024 to increase the accumulated deficit and decrease accounts receivable by $1,970. The correction also increased the accumulated deficit and decreased accounts receivable by the same amount as of December 29, 2024. The Company has evaluated the materiality of these errors and concluded it was not material to the consolidated financial statements in any of the previous fiscal years.

Note 3 - Summary of Significant Accounting Policies
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (“ASU 2023-09”). The amendments in this update improve existing income tax disclosures, notably with respect to the income tax rate reconciliation and income taxes paid disclosures. SkyWater will adopt the amendments in ASU 2023-09 for its fiscal year ending January 3, 2027. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
In November of 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in this update require disaggregated disclosure of income statement expenses. The amendments in this update do not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. SkyWater will adopt the amendments in ASU 2024-03 for its fiscal year ending January 2, 2028. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
In July of 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this update provide registrants with a practical expedient in its

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
application of ASC Topic 326, Financial Instruments – Credit Losses, and allow it to assume that conditions as of the balance sheet date will remain the same over the future life of the asset when estimating potential collections and losses. The amendment in ASU 2025-05 will become effective for the Company’s fiscal year ended January 3, 2027. SkyWater is currently evaluating whether it will adopt the practical expedient introduced by ASU 2025-05.
In September of 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in this update introduce a more principles-based framework to the capitalization of software intended for internal use focused on management’s authorization and commitment to fund a development project and the probability of whether the project will be completed and used to for its intended function. The amendment in ASU 2025-06 will become effective for the Company’s fiscal year ended January 2, 2029. SkyWater is currently evaluating whether it will adopt the practical expedient introduced by ASU 2025-06.
Significant Accounting Policies
The annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024 include discussion of the significant accounting policies and estimates used in the preparation of the interim condensed consolidated financial statements. The Company did not make any significant changes to its accounting policies and estimates during the three- and nine-month period ended September 28, 2025 except for the accounting policy set forth below.
Business Combinations
The Company accounts for business combinations using the acquisition method in accordance with ASC Topic 805, Business Combinations (“Topic 805”), recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and any non-controlling interests at their fair values as of the acquisition date. The total purchase consideration transferred, including cash paid, equity issued, contingent payments and other forms of consideration is also measured at fair value as of the acquisition date. When the total consideration transferred exceeds the fair value of net assets acquired, the excess is recorded as goodwill. When the total consideration transferred is less than the fair value of net assets acquired, a bargain purchase gain is recorded.

The estimation of fair values in a business combination involves significant judgment. The Company uses a variety of valuation techniques many of which are complex, including discounted cash flow techniques, market comparisons, and cost approaches. These valuations depend on valuation inputs, including many assumptions such as discount rates, projected earnings, useful lives, and other economic factors that management must estimate.

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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 4 - Acquisitions
2025 Acquisition
On June 30, 2025 (the “Closing Date”), the Company executed an amendment to the Membership Interest Purchase Agreement with Spansion and completed its acquisition of Fab 25, a newly formed limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment, employees, and certain other assets and liabilities related to Infineon’s 200 mm fab in Austin, Texas. The purchase price for the Transaction was $206,466. The Transaction was financed through proceeds received from the execution of an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Siena Lending Group LLC (“Siena”) and the other lenders party thereto on June 30, 2025.
In connection with the Transaction, the Company entered into a multi-year supply agreement with certain of Infineon’s subsidiaries under a take-or-pay arrangement for the first four-year period following the closing of the Transaction (the “Supply Agreement”). The Supply Agreement included an off-market component estimated at a fair value of $120,000 which was included in the purchase price for the Transaction. In addition, as part of the Transaction, the Company entered into a multi-year lease agreement to lease a portion of the acquired office space at the Austin, Texas facility back to Infineon for the first four-year period following the closing of the Transaction. The lease agreement provides for lease payments of $1,200 annually through June 2029, after which time the agreement can be extended with lease payments adjusted based on fair market value escalators.
The acquisition of Fab 25 significantly expands SkyWater’s footprint domestically and will enable the Company to grow its services across a broader base of industrial, automotive, and defense customers in the future.
The Transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the Closing Date. The excess of the estimated fair value of assets acquired and liabilities assumed over the estimated fair value of the total purchase consideration exchanged was recognized as a bargain purchase gain pursuant to Topic 805 in the amount of $110,790. The bargain purchase gain was the result of Infineon’s strategic decision to divest Fab 25 in exchange for the favorable wafer production pricing included in the Supply Agreement and its ability to maintain security of supply for semiconductors used in its products from a trusted partner.

The fair value of property and equipment was estimated using a combination of the cost and market approaches, considering replacement cost new, comparable market transactions, and adjustments for physical deterioration, functional obsolescence, and economic obsolescence. Valuations were performed using primarily Level 2 and Level 3 inputs under the fair value hierarchy. The estimates are based on management-provided information, site inspections, and published valuation indices, and assume the assets are free from liens or restrictions. Most assets were valued under an in-exchange premise, rather than an in-use premise, given the significant bargain purchase gain recognized on the Transaction. The fair value of off-market component for multi-year supply agreement was measured using an income-based approach. Significant assumptions in the valuation included projected capacity utilization levels, benchmark pricing for comparable semiconductor foundry arrangements and a discount rate reflective of the Company’s incremental borrowing rate. The fair values rely on Level 3 inputs within the ASC 820 fair value hierarchy.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

The following table summarizes the Company’s preliminary purchase price allocation, including the consideration exchanged and the amounts recognized for assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash consideration paid at closing, net of cash consideration refunded based on settlement of net working capital provisions in the purchase agreement	$86,466
Estimated fair value of off-market component of multi-year supply agreement	120,000
Total purchase consideration exchanged	206,466
Assets acquired
Contract assets, net of allowance for credit losses	24,809
Inventory	6,681
Prepaid expenses and other current assets	234
Property and equipment, including assets subject to finance leases	361,424
Other assets	10,732
Total assets acquired	403,880
Liabilities assumed
Accounts payables	23,507
Accrued expenses	7,641
Deferred income tax liability, net	37,860
Other long-term liabilities	17,616
Total liabilities assumed	86,624
Net assets acquired	317,256
Bargain purchase gain	$110,790

The above purchase price allocation is preliminary and is subject to further adjustment. The fair values of assets acquired and liabilities assumed are based on the Company’s current estimates and are subject to change as additional information existing as of the Closing Date becomes available and is evaluated. Specifically, the Company is continuing to assess the values assigned to certain working capital accounts, property and equipment, and the off-market component of the Supply Agreement included in the purchase consideration exchanged. Additionally, the Company’s recognition of deferred tax assets and liabilities arising from differences between the assigned fair values and the tax bases of the acquired assets and assumed liabilities is also preliminary. Adjustments to the preliminary purchase price allocation may occur as these analyses are finalized. Such adjustments, if any, could have a material effect on the Company’s consolidated financial statements, including the amount of the bargain purchase gain recognized for the three- and nine-month periods ended September 28, 2025. The Company expects to complete its purchase accounting and related tax assessments within the one-year measurement period allowed under Topic 805.
Pro Forma Results
Fab 25 has been included in the Company’s consolidated financial statements since the Closing Date. Fab 25 contributed revenue of $86,614 and net income of $118,696, inclusive of the bargain purchase gain realized as a result of the transaction of $110,790 to the Company’s condensed consolidated statements of operations for the three-and nine-month periods ended September 28, 2025. The following table presents supplemental pro-forma information for three-month period ended September 29, 2024, nine-month period ended September 29, 2024, and nine-month period ended June 29, 2025, as if the Transaction had been completed on January 1, 2024. As the Fab 25 results have been included in the Company’s consolidated financial statements since the acquisition date, the pro forma results for the nine-month period ended September 28, 2025 include the Fab 25 standalone financial results for the six-month fiscal period ended June 29, 2025. The amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. The pro forma results include certain nonrecurring adjustments that were directly related to the business combination, including business transaction costs.
The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from acquisition:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
•The recognition of revenue related to lease income from a sale lease-back of a portion of the Fab 25 facility to Infineon and the run-off of the contract liability arising from the off-market component of the Supply Agreement that will be recognized as revenue based on production and purchase volume over the course of the four-year term of the Supply Agreement;
•The recognition of incremental depreciation expense on the fair value step up recognized for property and equipment acquired and incremental lease expense related to finance leases acquired and remeasured;
•The recognition of transaction costs of $11,301 incurred by the Company to effectuate the Transaction and incremental compensation expense related to retention bonuses;
•The recognition of the bargain purchase gain realized as a result of the Transaction of $110,790;
•The recognition of incremental interest expense associated with the financing of the Transaction (refer to Note 7 - Debt, for additional information) and the incremental interest expense recognized related to the remeasured finance leases; and
•The related tax effects assuming the acquisition occurred on January 1, 2024. The income tax provision is adjusted for a reduction to the historical valuation allowance of the Company.

This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of Fab 25 been consummated as of January 1, 2024.

	Three-Month Period Ended	Nine-Month Period Ended
(in thousands, unaudited)	September 29, 2024	September 29, 2024	September 28, 2025

Revenue	$188,565	$548,727	$457,216
Net income (loss)	$12,912	$236,760	$98,847

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 5 - Revenue
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

	Three-Month Period Ended September 28, 2025
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$35,798	$—	$35,798
Fixed price contracts	2,162	16,236	—	18,398
Other	—	—	—	—
Total ATS development	2,162	52,034	—	54,196
Wafer Services	26	92,438	395	92,859
Combined ATS development and Wafer Services	2,188	144,472	395	147,055
Tools	360	3,326	—	3,686
Total	$2,548	$147,798	$395	$150,741

	Three-Month Period Ended September 29, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$30,232	$—	$30,232
Fixed price contracts	6,187	18,804	—	24,991
Other	—	—	1,167	1,167
Total ATS development	6,187	49,036	1,167	56,390
Wafer Services	100	6,618	—	6,718
Combined ATS development and Wafer Services	6,287	55,654	1,167	63,108
Tools	30,709	—	—	30,709
Total	$36,996	$55,654	$1,167	$93,817

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Nine-Month Period Ended September 28, 2025
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	1,204	108,240	—	109,444
Fixed price contracts	10,731	37,217	—	47,948
Other	—	—	1,945	1,945
Total ATS development	11,935	145,457	1,945	159,337
Wafer Services	$406	$104,995	$395	$105,796
Combined ATS development and Wafer Services	12,341	250,452	2,340	265,133
Tools	2,641	3,326	—	5,967
Total	$14,982	$253,778	$2,340	$271,100

	Nine-Month Period Ended September 29, 2024
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts		113,091	—	113,091
Fixed price contracts	7,777	54,875	—	62,652
Other		—	3,501	3,501
Total ATS development	7,777	167,966	3,501	179,244
Wafer Services	$1,602	$20,888	$—	$22,490
Combined ATS development and Wafer Services	9,379	188,854	3,501	201,734
Tools	65,048	—		65,048
Total	$74,427	$188,854	$3,501	$266,782

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Deferred Contract Costs
The Company recognizes an asset for the incremental cost of obtaining a contract with a customer (i.e., deferred contract costs) when costs are considered recoverable and the duration of the contract is in excess of one year. Deferred contract costs are amortized as the related revenue is recognized. The Company recognized amortization of deferred contract costs totaling $0 for each of the three-month periods ended September 28, 2025 and September 29, 2024. The Company recognized amortization of deferred contract costs totaling $0 and $172 for the nine-month periods ended September 28, 2025 and September 29, 2024, respectively. There were no deferred contract costs capitalized as of September 28, 2025 and September 29, 2024.
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $51,326 and $20,890 at September 28, 2025 and December 29, 2024, respectively, and are presented net of allowances for expected credit losses of $18 and $42, respectively.
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue which represents payments from customers for which performance obligations have not yet been satisfied and deferred lease revenue which represents prepayments on a leasing arrangement in which the Company serves as lessor. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The contract liabilities and other significant components of contract liabilities at September 28, 2025 and December 29, 2024 are as follows:

	September 28, 2025				December 29, 2024
	Contract Deferred Revenue (1)	Lease Deferred Revenue	Supply Agreement	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Supply Agreement	Total Contract Liabilities

Current contract liabilities	$57,892	$100	$34,286	$92,278	$53,222	$1,944	$—	$55,166
Long-term contract liabilities	86,420	—	77,143	163,563	51,901	—	—	51,901
Total contract liabilities	$144,312	$100	$111,429	$255,841	$105,123	$1,944	$—	$107,067
(1)Contract deferred revenue includes $99,086 and $48,200 at September 28, 2025 and December 29, 2024, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $15,556 and $11,123 were classified as current in the interim condensed consolidated balance sheets as of September 28, 2025 and December 29, 2024, respectively.
The change in contract liabilities during the three-and nine-month periods ended September 28, 2025 and September 29, 2024 are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Balance at beginning of period	$152,137	$105,877	$107,067	$115,305
Increase due to payments received, excluding amounts recognized as revenue	4,349	25,588	68,495	50,807
Recognition of off-market component of Supply Agreement in Fab 25 purchase accounting (1)	120,000	—	120,000	—
Revenue recognized included in the balance at the beginning of the period	(12,074)	(16,967)	(31,150)	(51,614)
Revenue recognized from Fab 25 Supply Agreement (1)	(8,571)	—	(8,571)	—
Balance at end of period	$255,841	$114,498	$255,841	$114,498

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
(1)The Company recorded a $120,000 contract liability in purchase accounting for the acquisition of Fab 25 to recognize the fair value of the off-market component of the Supply Agreement. Related revenue for this contract liability is recognized as the Company fulfills its wafer production obligations over the four-year term of the Supply Agreement. For the three- and nine-month periods ended September 28, 2025, this includes $8,571 of revenue recognized from the off-market component of Supply Agreement recorded as part of purchase accounting.
Remaining Performance Obligations
At September 28, 2025, the Company had $127,599 of remaining performance obligations that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools revenue contracts. The Company expects to recognize those revenues as it satisfies its performance obligations, which is not expected to exceed 4 years.
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
In June 2025, as part of the Transaction, the Company entered into a multi-year lease agreement to lease a portion of the acquired office space at the Austin, Texas facility back to Infineon for the first four-year period following the closing of the Transaction. The Company recognized lease revenue of $395 for the three- and nine-month periods ended September 28, 2025 related to this lease.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 6 - Balance Sheet Information
Certain significant amounts included in the Company’s interim condensed consolidated balance sheets are summarized in the following tables:

	Three-Month Period Ended		Nine-Month Period Ended
Allowance for credit losses - Accounts Receivable	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Balance at beginning of period	$68	$433	$398	$180
Provision for credit losses	—	66	289	319
Accounts written-off	—	121	(619)	121
Less recoveries of accounts charged-off	—	—	—	—
Balance at end of period	$68	$378	$68	$378

Inventory	September 28, 2025	December 29, 2024

Raw materials	$10,130	$3,218
Work-in-process	512	981
Supplies and spare parts, net	9,662	10,222
Finished goods	—	114
Total inventory, current	20,304	14,535
Inventory, non current (1)	15,647	4,747
Total inventory	$35,951	$19,282
(1)Inventory, non-current consists of spare parts that will not be used within twelve months. Inventory non-current is included in Other assets on the consolidated balance sheet.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Prepaid expenses and other current assets	September 28, 2025	December 29, 2024

Prepaid expenses	$4,370	$3,984
Tools purchased for customers (1)	43,270	16,923
Deferred contract costs	1,735	1,253
Investment tax credit receivable	1,669	1,316
Total prepaid assets and other current assets	$51,044	$23,476
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

Property and equipment, net	September 28, 2025	December 29, 2024

Land	$46,621	$5,396
Buildings and improvements	146,855	89,443
Machinery and equipment	453,718	202,667
Property and equipment placed in service, at cost (1)	647,194	297,506
Less: accumulated depreciation (1)	(169,170)	(150,657)
Property and equipment placed in service, net (1)	478,024	146,849
Property and equipment not yet in service	39,460	18,582
Total property and equipment, net	$517,484	$165,431
(1)Includes $12,995 and $10,805 of cost and $3,044 and $2,398 of accumulated depreciation associated with capital assets subject to financing leases at September 28, 2025 and December 29, 2024, respectively.
Depreciation expense was $11,790 and $3,836 for the three-month periods ended September 28, 2025 and September 29, 2024, respectively, and $19,792 and $12,230 for the nine-month periods ended September 28, 2025 and September 29, 2024, respectively.

Intangible assets, net	September 28, 2025	December 29, 2024

Software and licensed technology	$14,539	$13,742
Less: accumulated amortization	(9,003)	(7,950)
Intangible assets placed in service, net	5,536	5,792
Intangible assets not yet in service	3,431	1,987
Total intangible assets, net	$8,967	$7,779
Intangible assets consist primarily of payments made under software and technology licensing arrangements with third parties, in addition to internally developed software costs. For the three-month periods ended September 28, 2025 and September 29, 2024 , amortization of software and licenses was $396 and $330, respectively, and $1,053 and $1,065 for the nine-month periods ended September 28, 2025 and September 29, 2024, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Remaining estimated aggregate annual amortization expense for intangible assets placed in service is as follows for future fiscal years:

Amortization Expense

Remainder of 2025	$367
2026	1,150
2027	773
2028	773
2029	773
Thereafter	1,700
Total	$5,536

Other Assets	September 28, 2025	December 29, 2024

Inventory, non-current (1)	$15,647	$4,747
Operating lease right-of-use assets	13	49
Investment tax credit receivable	5,907	3,200
Other assets	386	492
Total other assets	$21,953	$8,488
(1)Inventory, non-current consists of spare parts that will not be used within twelve months.

Accrued Expenses	September 28, 2025	December 29, 2024

Accrued compensation	$18,137	$6,392
Accrued commissions	327	473
Accrued royalties	1,007	447
Current portion of operating lease liabilities	13	52
Current portion of finance lease liabilities	2,068	608
Accrued inventory	2,229	623
Accrued warranty	1,029	3,752
Accrued vendor purchase commitments (1)	16,504	13,718
Accrued accounts payable	15,163	818
Accrued accounts payable - customer	1,475	2,175
Accrued utilities	1,552	1,934
Other accrued expenses	3,211	5,837
Total accrued expenses	$62,715	$36,829
(1)Obligations on vendor purchase orders for goods or services provided to the Company for which invoices have not yet been received.

	Three-Month Period Ended		Nine-Month Period Ended
Accrued provisions for warranties	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Beginning accrued warranty balance	$2,139	$1,949	$3,752	$824
Warranty expense (benefit)	(470)	2,176	351	4,952
Warranty credits	(640)	(681)	(3,074)	(2,332)
Ending accrued warranty balance	$1,029	$3,444	$1,029	$3,444

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Other long-term liabilities	September 28, 2025	December 29, 2024

Finance lease obligations	$25,679	$8,652
Liability for uncertain tax positions	—	69
Total other long-term liabilities	$25,679	$8,721

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 7 - Debt
The components of debt outstanding at September 28, 2025 and December 29, 2024 are as follows:

Short-term financing	September 28, 2025	December 29, 2024
Revolver	$155,040	$30,171
Unamortized debt issuance costs	(11,673)	(2,502)
Total short-term financing, net of unamortized debt issuance costs	$143,367	$27,669
Long-term debt
VIE financing	$33,823	$34,671
Tool financing loans (1)	8,503	7,253
Unamortized debt issuance costs	(1,885)	(2,147)
Total long-term debt, including current maturities	40,441	39,777
Less: current portion of long-term debt	(6,179)	(5,073)
Total long-term debt, excluding current portion	$34,262	$34,704
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
Revolver
On December 28, 2022, the Company entered into a Loan and Security Agreement with Siena, which was initially modified on November 19, 2024 upon execution of an Amended and Restated Loan and Security Agreement. On June 30, 2025, this lending arrangement was further modified in advance of the acquisition of Fab 25 when the Company entered into the Amended Loan Agreement with Siena as agent and the other lenders party thereto, which replaced the prior Loan and Security Agreement. The Amended Loan Agreement provides for a revolving line of credit with a borrowing limit of up to $350,000 with a scheduled maturity date of June 30, 2030 (the “Revolver”). The outstanding balance of the Revolver was $155,040 as of September 28, 2025 at an interest rate of 8.6%. Due to a lockbox clause in the Amended Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as current on the interim condensed consolidated balance sheets.
Under the Amended Loan Agreement, the Company may be required to prepay the unpaid principal balance of the loans following specified prepayment events in the amount of 100% of the net proceeds received by the Company or any borrower with respect to such prepayment event. Borrowing under the Revolver is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory and equipment, subject to various conditions and limits as provided in the Amended Loan Agreement. The remaining availability under the Revolver was $64,960 as of September 28, 2025. As of September 28, 2025, the Company was in compliance with all applicable financial covenants of the Amended Loan Agreement.
VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE entered into a loan agreement for $39,000 (the “VIE Financing”) to finance the acquisition of the building and land of the SkyWater Minnesota facility (see Note 11 – Related Party Transactions and Note 12 – Variable Interest Entity). The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, LLC (“Oxbow Industries”), who is also the sole equity holder of Oxbow Realty. The VIE financing is not subject to financial debt default covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The occurrence of a triggering event does not represent a default event as per the loan agreement, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. As defined in the loan agreement, a triggering event occurred beginning in the three-month period ended January 1,

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
2023 based on the level of earnings before interest, taxes, depreciation, amortization and rent, as defined in the loan agreement, reported by SkyWater historically. Pursuant to its protective rights, the lender retained in a restricted account amounts paid by SkyWater to Oxbow Realty that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of September 28, 2025.
The VIE Financing is secured by a security interest in the land and building which was the subject of the sale-leaseback transaction (see Note 11 – Related Party Transactions). The Company and Oxbow Realty, the Company’s VIE, incurred third-party transaction costs of $3,487 and $65, respectively, which have been capitalized as debt issuance costs, presented as a reduction of the outstanding loan balance, and are being amortized as additional interest expense over the remaining maturity of the VIE Financing.
Maturities
Future principal payments of the Company’s long-term debt, excluding unamortized debt issuance costs, are as follows:

Remainder of 2025	$1,651
2026	5,943
2027	2,853
2028	1,999
2029	1,307
Thereafter	28,573
Total	$42,326
Note 8 - Income Taxes

The Company’s effective tax rates for the three- and nine-month periods ended September 28, 2025 and September 29, 2024 differ from its 21% U.S. statutory corporate tax rate due to the impacts of state income taxes, the bargain purchase gain recognized on the acquisition of Fab 25, permanent tax differences, vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates for the three-month periods ended September 28, 2025 and September 29, 2024 were (28.4)% and 3.4%, respectively, and (31.9)% and (0.2)% for the nine-month periods ended September 28, 2025 and September 29, 2024, respectively.

The One, Big, Beautiful Bill Act of 2025 (“OBBB”) was signed into law on July 4, 2025. OBBB contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes were changes increasing the Section 48D refundable tax credit for semiconductor manufacturing facilities from 25% to 35% for property placed in service after 2025. Additionally, there were provisions that would impact the Company related to the timing of certain tax deductions including depreciation expense, R&D expenditures, and interest expense. The Company implemented the tax law changes effective with the enactment of OBBB on July 4, 2025; there were no material impacts in the current fiscal quarter upon implementation of OBBB.

On June 30, 2025, the Company acquired Fab 25 that was accounted for as a business combination and preliminarily recognized net deferred tax liabilities of $37,860 in purchase accounting. The Company evaluated the valuation allowance position for 2025 and considered the reversal of existing taxable temporary differences, the change in facts and circumstances related to the financial earnings, change to cumulative three-year income, utilization of existing attributes, and forecasted financial income in the following fiscal years to determine the appropriate valuation allowance. The results of the evaluation was a release of valuation allowance and corresponding tax benefit of $27,486 in the quarter.
Note 9 - Equity-Based Compensation
Equity-based compensation expense was recorded in the interim condensed consolidated statements of operations as follows:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Cost of revenue	$895	$565	$2,088	$1,524
Research and development expense	142	69	338	266
Selling, general and administrative expense	1,627	1,384	4,399	4,315
Total equity-based compensation expense	$2,664	$2,018	$6,825	$6,105

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 10 - Commitments and Contingencies
Litigation and Other Asserted Claims
From time to time, the Company is involved in legal proceedings and subject to other asserted claims arising in the ordinary course of its business. Although the results of litigation and asserted claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company’s interests, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors. There were no material litigation-related or other asserted claim contingencies recognized at either September 28, 2025 or December 29, 2024.
Capital Expenditures
The Company has various contracts outstanding with third parties which primarily relate to semiconductor tool purchases and installation. The Company has $24,465 and $24,979 of contractual commitments outstanding as of September 28, 2025 and December 29, 2024, respectively, that it expects to be paid in the next twelve months using cash on hand and operating cash flows.
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
As part of entering into the TED Agreement, the Company agreed to operate the advanced wastewater treatment facility (“AWT Facility”), a separate building located on the same leased premise as the CfN and subject to the CfN Lease. The AWT Facility was financed in substantial part by funds provided by the Tohopekaliga Water Authority (“TWA”) to house the acid waste neutralization, pH adjustment, and reverse osmosis water treatment systems. In connection with entering into the CfN Lease, the Company agreed that development of the CfN requires the payment of water, wastewater, and reuse water capacity charges imposed by TWA monthly over the remaining period of six years. The Company also agreed that TWA shall be entitled to recover the capital contribution of TWA for construction of the AWT Facility through a capital reimbursement surcharge monthly over the remaining period of six years. As of September 28, 2025, the Company expects future payments on these commitments of approximately $3,600 which the Company expects will be paid in full by the first quarter of 2028.
Build Back Better Grant
In the third quarter of 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. As of September 28, 2025, SkyWater is currently obligated to pay $1,000 in the subsequent quarter based upon development activity that has occurred and made payments of $2,000 during the third quarter of 2025.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 11 - Related Party Transactions
In August 2022, SkyWater entered into a support letter with Oxbow Industries to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. In March 2024, the agreement was amended to extend the term through March 18, 2026. No amounts have been provided to the Company under this agreement.
In August 2023, SkyWater entered into a consulting agreement with Oxbow Industries pursuant to which an employee of Oxbow Industries provides certain consulting services to the Company, including services where the Oxbow Industries employee negotiated and brokered the acquisition of Fab 25. In October 2025 this consulting agreement was terminated. For the three-month periods ended September 28, 2025 and September 29, 2024, expense (benefit) associated with this agreement totaled $(127) and $490, respectively. For the nine-month periods ended September 28, 2025 and September 29, 2024, expense associated with this agreement totaled $289 and $757, respectively.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Bloomington, Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. Since September 29, 2024, the monthly rental payment to Oxbow Realty has been $426. The Company is also required to make certain customary payments constituting “additional rent,” which relate to monthly leasing and replacement reserves, insurance, and tax payments in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of September 28, 2025 were as follows (such amounts are eliminated from the consolidated financial statements due to the consolidation of Oxbow Realty, see Note 12 – Variable Interest Entity).

Remainder of 2025	$1,296
2026	5,234
2027	5,339
2028	5,446
2029	5,555
Thereafter	67,776
Total lease payments	90,646
Less: imputed interest	(59,650)
Total	$30,996

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 12 - Variable Interest Entity
Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions on behalf of Oxbow Industries. This included facilitating the purchase of the land and building of SkyWater’s Minnesota facility with proceeds from a bank loan (see Note 7 – Debt) and managing the leaseback of the land and building to SkyWater (see Note 11 – Related Party Transactions). Management determined that Oxbow Realty meets the definition of a VIE under Accounting Standards Codification Topic 810, “Consolidations” (“Topic 810”), because it lacks sufficient equity to finance its activities. Furthermore, the Company is the primary beneficiary of Oxbow Realty as it has the power over those activities that most significantly affect Oxbow Realty’s economic performance, mainly activities focused on the operation and maintenance of the Minnesota facility. As the primary beneficiary, the Company consolidates the assets, liabilities, and results of operations of Oxbow Realty pursuant to Topic 810, eliminating any transactions between the Company and Oxbow Realty, and recording a noncontrolling interest for the economic interest in Oxbow Realty attributable to parties other than the Company’s common stock shareholders. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of September 28, 2025 and December 29, 2024. The assets and liabilities are presented prior to the elimination of intercompany balances.

	September 28, 2025	December 29, 2024

Cash and cash equivalents	$111	$383
Accounts receivable	1,412	1,242
Finance receivable	41,468	41,153
Other assets	79	107
Total assets	$43,070	$42,885

Accounts payable	$1,412	$1,217
Accrued expenses	—	80
Contract liabilities	924	1,078
Debt	33,791	34,634
Total liabilities	$36,127	$37,009
The following table shows the revenue and expenses of Oxbow Realty for the three- and nine-month periods ended September 28, 2025 and September 29, 2024. These results of Oxbow Realty are presented prior to the elimination of intercompany transactions.

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Revenue	$1,441	$1,446	$4,313	$4,288
General and administrative expenses	6	9	22	49
Interest expense	295	321	903	1,085
Total expenses	301	330	926	1,134
Net income	$1,140	$1,116	$3,387	$3,154

Note 13 - Reportable Segment and Geographic Information
Prior to the completion of the Fab 25 acquisition, the Company operated as a single reportable segment which reflected how the Company managed its business and the nature of its services. Following the Fab 25 acquisition, the Company re-evaluated its reportable segments and now operates as two distinct reportable segments, Legacy SkyWater and the SkyWater Texas. This determination aligns with how our Chief Executive Officer, who is our chief operating decision maker (“CODM”) currently assesses segment operating performance and allocates resources. Prior to the acquisition, the CODM utilized net earnings as the primary measure of segment profit or loss. Subsequent to the completion of the Fab 25 acquisition, net earnings

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
continues to be the primary measure of segment profit or loss utilized by the CODM in regard to evaluating segment performance and allocation of resources.
•Legacy SkyWater: A pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility in Bloomington, Minnesota and advanced packaging services from its Kissimmee Florida facility. Legacy SkyWater provides ATS and Wafer Services product offerings.
•SkyWater Texas: A high-volume manufacturer that offers manufacturing services from its fabrication facility in Austin, Texas. SkyWater Texas provides Wafer Services product offerings focused on 200 mm semiconductor fabrication, copper processing, high-voltage technology services and 65 nm node infrastructure support.

The following represents the results of the Company’s reportable segments:

	Three-Month Period Ended			Three-Month Period Ended
	September 28, 2025			September 29, 2024

	(in thousands)
	Legacy SkyWater	SkyWater Texas	Total	Legacy SkyWater	SkyWater Texas	Total
Revenue	$64,127	$86,614	$150,741	$93,817	$—	$93,817
Cost of revenue
Labor	$17,589	$26,040	$43,629	$19,880	$—	$19,880
Direct expenses	$20,043	$35,452	$55,495	$19,274	$—	$19,274
Cost of tool revenue	$3,743	$—	$3,743	$30,477	$—	$30,477
Depreciation and amortization	$3,796	$7,857	$11,653	$3,951	$—	$3,951
Total cost of revenue	$45,171	$69,349	$114,520	$73,582	$—	$73,582
Gross profit	$18,956	$17,265	$36,221	$20,235	$—	$20,235
Research and development expense	$4,370	$—	$4,370	$3,431		$3,431
Selling, general, administrative expense
Labor	$6,232	$4,617	$10,849	$6,346	$—	$6,346
Direct expenses	$11,661	$811	$12,472	$5,694	$—	$5,694
Depreciation and amortization	$151	$524	$675	$55	$—	$55
Total selling, general, and administrative expense	$18,045	$5,952	$23,997	$12,095	$—	$12,095
Operating income (loss)	$(3,459)	$11,313	$7,854	$4,709	$—	$4,709
Other income (expense):
Bargain purchase gain	$—	$110,790	$110,790	$—	$—	$—
Interest expense	$(5,322)	$—	$(5,322)	$(1,988)	$—	$(1,988)
Total other income (expense)	$(5,322)	$110,790	$105,468	$(1,988)	$—	$(1,988)
Income (loss) before income taxes	$(8,781)	$122,103	$113,322	$2,721	$—	$2,721
Income tax expense (benefit)	$(35,237)	$3,407	$(31,830)	$93	$—	$93
Net income (loss)	$26,456	$118,696	$145,152	$2,628	$—	$2,628

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Nine-Month Period Ended			Nine-Month Period Ended
	September 28, 2025			September 29, 2024

	(in thousands)
	Legacy SkyWater	SkyWater Texas	Total	Legacy SkyWater	SkyWater Texas	Total
Revenue	$184,486	$86,614	$271,100	$266,782	$—	$266,782
Cost of revenue
Labor	$59,749	$26,040	$85,789	$60,797	$—	$60,797
Direct expenses	$63,052	$35,452	$98,504	$79,380	$—	$79,380
Cost of tool revenue	$5,654	$—	$5,654	$63,606	$—	$63,606
Depreciation and amortization	$11,918	$7,857	$19,775	$12,670	$—	$12,670
Total cost of revenue	$140,374	$69,349	$209,723	$216,453	$—	$216,453
Gross profit	$44,112	$17,265	$61,377	$50,329	$—	$50,329
Research and development expense	$10,987	$—	$10,987	$10,825	$—	$10,825
Selling, general, administrative expense
Labor	$19,855	$4,617	$24,472	$18,866	$—	$18,866
Direct expenses	$26,791	$811	$27,602	$16,531	$—	$16,531
Depreciation and amortization	$437	$524	$961	$201	$—	$201
Total selling, general, and administrative expense	$47,084	$5,952	$53,036	$35,598	$—	$35,598
Operating income (loss)	$(13,959)	$11,313	$(2,646)	$3,906	$—	$3,906
Other income (expense):
Bargain purchase gain	$—	$110,790	$110,790	$—	$—	$—
Interest expense	$(8,771)	$—	$(8,771)	$(6,859)	$—	$(6,859)
Total other income (expense)	$(8,771)	$110,790	$102,019	$(6,859)	$—	$(6,859)
Income (loss) before income taxes	$(22,730)	$122,103	$99,373	$(2,953)	$—	$(2,953)
Income tax expense (benefit)	$(34,111)	$3,407	$(30,704)	$7	$—	$7
Net income (loss)	$11,381	$118,696	$130,077	$(2,960)	$—	$(2,960)

The following table reconciles segment total assets:

	September 28, 2025	December 29, 2024

	(in thousands)

SkyWater Legacy	$314,824	$311,805
SkyWater Texas	472,205	—
Total Assets	$787,029	$311,805

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The following table discloses revenue for the for the three- and nine-month periods ended September 28, 2025 and September 29, 2024 by country as determined based on customer address:

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

United States	$144,679	$90,459	$255,706	$257,281
Canada	4,761	1,752	10,103	5,632
Hong Kong	114	592	881	671
United Kingdom	115	441	675	1,078
All others	1,072	573	3,735	2,120
Total	$150,741	$93,817	$271,100	$266,782
Two customers each accounted for 10% or more of revenue, and in aggregate accounted for 75% and 63% of revenue for the three- and nine-month periods ended September 28, 2025, respectively, and in aggregate accounted for 69% and 63% of revenue for the three- and nine-month periods ended September 29, 2024, respectively. Three customers each accounted for 10% or more of accounts receivable and, in aggregate, accounted for approximately 71% as of September 28, 2025. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

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
SkyWater refers to the three-month periods ended September 28, 2025 and September 29, 2024 as the third quarter of 2025 and third quarter of 2024, respectively. Each of these three-month periods includes 13 weeks. The nine-month periods ended September 28, 2025 and September 29, 2024 are referred to as the first nine months of 2025 and the first nine months of 2024, respectively. Each of these nine-month periods includes 26 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
For purposes of this section, the terms “we,” “us,” “our,” and “SkyWater” refer to SkyWater Technology, Inc. and its subsidiaries collectively.
Overview
We are a U.S.-based, independent, pure-play technology foundry that offers advanced semiconductor development and manufacturing services from our fabrication facilities, or fab, in Minnesota and Texas, and advanced packaging services from our Florida facility. Our recently acquired Texas fab expands our wafer manufacturing capacity and is primarily dedicated to serving the automotive industry through high-reliability, volume wafer production.
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
We primarily focus on serving diversified, high-growth end users in numerous vertical markets, including (1) advanced compute, (2) aerospace and defense, (3) automotive, (4) bio-health, and (5) industrial. By housing both development and manufacturing in a single operation, we rapidly and efficiently transition newly-developed processes to high-yielding volume production, eliminating the time it would otherwise take to transfer production to a third-party fab. Through our ATS model, we specialize in co-creating advanced solutions with our customers that directly serve our end markets, such as infrared imaging, superconducting ICs for quantum computing and sensing, Rad-hard complementary metal oxide semiconductor (“CMOS”), integrated photonics, microelectromechanical systems (“MEMS”), technologies for biomedical and imaging applications, and advanced packaging. Our Wafer Services business includes the manufacture of silicon-based analog and mixed-signal ICs across our Minnesota and Texas fabs. Our focus on the differentiated analog and CMOS markets supports long product life-cycles and requirements that value performance over cost-efficiencies, and leverages our portfolio IP.

Our operations are comprised of two reportable segments:
•Legacy SkyWater: A pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility in Bloomington, Minnesota and advanced packaging services from its Kissimmee Florida facility. Legacy SkyWater provides ATS and Wafer Services product offerings.

•SkyWater Texas: A high-volume manufacturer that offers manufacturing services from its fabrication facility in Austin, Texas. SkyWater Texas provides Wafer Services product offerings focused on 200 mm semiconductor fabrication, copper processing, high-voltage technology services and 65 nm node infrastructure support.

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first nine months of 2025 and 2024 or are reasonably likely to impact our results in the future.
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
•In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) pursuant to which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The CHIPS Act authorizes the U.S. Department of Commerce to enable execution of awards under the CHIPS Act and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development. In December 2023, we submitted an application to the CHIPS Program Office of the U.S. Department of Commerce for funding through the CHIPS Act for modernization and equipment upgrades to enhance production at our Minnesota facility. In December 2024, we signed a preliminary memorandum of terms that provides for up to $16 million pursuant to the CHIPS Act, which is in addition to $19 million in incentives from the State of Minnesota. While we previously expected federal funding under the CHIPS Act to be received in 2026 and state incentives to be received in the fourth quarter of 2025, we can no longer predict when such funding will be received as a result of the U.S. government shutdown.
•We project customer-funded capital investment to be a significant driver of the success of our business model, as we expect customers to invest in our capabilities and enable us to develop technology platforms that will drive our future growth.
•Our overall level of indebtedness from our revolving credit agreement, which we refer to as the Revolver (as defined below and in Note 7 – Debt), financing arising from the sale and leaseback of the land and building of our Minnesota facility, which we refer to as the VIE Financing, financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment, which we refer to as the Tool Financing Loans, and the corresponding interest rates charged to us by our lenders, are key components of maintaining capital funding that allow us to continue to grow our business.
Acquisition
On June 30, 2025, the Company completed the acquisition of all of the issued and outstanding membership interests of Spansion Fab 25, LLC (“Fab 25”) a newly formed limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment, employees and certain other assets and liabilities related to Infineon Technologies AG’s (“Infineon”) 200 mm fab in Austin, Texas (the “Transaction”), pursuant to the amended Membership Interest Purchase Agreement, with Spansion LLC (“Spansion”), an affiliate of Infineon. The Transaction is expected to enhance SkyWater’s capabilities in foundational semiconductor manufacturing and strengthen its strategic position within North America’s semiconductor ecosystem.
In connection with the Transaction, the Company entered into a multi-year supply agreement with certain of Infineon’s subsidiaries under a take-or-pay arrangement for the first four-year period following the closing of the Transaction (the “Supply Agreement”). The Supply Agreement included an off-market component estimated at a fair value of $120.0 million which was included in the purchase price for the Transaction.
The total purchase consideration exchanged on the Transaction was $206.5 million, consisting of the $120.0 million fair value of the off-market component of the Supply Agreement and net cash payments of $86.5 million. Net cash paid consisted of the base purchase price of $73.0 million paid at closing, plus $19.9 million paid at closing for estimated working capital, offset by a return of cash of $6.4 million from Spansion during third quarter 2025 based on the final working capital. The Transaction was financed through proceeds received from the execution of an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Siena Lending Group LLC (“Siena”) and the other lenders party thereto on June 30, 2025.

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
Results of Operations
Third Quarter of 2025 Compared to the Third Quarter of 2024
The following table summarizes certain financial information relating to our operating results for the third quarter of 2025 and 2024.

	Third Quarter Ended
	September 28, 2025	September 29, 2024	Percentage Change

	(in thousands)
Consolidated statement of operations data:
Revenue	$150,741	$93,817	61%
Cost of revenue	114,520	73,582	56%
Gross profit	36,221	20,235	79%
Research and development expense	4,370	3,431	27%
Selling, general, and administrative expense	23,997	12,095	98%
Operating income	7,854	4,709	67%
Other income (expense)
Bargain purchase gain	110,790	—	—%
Interest expense	(5,322)	(1,988)	168%
Income before income taxes	113,322	2,721	NM
Income tax (benefit) expense	(31,830)	93	NM
Net income	145,152	2,628	NM
Less: net income attributable to noncontrolling interests	1,139	1,116	2%
Net income attributable to SkyWater Technology, Inc.	$144,013	$1,512	NM
Revenue
Revenue was $150.7 million for the third quarter of 2025 compared to $93.8 million for the third quarter of 2024, a increase of $56.9 million, or 61%. The following table shows revenue by service type and for the third quarter of 2025 and 2024:

	Third Quarter Ended
	September 28, 2025	September 29, 2024

	(in thousands)
ATS development	$54,196	$56,390
Tools	3,686	30,709
Wafer Services - Legacy SkyWater	6,245	6,718
Wafer Services - SkyWater Texas	86,614	—
Total	$150,741	$93,817
Advanced Technology Services (“ATS”) development revenue decreased $2.2 million, in the third quarter of 2025 compared to the third quarter of 2024. The decrease was primarily driven by an $8.1 million reduction in revenue in our aerospace and defense markets, driven by recent U.S. government policy shifts and changes in defense spending priorities.

These changes, coupled with delayed contract awards, have reduced program funding and slowed customer program development. These declines were partially offset by a $5.1 million year-over-year growth in the Company’s advanced compute technology market segment, which remains a key strategic growth driver. Additional contributors included a $0.2 million decrease in revenue for our medical end market, offset by a $0.7 million increase in our consumer and industrial end markets.
Tools revenue decreased $27.0 million in the third quarter of 2025 compared to the third quarter of 2024 driven by completion of several investment efforts by our customers to acquire tools that advance our capabilities for their ATS development programs.

SkyWater Texas wafer services revenue increased $86.6 million as a result of the Fab 25 acquisition. Of this amount, $8.6 million represents non-cash purchase accounting adjustments associated with the market supply agreement.

Legacy SkyWater wafer services revenue decreased by $0.5 million, primarily due to a $1.4 million decline in demand from a key automotive customer facing oversupply challenges in its consumer channel. This decrease was partially offset by a $1.1 million increase in revenue from an aerospace and defense customer transition from ATS to Wafer Services and a $0.3 million increase from a consumer customer.
Cost of revenue
Cost of revenue increased $40.9 million, or 56%, in the third quarter of 2025 when compared to the third quarter of 2024. The increase was primarily driven by $69.3 million higher cost of sales resulting from the inclusion of Fab 25 operations following the acquisition. This increase was partially offset by a $26.7 million decrease in cost of tool revenue based on delivery of several tools to our customers to advance our capabilities for their ATS development programs.
Legacy SkyWater direct expenses increased by $0.8 million overall. In the first quarter of 2024, we recorded an $8.0 million loss reserve and thereby accelerated the recognition of charges on a significant customer’s program as we estimated the program would incur future losses due to anticipated cost increases to complete and deliver the program technical requirements. By the end of the second quarter of 2024, $1.9 million of this loss reserve was released as estimated costs were actually incurred, leaving a $6.1 million remaining reserve. In the third quarter of 2024, we amended the customer contract, reducing the scope of the program and thereby reducing our estimated costs to complete the program. As a result of amending the contract, the program was projected to return to profitability and we released the remaining $6.1 million loss reserve into income. Additionally, cost of sales associated with a select group of aerospace and defense customers declined by $4.2 million as current funding limits were reached and development and program spend slowed. Other drivers include decreased customer activities resulted in $0.5 million more of engineer labor and direct costs being directed towards internal R&D efforts quarter-over-quarter, as well as a $0.4 million decline in masks, reticles, and pellicles spend as less customers are in early stages of development compared to last year.
Legacy SkyWater labor costs decreased by $2.7 million, driven by a $2.9 million decrease in bonus expense as a result of a third-quarter 2025 reversal of bonus accruals with performance results falling below bonus plan targets. Payroll expenses increased by $1.1 million primarily due to greater reliance on temporary employees and contractors to support the acquisition and integration of Fab 25.
Research and development expense
Research and development expense increased $0.9 million or 27%, in the third quarter of 2025 when compared to the third quarter of 2024. The increase was primarily driven by $0.5 million of incremental increases in engineering direct spend focused on internal R&D platform development activities. Additionally, labor increased $0.2 million to support these efforts.
Selling, general and administrative expense
Selling, general and administrative expense increased $11.9 million or 98%, in the third quarter of 2025 when compared to the third quarter of 2024. The increase was primarily driven by a $6.0 million of additional costs related to the Fab 25 acquisition. Additionally, in the third quarter of 2025 we incurred $3.1 million in one-time transition and integration expenses associated with Fab 25, $1.4 million of expenses associated with the transition service agreement (“TSA”) with Infineon, and $1.3 million of acquisition-related expenses needed to support the ongoing operations of Fab-25.
Interest expense
Interest expense increased $3.3 million or 168%, in the third quarter of 2025 when compared to the third quarter of 2024. The increase was primarily driven by significantly higher amounts outstanding on our revolving lending facility, as well as $0.2 million of incremental interest specific to Fab 25 operations.
Bargain Purchase Gain
In conjunction with the Fab 25 acquisition, we recognized a $110.8 million bargain purchase gain, representing the excess of the fair value of the acquired net assets over the purchase consideration.
Income Tax Expense
Income tax expense decreased by $31.9 million in the third quarter of 2025 when compared to the third quarter of 2024. During the third quarter of 2025, the Company concluded that the effects of the acquisition of Fab 25 would result in the realization of nearly all its deferred tax assets. As a result, the Company released a significant portion of the valuation allowance recorded against those assets and recognized $27.5 million of discrete tax benefit.
Net Income Attributable to SkyWater Technology, Inc.
Net income attributable to SkyWater Technology increased $142.5 million in the third quarter of 2025 when compared to the third quarter of 2024. The increase was the result of the net impacts of the changes described above related to the components of our results of operations.
Adjusted EBITDA
Adjusted EBITDA increased $14.8 million, or 135%, in the third quarter of 2025 when compared to the third quarter of 2024. The increase was a result of continued expansion within the advanced compute end market and the addition of Fab 25, partially offset by headwinds in the ATS business resulting from U.S. government policy impacts on defense spending and related funding. For a discussion of Adjusted EBITDA as well as reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “Non-GAAP Financial Measure.”

First Nine Months of 2025 Compared to the First Nine Months of 2024
The following table summarizes certain financial information relating to the Company’s operating results for the first nine months of 2025 and 2024.

	First Nine Months Ended
	September 28, 2025	September 29, 2024	Percentage Change

	(in thousands)
Consolidated statements of operations data:
Revenue	$271,100	$266,782	2%
Cost of revenue	209,723	216,453	(3)%
Gross profit	61,377	50,329	22%
Research and development expense	10,987	10,825	1%
Selling, general, and administrative expense	53,036	35,598	49%
Operating (loss) income	(2,646)	3,906	(168)%
Other income (expense)
Bargain purchase gain	110,790	—	100%
Interest expense	(8,771)	(6,859)	28%
Income (loss) before income taxes	99,373	(2,953)	NM
Income tax (benefit) expense	(30,704)	7	NM
Net income (loss)	130,077	(2,960)	NM
Less: net income attributable to noncontrolling interests	3,387	3,154	7%
Net income (loss) attributable to SkyWater Technology, Inc.	$126,690	$(6,114)	NM

Revenue
Revenue was $271.1 million for the first nine months of 2025 compared to $266.8 million for the first nine months of 2024, a increase of $4.3 million, or 2%. The following table shows revenue by service type for the first nine months of 2025 and 2024:

	First Nine Months Ended
	September 28, 2025	September 29, 2024

ATS development	$159,337	$179,244
Tools	5,967	65,048
Wafer Services - Legacy SkyWater	19,182	22,490
Wafer Services - SkyWater Texas	86,614	—
Total	$271,100	$266,782

ATS development revenue decreased by $19.9 million million largely due to a $28.6 million reduction in revenue in our aerospace and defense end market, driven by recent U.S. government policy shifts and changes in defense spending priorities. These changes, coupled with delayed contract awards, have reduced program funding and slowed customer program development. These declines were partially offset by $9.8 million of revenue growth in our advanced compute technology end market. Additional contributors included a $1.5 million decrease of revenue in our medical end market, offset by a $0.5 million increase in revenues for our consumer and industrial end markets.
Tools revenue decreased $59.1 million in the first nine months of 2025 compared to the first nine months of 2024 driven by completion of several investment efforts by our customers to acquire tools that advance our capabilities for their ATS development programs.

SkyWater Texas wafer services revenue increased $86.6 million from the Fab 25 acquisition, which expanded our manufacturing capacity. Of this amount, $8.6 million represents non-cash purchase accounting adjustments associated with the market supply agreement.

Legacy SkyWater wafer services revenue decreased by $3.3 million. The decrease was primarily driven by a $7.1 million reduction in sales to our key automotive customer, reflecting lower demand caused by oversupply in the customer product channels. Additionally, a $1.1 million decrease in revenue was the result of reduced production volume for medical customer. These decreases were partially offset by a $4.1 million increase in revenue from an aerospace and defense customer that transitioned from ATS to Wafer Services and a $0.7 million increase from a consumer customer.
Cost of revenue
Cost of revenue decreased $6.7 million or 3.1%, in the first nine months of 2025 compared to the first nine months of 2024. The decrease was primarily driven by a $57.9 million reduction in customer-funded tool costs as our customers completed a significant round of investment in tools. These decreases were partially offset by $69.3 million higher cost of sales resulting from the inclusion of Fab 25 operations following the acquisition.
Legacy SkyWater direct expenses declined by $16.3 million overall, primarily driven by $16.9 million lower cost of sales associated with a select group of aerospace and defense customers as current funding limits were reached and development and program spend slowed. Additionally, masks, and reticle spend decreased by $1.7 million as programs matured and early-stage spend on these items decreased. Warranty charges declined by $4.3 million, reflecting the non-recurrence of significant prior year production issues that affected yields for a major automotive customer. These decreases were offset by an increase in capital-adjacent expenses of $6.5 million that was driven by increased repairs, maintenance, and tooling costs to support ongoing production activity and equipment reliability initiatives.
Legacy SkyWater labor costs decreased by $1.0 million driven by a $2.0 million decrease in bonus expense as a result of a third-quarter 2025 reversal of bonus accruals with performance results falling below bonus plan targets. Payroll expenses increased by $1.0 million primarily due to greater reliance on temporary employees and contractors to support the acquisition and integration of Fab 25.

Legacy SkyWater depreciation decreased by $0.8 million, driven by the net effect of routine asset additions and retirements, as well as certain assets becoming fully depreciated during the period.

Selling, general and administrative expense
Selling, general and administrative expense increased $17.4 million or 49%, in the first nine months of 2025 compared to the first nine months of 2024. The increase was primarily driven by the $6.0 million contribution from the Fab 25 acquisition. Additionally, in the third quarter of 2025, we incurred $7.1 million in non-recurring transaction and integration expenses and $1.4 million of transaction service agreement expenses to support the ongoing operations of Fab 25.

Other Legacy SkyWater selling, general and administrative expenses increased $3.0 million, driven by a $1.2 million increase in the federal portion of the business due to the largely fixed nature of personnel, compliance, and infrastructure costs required to support ongoing government programs, $1.0 million in insurance expense due to higher coverage requirements and premiums associated with the significant increase in full-time employees resulting from the Fab 25 acquisition, $0.6 million temporary labor due to greater reliance for the acquisition, and $0.2 million of other fixed costs in various categories.

Interest expense
Interest expense increased $1.9 million or 28%, in the first nine months of 2025 compared to the first nine months of 2024. The Increase was primarily driven by significantly higher amounts outstanding on our revolving lending facility, as well as $0.2 million interest from Fab 25.
Bargain Purchase Gain
In conjunction with the Fab 25 acquisition, we recognized a $110.8 million bargain purchase gain, representing the excess of the fair value of the acquired net assets over the purchase consideration.
Income Tax Expense
Income tax expense decreased by $30.7 million in the first nine months of 2025 compared to the first nine months of 2024. During the first nine months of 2025, the Company concluded that the effects of the acquisition of Fab 25 would result in the realization of nearly all its deferred tax assets. As a result, the Company released a significant portion of the valuation allowance recorded against those assets and recognized $27.5 million of discrete tax benefit.
Net Loss Attributable to SkyWater Technology, Inc.
Net income attributable to SkyWater Technology increased $132.8 million in the first nine months of 2025 compared to the first nine months of 2024. The increase was the result of the changes described above related to the components of our results of operations.
Adjusted EBITDA
Adjusted EBITDA increased $8.0 million, or 33%, in the first nine months of 2025 compared to the first nine months of 2024. The increase was a result of continued expansion within the advanced compute end market and the addition of Fab 25, partially offset by headwinds in the ATS business resulting from U.S. government policy impacts on defense spending and related funding. For a discussion of Adjusted EBITDA as well as reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “Non-GAAP Financial Measure.”
Segment Performance
Legacy SkyWater Segment

	Third Quarter Ended			First Nine Months Ended
	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change

	(in thousands)
Revenue	64,127	93,817	(32)%	184,486	266,782	(31)%
Gross profit	18,956	20,235	(6)%	44,112	50,329	(12)%
Net income (loss)	26,456	2,628	907%	11,381	(2,960)	(484)%
Revenue
Legacy SkyWater revenue decreased $29.7 million, or 32%, from $93.8 million to $64.1 million when comparing the quarter ended September 29, 2024 with the quarter ended September 28, 2025.
Legacy SkyWater Tools revenue decreased $27.0 million. Given the low-margin nature of this category, the decrease resulted in a favorable mix effect on consolidated margins.
Legacy SkyWater ATS development revenue decreased by $2.2 million. The decrease was largely attributable to an $8.1 million reduction in revenue in our aerospace and defense end market, driven by recent U.S. government policy shifts and changes in defense spending priorities. These changes, coupled with delayed contract awards, have reduced program funding and slowed development on these customer programs. These declines were partially offset by a $5.1 million year-over-year growth in revenues for our advanced compute technology end markets. Additional contributors included a $0.2 million decrease in revenue from its medical end markets, offset by a $0.7 million increase in revenue its consumer and industrial end markets.
Legacy SkyWater Wafer Services revenue decreased by $0.5 million, primarily due to a $1.4 million decline in demand from a key automotive customer facing oversupply challenges in its product channels. This decrease was partially offset by a $1.1 million increase in revenue from an aerospace and defense customer that transitioned from ATS to Wafer Services and a $0.3 million increase from a consumer customer.

Legacy SkyWater revenue for the nine months ended September 28, 2025 decreased $82.3 million, or 31%, from $266.8 million to $184.5 million compared to the same period in 2024.
Legacy SkyWater Tools revenue declined $59.1 million due completion and delivery of many tool sales period-over-period. Given the low-margin nature of this category, the decrease resulted in a favorable mix effect on consolidated margins.
Legacy SkyWater ATS development revenue decreased by $19.9 million. The decrease was largely attributable to an $28.6 million reduction in aerospace and defense revenue, driven by recent U.S. government policy shifts and changes in defense spending priorities. These changes, coupled with delayed contract awards, have reduced program funding and slowed production on their programs. These declines were partially offset by $9.8 million growth in the segment’s advanced compute technology end market. Additional contributors included a $1.5 million revenue decrease in the segment’s medical revenue end market, offset by a $0.5 million increase in revenues for its consumer and industrial end market.
Legacy SkyWater Wafer Services revenue declined by $3.3 million primarily driven by a $7.1 million reduction in sales for the segment’s key automotive customer, reflecting lower demand caused by oversupply issues in the customer’s product channels. Additionally, a $1.1 million decrease resulted from reduced volume in the segment’s medical end markets. These decreases were partially offset by a $4.1 million increase in revenue from an aerospace and defense customer who transitioned from ATS to Wafer Services and a $0.7 million increase from a consumer customer.
Gross profit
Gross profit decreased for the third quarter ended September 28, 2025, as compared to the third quarter ended September 29, 2024. Gross profit as a percentage of segment revenues increased to 29.6% for the third quarter ended September 28, 2025, compared to 21.6% for the third quarter ended September 29, 2024, driven primarily by the decreases in revenues, as well as a $26.7 million reduction in costs of tools based on the timing of completed tool projects. Other significant drivers were a $6.1 million release of a contract loss reserve in the prior year as the program returned to expected profitability upon executing a contract modification that reduced program scope, offset by a $4.2 million decline in a select group of aerospace and defense customer cost of goods sold as direct spend on the programs slowed with the certainties tied to government funding. Additional changes include decreased customer activities resulted in $0.5 million more of engineer labor and direct costs being directed towards internal R&D efforts quarter-over-quarter, as well as a $0.4 million decline in masks, reticles, and pellicles spend as less customers are in early stages of development compared to last year, as well as a $1.1 million increase in payroll expenses arising from the close and integration of the Fab 25 acquisition, offset by $2.9 million reduction in bonus expense due to the reversal of bonus accruals as expected performance was lower than prior targeted.
Gross profit decreased for the first nine months ended September 28, 2025, as compared to the first nine months ended September 29, 2024. Gross profit as a percentage of segment revenues increased to 23.9% for the first nine months ended September 28, 2025, compared to 18.9% for the first nine months ended September 29, 2024, driven primarily by decreases in revenues, as well as a $61.1 million reduction in customer-funded tool costs based on the timing of completing various customer tool projects and a $16.9 million reduction in cost of sales associated with a select group of aerospace and defense customers as direct spend and program development slowed with the uncertainties tied to government funding of these customers’ programs. Additional decreases include decreased warranty maintenance $4.3 million as there was not a significant quality event in 2025, decreased spend on masks and reticles of $1.7 million as programs were more mature and program spending shifted to other development activities, and decreased bonus expense of $2.0 million. Offsetting these decreases include an increase in capital-adjacent expenses of $6.5 million that was driven by increased repairs, maintenance, and tooling costs to support ongoing production activity and equipment reliability initiatives, as well as a $1.4 million increase in payroll due to increased reliance on contractors and consultants tied to the close and integration of the Fab 25 acquisition.
Net income
Net income increased to $26.5 million in the third quarter of 2025 from $2.6 million for the third quarter of 2024. Net income increased $14.3 million, or 484% from a $3.0 million net loss for first nine months of 2024 to $11.4 million for the first nine months of 2025. The increase was the result of the $29.0 million tax gain recognized in quarter-to-date September 2025, as well as the net impacts of the changes described above related to the components of our results of operations.
SkyWater Texas Segment

	Three-Month Period Ended			Nine-Month Period Ended
	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change

	(in thousands)
Revenue	86,614	—	100%	86,614	—	100%
Gross profit	17,265	—	100%	17,265	—	100%
Net income (loss)	118,696	—	100%	118,696	—	100%

Revenue: Revenues for the three months ended and nine months ended September 28, 2025 included $86.6 million in Wafer Services revenue.
Gross profit: Gross profit was $17.3 million and gross margin was 19.9% for the third quarter ended and first nine months ended September 28, 2025.
Net Income: Net income was $118.7 million for the third quarter ended and nine months ended September 28, 2025.
Please refer to Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information about the acquisition of Fab 25 which established SkyWater Texas.

Liquidity and Capital Resources
General
For the three-months ended September 28, 2025, and fiscal year ended December 29, 2024, the Company incurred net income attributable to SkyWater Technology, Inc. of $144.0 million and net losses of $6.8 million, respectively. As of September 28, 2025 and December 29, 2024, the Company held cash and cash equivalents of $30.9 million and $18.8 million, respectively.
SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 7 – Debt), and other sources of financing. The current business plans indicate that the Company maintains sufficient liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the consolidated financial statements are issued. As a result of amendments made on June 30, 2025, the Revolver matures on June 30, 2030 and provides for a maximum revolving facility amount of $350.0 million.
We had $30.9 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $65.0 million at September 28, 2025. We are subject to certain liquidity and EBITDA covenants under the Amended Loan Agreement, as outlined in the section below entitled “Indebtedness.”
Open Market Sale Agreement
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the “ATM Program”). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100.0 million in shares of the Company’s common stock. During the nine-month period ended September 28, 2025 and September 29, 2024, the Company did not sell shares under the ATM Program. From the date of the ATM Program through September 28, 2025, the Company has cumulatively sold 2,516,586 shares at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25.1 million before deducting sales commissions and fees of approximately $1,212. The Company used the net proceeds to pay down the Revolver and fund its operations.
As of September 28, 2025, the Company was authorized to sell an additional $74.9 million in shares under the ATM Program.
Capital Expenditures
For the third quarter of 2025 and 2024, we spent approximately $20.5 million and $11.7 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to improvements at our Minnesota facility and the development of our advanced packaging capabilities at our Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures for the remainder of fiscal 2025.
We have approximately $24.5 million of contractual commitments relating to various anticipated capital expenditures outstanding at September 28, 2025 that we expect to pay during the remainder of 2025 through cash on hand and operating cash flows.
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
At September 28, 2025, the outstanding balance of our Revolver was $155.0 million, and our remaining availability under the Revolver was $65.0 million.
The following table sets forth general information derived from our interim condensed consolidated statement of cash flows for the third quarter of 2025 and 2024:

	First Nine Months Ended
	September 28, 2025	September 29, 2024

	(in thousands)
Net cash provided by operating activities	$7,107	$19,739
Net cash used in investing activities	$(106,959)	$(9,159)
Net cash provided by (used in) financing activities	$111,903	$(8,278)
Cash and Cash Equivalents
At September 28, 2025 and December 29, 2024, we had $30.9 million and $18.8 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash provided by operating activities was $7.1 million during the first nine months of 2025, a decrease of $12.6 million from $19.7 million of cash provided by operating activities during the first nine months of 2024.The decrease in cash provided by operating activities during the first nine months of 2025 was driven primarily by contract liabilities changes and cash outflows specific to Fab 25 operations. Other decreases to operating cash flows were driven primarily by increases in accounts receivable and Company prepaid balances.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. .Net cash used in investing activities was $107.0 million during the first nine months of 2025 compared to $9.2 million during the first nine months of 2024 as we continue to invest in our development and manufacturing capabilities and due to the acquisition of Fab 25. The increase in cash used in investing activities during the first nine months of 2025 reflects the increased capital spending on property and equipment compared to the same period in 2024.
Financing Activities
Net cash provided by financing activities was $111.9 million during the first nine months of 2025 from net cash used in financing activities of $8.3 million during the first nine months of 2024. The increase in net cash provided by financing activities during the first nine months of 2025 was primarily driven by the increase in net draws on our Revolver.

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
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement with Siena, which was amended on November 19, 2024 to extend the maturity date to December 31, 2028 and increase the total borrowing capacity to $130.0 million (the “Revolver”). On June 30, 2025, we entered into the Amended Loan Agreement with Siena and the other lenders party thereto, which replaced the prior Loan and Security Agreement, as amended, to further amend the credit facility and increase the borrowing base in connection with the Transaction. The Amended Loan Agreement significantly increased our borrowing capacity from $130.0 million to $350 million, increased the borrowing base under the Revolver, and extended the maturity date to June 30, 2030. The Amended Loan Agreement enhanced availability under the borrowing base, increased the allowable unfunded capital expenditures from $15.0 million to $44.0 million for 2025, and increased our minimum liquidity requirement from $15 million to $30 million. We expect these changes to improve our liquidity profile and support continued investment in strategic capital growth initiatives.

The Company has incurred $4.2 million of debt issuance costs in connection with the Amended Loan Agreement, which is being amortized as additional interest expense over the term of the Revolver. At September 28, 2025, we had borrowings of $155.0 million and availability of $65 million under the Revolver.

Under the Amended Loan Agreement, the Company may be required to prepay the unpaid principal balance of the loans following specified prepayment events in the amount of 100% of the net proceeds received by the Company or any borrower with respect to such prepayment event. Borrowing under the Amended Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory and equipment, subject to various conditions and limits as provided in the Amended Loan Agreement. The Amended Loan Agreement also provides for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. Under certain circumstances, Siena may from time to time establish and revise reserves against the borrowing base and/or the maximum revolving facility amount.
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

The Amended Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights and financial conditions, the Amended Loan Agreement requires $10 million in minimum EBITDA (as defined in the Amended Loan Agreement) calculated as of the last day of each calendar month for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of the amounts set forth in the Amended Loan Agreement calculated as of the last day of each calendar year commencing December 31, 2025, requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than (i) $30 million prior to the consummation of a sale and leaseback transaction on certain owned real property in Austin, Texas or (ii) $80 million following the consummation of such sale and leaseback transaction, and requires the Borrowers maintain liquidity of at least $70 million at all times following such sale and leaseback transaction. In addition, the Amended Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of September 28, 2025, we were in compliance with applicable covenants of the Amended Loan Agreement and expect to continue to be in compliance with applicable financial covenants over the next twelve months.
Due to a lockbox clause in the Amended Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the interim condensed consolidated balance sheets in accordance with U.S. GAAP.
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
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a triggering event existed and the lender’s protective rights were enforceable during the first half of fiscal year 2024. Pursuant to its protective rights, the lender had retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of September 28, 2025.
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
Tool Financing Loans
We, from time to time, enter into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. In the third quarter of fiscal year 2025, we did not enter into any new arrangements to sell manufacturing tools and other equipment to financing lenders. In fiscal year 2024, these arrangements totaled $8.5 million. These agreements include bargain purchase options at the end of the lease terms, which we intend to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the consolidated balance sheets.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Debt - Refer to Note 7.
•Capital expenditure commitments - Refer to Note 10.
•Capital lease commitments - Refer to .
•Sale leaseback obligation - Refer to Note 11.
•Income Taxes - Refer to Note 8.
•Other commitments and contingencies - Refer to Note 10.
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
There have been no changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 29, 2024, expect for the critical accounting policy set forth below.
Business Combinations
We account for business combinations using the acquisition method in accordance with ASC Topic 805, Business Combinations (“Topic 805”), recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and any non-controlling interests at their fair values as of the acquisition date. The total purchase consideration transferred, including cash paid, equity issued, contingent payments and other forms of consideration is also measured at fair value as of the acquisition date. When the total consideration transferred exceeds the fair value of net assets acquired, the excess is recorded as goodwill. When the total consideration transferred is less than the fair value of net assets acquired, a bargain purchase gain is recorded.

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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net (loss) income before interest expense, income tax (benefit) expense, depreciation and amortization, and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests, equity-based compensation expense, management transition expense, transaction costs and bargain purchase gain.
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

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

	(in thousands)
Net income (loss) attributable to SkyWater Technology, Inc.	$144,013	$1,512	$126,690	$(6,114)
Interest expense	5,322	1,988	8,771	6,859
Income tax (benefit) expense	(31,830)	93	(30,704)	7
Depreciation and amortization, net	12,186	4,166	20,844	13,295
EBITDA	129,691	7,759	125,601	14,047
Equity-based compensation expense (1)	2,664	2,018	6,825	6,105
Management transition expense (2)	—	97	—	761
Transaction and integration costs (3)	3,087	—	7,068	—
Net income attributable to noncontrolling interests (4)	1,139	1,116	3,387	3,154
Bargain purchase gain (5)	(110,790)	—	(110,790)	—
Adjusted EBITDA	$25,791	$10,990	$32,091	$24,067
__________________
(1)Represents non-cash equity-based compensation expense.
(2)Represents the cost of severance, separation, and other termination benefits related to the reorganization of the manufacturing, sales, marketing, and operations leadership team.
(3)Represents transaction and integration costs associated with the Company's June 30, 2025 acquisition of Fab 25, including legal fees, professional services fees, consultant fees, and other costs to effectuate the closing of the transaction and integration of the acquired business.
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
(5)Represents the preliminary bargain purchase gain recognized on the acquisition of Fab 25 on June 30, 2025. The total consideration paid by the Company to acquire Fab 25 was less than the fair value of the next assets acquired and necessitate the recognition of the bargain purchase gain pursuant to GAAP. The amount of the bargain purchase gain is impacted by the fair values assigned to the net assets acquired in purchase accounting. Values in this regard, as well as related tax impacts, are preliminary in nature as of the date of this release and are subject to finalization in the next several quarters as allowed by GAAP. Changes in values are to be expected and could be significant as this work is finalized. Any adjustments recognized to finalize purchase accounting will impact the amount of the bargain purchase gain arising from the acquisition and will be reflected on a prospective basis in future quarters.

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
Interest Rate Risk
At September 28, 2025, the outstanding balance of our Revolver was $155.0 million, which bears interest at a variable rate. At September 28, 2025, the rate in effect was 8.6% . Based on the outstanding balance of our Revolver at September 28, 2025, a 100 basis point increase in the interest rate would increase interest expense by $1.6 million annually.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 28, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 28, 2025 due to the material weakness in our internal control over financial reporting described below.
In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and, notwithstanding the material weakness in internal control over financial reporting, has concluded that our condensed consolidated balance sheets as of September 28, 2025 and December 29, 2024, the related condensed consolidated statements of operations, shareholders’ equity, and cash flows for the three- and nine-month periods ended September 28, 2025 and September 29, 2024, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.
Previously Reported Material Weakness
As disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 29, 2024, we identified a material weakness in our revenue accounting process related to the ineffective design and operation of revenue-related internal controls. An inappropriate level of privileged access to the Company’s manufacturing application and its databases used in the revenue accounting process exists. Information technology general controls are not sufficient in design as the Company does not maintain controls over the provisioning of privileged user access or the monitoring of that access. As data is obtained from these databases to process revenue transactions, IT-dependent manual revenue controls that rely on data from the manufacturing application and its databases are also deemed ineffective because they could have been adversely impacted by the access deficiencies.
As of September 28, 2025, we continue to have a material weakness in our revenue accounting process related to the design and operation of revenue-related internal controls, including the information and communications aspects of these controls across the organization, which resulted in immaterial misstatements to revenue and revisions in our historical financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plans
Remediation of the material weakness in the revenue accounting process will require the Company to design and implement system improvements to either remove the privileged access to the manufacturing application and its databases or develop and implement controls from which changes processed via the privileged access are monitored and evaluated, as well as enhancements to our IT-dependent manual controls, including the consideration of risk assessment and information and communication aspects of these controls across the organization.
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
Changes in Internal Control Over Financial Reporting

On June 30, 2025, we completed the acquisition of Fab 25 and are currently integrating it into our operations and internal control processes. As part of this integration, we are evaluating Fab 25’s control environment and implementing new and redesigned existing internal controls as needed. In accordance with U.S Securities and Exchange Commission guidance, the assessment of Fab 25’s internal controls may be excluded from our overall evaluation of internal control effectiveness for up to one year following the acquisition; therefore, our assessment remains ongoing.
Other the integration of Fab 25 into our internal control processes, there were no changes in our internal control over financial reporting that occurred during the three- and nine-month period ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 28, 2025 we had $183.8 million of total debt on a consolidated basis. We funded the net cash purchase price for the Transaction of approximately $86.5 million with net borrowings under our Loan Agreement (as defined below), which materially increased our indebtedness. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We may need to raise additional capital to expand or if positive cash flow is not achieved and maintained. As of September 28, 2025, our available cash balance, not including cash held by a variable interest entity that we consolidate, was $30.9 million. We may be required to pursue sources of additional capital through various means, including joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, and debt or equity financings, including sales of our common stock under our at-the-market offering program. If we raise additional equity or securities convertible or exchangeable for our equity, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Newly-issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that could have additional dilutive effects. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, we may have to relinquish valuable rights to our technologies or other assets, or grant licenses on terms unfavorable to us. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses, and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which could adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings.

In addition, our ability to execute our operating strategy is dependent on our ability to maintain liquidity and continue to access capital through our Amended and Restated Loan and Security Agreement (the “Loan Agreement”), which provides for a revolving line of credit of up to $350.0 million with scheduled maturity date of June 30, 2030, and other sources of financing. Borrowing under the Loan Agreement is limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory, and equipment, subject to various conditions and limits as provided in the Loan Agreement. The Loan Agreement also provides for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. We have also obtained a support letter from Oxbow Industries, an affiliate of our principal stockholder, to provide funding in an amount up to $12.5 million, if necessary, to enable us to meet our obligations as they become due. Pursuant to the support letter, such funding would be in the form of a loan or equity investment. However, if such funding is required and Oxbow Industries does not provide additional funding to us, our liquidity, business, results of operations and financial condition could be materially and adversely impacted. The support letter expires March 18, 2026.

We believe our expected results of operations, cash and cash equivalents on hand and available borrowings from our Loan Agreement will provide sufficient liquidity to fund our operations for the next twelve months from the date of issuance of the consolidated financial statements in this Quarterly Report on Form 10-Q; however, we may need to seek additional financing and cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly, which could materially and adversely impact our business, results of operations and financial condition.

Our indebtedness could adversely affect our cash flows and limit our flexibility to raise additional capital.

We have a significant amount of indebtedness and may need to incur additional debt to support our growth. As of September 28, 2025, our indebtedness totaled $183.8 million, consisting of $155.0 million under our Loan Agreement currently with an interest rate of 8.6%, subject to adjustment in accordance with the terms of the Loan Agreement, $8.5 million of tool financing, which is inclusive of a $4.6 million obligation from a sale leaseback transaction entered into in the second quarter of 2025, and a $33.8 million financing from the sale of the land and building representing our corporate headquarters in Minnesota (the “Financing”). Recent significant increases in interest rates have increased our borrowing costs and continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness, refinancing our outstanding indebtedness, and increase the cost of any new indebtedness.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three-month period ended September 28, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Amended and Restated Loan and Security Agreement among the Company, the subsidiary borrowers named therein, Siena Lending Group LLC, as agent, and the lenders named therein. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).

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

SkyWater Technology, Inc.

Date: November 12, 2025	By: /s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

By: /s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)