Form 10-K
period 2025-12-28
SkyWater Technology, Inc
filed 2026-03-11
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock of the registrant held by non-affiliates as of June 29, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the Nasdaq Stock Market on such date of $9.89, was approximately $312.5 million.
On March 6, 2026, there were 47,995,078 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended December 28, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•our ability to operate our fabrication facilities at full capacity;
•our ability to appropriately respond to changing technologies on a timely and cost-effective basis;
•our customer relationships and our ability to retain and expand our customer relationships;
•the timing and amount of funding our customers are able to secure for their purchase commitments;
•our ability to accurately predict our future revenues for the purpose of appropriately budgeting and adjusting our expenses;
•our expectations regarding dependence on our largest customers;
•our ability to diversify and expand our customer base and develop relationships in new markets;
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

•risks and uncertainties associated with the proposed Mergers with IonQ (as defined below), including the following:
◦the risk that approval of our stockholders and regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by IonQ and SkyWater;
◦IonQ’s ability to integrate SkyWater’s operations in a successful manner and in the expected time period following consummation of the proposed Mergers;
◦the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period;
◦the occurrence of any event, change or other circumstance that could give rise to the termination of the IonQ Merger Agreement;
◦risks that the anticipated tax treatment of the potential transaction is not obtained, or other unforeseen or unknown liabilities;
◦customer or other stakeholder support, or unexpected future capital expenditures;
◦potential litigation relating to the potential transaction that could be instituted against IonQ and SkyWater or their respective directors, and the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
◦the effect of the announcement, pendency or completion of the potential transaction on the parties’ business relationships and business generally, and the risks that the potential transaction disrupts current plans and operations of IonQ or SkyWater and potential difficulties in SkyWater employee retention as a result of the transaction, as well as the risk of disruption of IonQ’s or SkyWater’s management and business disruption during the pendency of, or following, the potential transaction;
◦uncertainties as to whether the potential transaction will be consummated on the anticipated timing or at all, or if consummated, will achieve its anticipated economic benefits;
◦negative effects of the announcement of the transaction, and the pendency or completion of the proposed acquisition on the market price of IonQ’s or SkyWater’s common stock and/or operating results; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
•We may not complete the proposed IonQ Mergers within the time frame we anticipate or at all, which could have an adverse effect on our stock price as well as our business, financial results and/or operations.
•We will be subject to various business uncertainties while the IonQ Mergers are pending that may cause disruption.
•If any of our semiconductor foundries are damaged or becomes inoperable, we will be unable to develop or produce wafers in a timely manner, if at all, and our business would be materially adversely affected.
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
•A significant portion of our sales are derived from three customers, the loss of which would adversely affect our financial results.
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
•We are a party to a public-private partnership, and if we or our counterparty fails to meet the obligations of our agreement, or if we are not able to realize some or all of the anticipated benefits of such partnership in the anticipated time frame or at all, our business, results of operations and financial condition may be materially and adversely affected.
•If we are unable to attract, train, and retain highly qualified personnel, the quality of our services may decline, and we may not successfully execute our internal growth strategies.

•Changes in trade policies, including the imposition of, or increase in tariffs and changes to existing trade agreements, could negatively impact our business, financial condition and results of operations.
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
•Changes to U.S. Department of War (“DoW”) business practices could have a material effect on the DoW’s procurement process and adversely impact our current programs and potential new awards.
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

PART I
ITEM 1.    BUSINESS
Overview
SkyWater Technology, Inc., together with its consolidated subsidiaries, is a U.S.-based, independent, pure-play semiconductor foundry providing foundational-node manufacturing, advanced technology development, and advanced packaging services through an integrated, multi-site operating model. We operate exclusively within the United States, with fabrication and packaging facilities in Minnesota, Texas, and Florida.
Our operations are designed to support customers that require secure, domestic manufacturing, long product life cycles, high reliability, and close engineering collaboration. Our business model integrates production-scale manufacturing with advanced technology development, enabling customers to transition specialized semiconductor technologies efficiently from development to volume production. We support a broad array of applications where continuity of supply, manufacturability, and long-term availability are as critical as device performance. This integrated approach positions SkyWater as a leading domestic manufacturing partner for commercial and government customers.
Before we began independent operations, our Minnesota fab was owned and operated by Cypress Semiconductor Corporation (“Cypress”), as a captive manufacturing facility for 26 years. We became an independent company in 2017 when we were acquired by an affiliate of Oxbow Industries, LLC as part of a divestiture from Cypress. Prior to the closing of our initial public offering (“IPO”), we converted into a Delaware corporation and changed our name to SkyWater Technology, Inc. On April 23, 2021, we completed our IPO and issued 8,004,000 shares of common stock. Shares of our common stock began trading on the Nasdaq Stock Market on April 21, 2021 under the symbol “SKYT”.
Foundational Semiconductor Technologies in the Modern Economy
This context is central to understanding SkyWater’s business model, service offerings, and manufacturing strategy.
Semiconductor technologies are often described by minimum feature size or process node. While leading-edge digital nodes are essential for certain high-performance computing applications, a substantial portion of the global semiconductor market relies on foundational nodes—mature and specialty process technologies typically manufactured on 200 millimeter (mm) wafers at technology nodes such as 28 nanometer (nm) and larger.

Framing The Landscape – Tech Nodes and Wafer Sizes

Advanced Nodes
Foundational Nodes
?
1.5nm
2nm
5nm
7nm
14nm
28nm
45nm
65nm
90nm
130nm
180nm
250nm
350nm
200mm Wafer Fabs
300mm Wafer Fabs
Digital Computing
High BW Memory
High-Speed, Low-Power
Sensors
Power Management
RF
Analog / Mixed-Signal Processing
Critical US Industries Rely on a Spectrum of Microelectronics Technologies
AI/HPC
Telecom
Mobile Compute
BioMed
Manufacturing
Auto/ Transportation
Aerospace
Defense

skywater

©2025 SkyWater Technology. Proprietary.

Foundational-node semiconductors perform critical functions across modern electronic systems, including sensing, power management, signal conditioning, control logic, connectivity, timing, and interface functions. These devices are frequently embedded alongside advanced processors within larger systems to support reliable operation, safety, and system-level performance. In many applications, foundational-node devices are selected not for minimum feature size, but for characteristics such as robustness, longevity, analog performance, radiation tolerance, and predictable supply over extended product life cycles.
Products and systems across aerospace and defense, automotive, industrial automation, medical devices, energy infrastructure, and emerging computing platforms depend on foundational-node semiconductors. These applications often remain in production for decades, require stable and repeatable manufacturing processes, and depend on continuity of supply that is incompatible with rapid node migration or short technology life cycles.
Over the past several decades, a significant portion of global manufacturing capacity for foundational-node semiconductors migrated offshore, driven by cost optimization and industry consolidation. This shift increased geographic concentration of supply outside the United States. Recent supply disruptions and geopolitical developments have underscored risks associated with this concentration and highlighted the strategic importance of U.S. domestic manufacturing capabilities for foundational technologies.
SkyWater’s manufacturing strategy focuses on operating and expanding a U.S.-based foundry platform dedicated to foundational-node wafer fabrication and advanced packaging. These technologies are expected to remain an important component of the global semiconductor ecosystem due to their role in system architectures, the long product life cycles they support, and increasing emphasis on supply chain resilience, security, and domestic availability.
Long-Term Industry Trends
We believe several long-term industry trends underpin demand for SkyWater’s services and capabilities:
•System-level complexity and integration: Modern electronic systems increasingly combine advanced processors with foundational-node devices for power management, sensing, control, and interface functions. The increasing complexity of these systems supports continued demand for foundational technologies alongside leading-edge logic.
•Extended product life cycles: End markets such as aerospace and defense, automotive, industrial, and medical devices require semiconductor components that remain available and supported over extended time horizons. These requirements favor mature and specialty process technologies with stable manufacturing platforms.
•Supply chain resilience and domestic sourcing: Customers and governments are placing increased emphasis on geographic diversity, security, and transparency in semiconductor supply chains. Domestic manufacturing of foundational technologies supports continuity of supply for critical applications.
•Evolution of integrated device manufacturer (“IDM”) business models: Many semiconductor companies are adopting fab-lite or fabless operating models, outsourcing manufacturing to reduce capital intensity and increase flexibility. This shift is expanding demand for pure-play foundry services, including for foundational-node technologies that require specialized processes and long-term manufacturing support.
•Broad-based growth in semiconductor content: Semiconductor demand continues to expand across industries as electronic functionality becomes more deeply embedded in products and infrastructure. This growth includes analog, mixed-signal, power, sensing, and control technologies manufactured at foundational nodes.
•Emerging computing platforms: Certain emerging computing architectures, including quantum computing, rely on specialty materials, mature nodes, and advanced packaging rather than leading-edge digital scaling.
•Advanced packaging adoption: As transistor scaling slows, advanced packaging is increasingly used to improve system performance and integration, driving demand for coordinated wafer fabrication and packaging capabilities.
Collectively, we believe these trends support sustained demand for integrated wafer fabrication and advanced packaging services and reinforce the relevance of foundational-node manufacturing and pure-play foundry models within the semiconductor ecosystem.
Manufacturing Footprint and Facilities
SkyWater operates a multi-site, U.S.-based semiconductor manufacturing and packaging footprint focused on foundational technology nodes and specialized applications.
Our Minnesota facility has a long operating history and serves as a center for advanced technology development and high-mix semiconductor manufacturing. The site supports a broad portfolio of analog, mixed-signal, MEMS, and specialty CMOS technologies, as well as development programs for emerging applications that require close coordination between engineering and manufacturing.
SkyWater also operates an advanced packaging facility in Kissimmee, Florida, through the Center for NeoVation. This facility supports development and manufacturing of advanced packaging solutions, including fan-out wafer-level packaging, silicon interposers and hybrid wafer bonding. These capabilities support a range of heterogeneous integration approaches and enable system-level solutions using both SkyWater-manufactured wafers and wafers fabricated at other foundries.
In 2025, SkyWater expanded its manufacturing scale through the acquisition and integration of Fab 25 in Austin, Texas ("SkyWater Texas"). This facility significantly increased the Company’s 200 mm wafer manufacturing capacity for foundational nodes, including technologies in the 130 nm to 65 nm range. The Texas facility added production-oriented infrastructure and complementary capabilities, increasing available wafer throughput and supporting higher-volume domestic manufacturing programs while maintaining operational flexibility.
Together, these facilities operate as an integrated domestic network designed to balance scale, flexibility, and specialization within a secure domestic footprint.
Business Model
SkyWater’s business model is designed to support an evolution in semiconductor innovation, in which customer differentiation increasingly occurs across the full technology stack, rather than solely at the circuit or design level. Historically, semiconductor innovation relied on standardized foundry processes that enabled differentiation primarily through circuit design. As device scaling has slowed and system requirements become more complex, differentiation has increasingly shifted toward process technology, materials, device physics, integration schemes, and packaging.
SkyWater addresses this shift by integrating wafer fabrication and advanced packaging across two primary service categories: Advanced Technology Services ("ATS") and Wafer Services ("WS"). Both ATS and WS span wafer processing and advanced packaging, enabling customers to engage with SkyWater in areas where differentiation is occurring—within the process and integration stack.
Our operations are comprised of two reportable segments:
Legacy SkyWater: A pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility in Bloomington, Minnesota and advanced packaging services from its Kissimmee Florida facility. Legacy SkyWater provides ATS and Wafer Services product offerings.
SkyWater Texas: A high-volume manufacturer that offers manufacturing services from its fabrication facility in Austin, Texas. SkyWater Texas provides Wafer Services product offerings focused on 200 mm semiconductor fabrication, copper processing, high-voltage technology services and 65 nm node infrastructure support.

A New Relationship Between Innovators and Foundries

Beyond Moore's Law innovation moves inside the process — redefining collaboration, IP, and trust.

Transistor Scaling Era
Beyond Moore's Law
Customers differentiate via chip design
↑ Chip Design
↓ Process Design
Common foundry process technology
Full stack technology differentiation

Then: Standard CMOS allowed design-level differentiation above a fixed process.

Now: Differentiation happens *within* the process — new materials, device physics, and integration schemes.

Beyond Moore's Law: Innovators must *co-develop with* the foundry, not just design *on* it.

skywater

©2025 SkyWater Technology. Proprietary.

We streamline the concept to production journey.

TECHNOLOGY AS A SERVICE (TaaS)

ADVANCED TECHNOLOGY SERVICES	+	WAFER SERVICES
Enable co-creation of differentiated solutions which are the unique expression of the combined customer/SkyWater multi-disciplinary technology teams.		Supply customers with ICs and microdevices for commercial or mission ready products.

skywater

16

©2025 SkyWater All Rights Reserved. Proprietary.

A core element of SkyWater’s value proposition is the ability for customers to develop and manufacture differentiated technologies within a single, production-grade environment. By enabling innovation and production to occur on the same foundry platform, customers benefit from early focus on quality, yield, reliability, and manufacturability, rather than developing technologies in isolated or non-production settings.
This integrated model also addresses the intellectual property sensitivity associated with many advanced and specialty semiconductor programs. Conducting development and manufacturing within a single trusted foundry environment reduces the need to transfer process knowledge, data, or materials between multiple external facilities, helping customers limit exposure of proprietary technologies.

SkyWater’s integrated ATS and WS model can also reduce time to market. By eliminating the transfer and requalification of processes at a separate manufacturing facility, customers can avoid additional qualification cycles that may otherwise extend development timelines by 12 to 24 months. This continuity supports a more direct transition from development to volume manufacturing and allows customers to respond more efficiently to market requirements.
ATS engagements support customer-funded development activities spanning materials, devices, process flows, and packaging architectures. These programs are conducted within production-oriented manufacturing environments, enabling customers to co-develop technology directly with the foundry while addressing manufacturability, yield, and scalability early in the development process. ATS programs often form the basis for differentiated technologies that are not achievable using standard foundry processes.
Wafer Services provide production manufacturing for both established platform technologies and customer-specific technologies that emerge from ATS programs. As development efforts mature and technologies are qualified, customers may transition directly into sustained manufacturing without transferring processes or intellectual property to a third-party foundry. This integrated model supports continuity of supply and long-term manufacturing for differentiated technologies.
This approach reflects a broader industry shift toward closer collaboration between innovators and foundries, as semiconductor differentiation increasingly depends on co-development across the full technology stack rather than design alone.
Advanced Technology Services
Through ATS, SkyWater collaborates with customers to develop specialized semiconductor process technologies for applications that require customization, reliability, or non-standard integration. These engagements are conducted within production manufacturing environments, enabling early focus on yield, repeatability, and manufacturability.

TaaS: Concept to Production Services

Advanced Technology Services (ATS)

CONCEPT & FEASIBILITY

TECHNOLOGY DEMONSTRATION

PROCESS DEVELOPMENT

Wafer Services

DEVICE DESIGN

DEVICE QUALIFICATION

VOLUME MANUFACTURING

Technology as a Service:

- ✓ **Efficient R&D**
- ✓ **Accelerated Time-to-Market**
- ✓ **Volume Manufacturing**

skywater

17

©2025 SkyWater All Rights Reserved. Proprietary.

ATS programs may involve new materials, device structures, process flows, or integration approaches and are typically structured as customer-funded engagements. By aligning development activities directly with manufacturing operations, customers can transition technologies into production more efficiently than development conducted in isolated prototyping environments.
Wafer Manufacturing Services
SkyWater provides wafer manufacturing services for analog, mixed-signal, MEMS, and specialty CMOS devices, primarily on 200 mm wafers. The Company focuses on foundational technology nodes that prioritize performance, reliability, and longevity rather than minimum feature size. These technologies support applications with long deployment horizons and demanding operating requirements.
Wafer Services include both the manufacture of established platform technologies and the production of customer-specific technologies that originate from ATS programs. As ATS engagements mature and processes are qualified for manufacturing, customers may transition these customized technologies into Wafer Services for sustained production. This model supports continuity from development through volume manufacturing without transferring processes to a third-party foundry.
The integration of SkyWater Texas in 2025 expanded domestic manufacturing scale for foundational nodes, increasing available throughput and enabling support for higher-volume programs while maintaining high-mix manufacturing flexibility. Wafer manufacturing services are supported by established process technologies, design enablement, and operational infrastructure tailored to customized and specialty production requirements.

SkyWater Share Increases 4x for 200mm U.S. Foundry Capacity for Foundational Nodes

Foundational Nodes
≥ 65nm

Capacity Pre-Transaction

Other
22%
Global
Foundries
23%
TSMC
17%
Tower
Semiconductor
33%
SkyWater
4%

Capacity Post-Transaction

Other
19%
Global
Foundries
20%
TSMC
15%
Tower
Semiconductor
29%
SkyWater
17%

Acquisition adds ~400k wafer/year capacity to the 200mm U.S. foundry supply base for foundational semiconductors skywater

9

Source: SkyWater's internal fab capacity data. All others obtained from SEMI World Fab Forecast, June 4, 2025.

©2025 SkyWater All Rights Reserved. Proprietary.

Advanced Packaging
Advanced semiconductor packaging has become an increasingly important component of system performance and integration. SkyWater Technology’s Florida operations provide advanced packaging development and manufacturing capabilities that enable the integration of multiple devices, functions, or technologies within a single package.
These advanced packaging services support both SkyWater-manufactured wafers and wafers sourced from other foundries, allowing customers to access domestic packaging capabilities regardless of wafer origin. This expands SkyWater’s scope beyond wafer fabrication and supports participation in system-level solutions for commercial and government applications.
Raw materials
As a manufacturer of high precision products, we maintain critical supplier relationships to ensure high quality starting materials are available to be used in our processing activities. These raw materials include silicon wafers, high-purity compressed gases, high-purity metals for film deposition processes, high-purity acid, base, and cleaning solutions for various wet processing steps, and semiconductor grade photoresist and developer for photolithography. Our principal suppliers for these materials are:
• Globalwafers Co. LTD. (silicon wafers)
• SEH America Inc, subsidiary of Shin-Etsu Handotai, Ltd. (silicon wafers)
• Honeywell Electronic Materials, Inc. (metal sputtering targets)

• JX Metals USA, Inc. (metal sputtering targets)
• Linde, Inc. (bulk and specialty gases)
• Airgas USA LLC (specialty gases)
• EMD Performance Materials Corp (Versum) (specialty chemicals and gases)
• CMC Chemicals, Inc. (a subsidiary of Entegris) (process and chemical mechanical polishing chemicals)
• Rohm and Haas EM LLC (a subsidiary of DuPont) (photoresist)
• JSR Micro Inc. (photoresist)
• FUJIFILM Electronic Materials USA, Inc. (photoresist)
• Tokyo Ohka Kogyo America, Inc. (photoresist)
• Moses Lake Industries Inc. (developer)
End Markets
SkyWater serves customers across end markets where domestic manufacturing, supply continuity, long product life cycles, and technical differentiation are critical. Our primary end markets include:
•Aerospace and defense (A&D): Including trusted and secure microelectronics, radiation-tolerant and radiation-hardened devices, and mission-critical systems supporting U.S. government and defense programs.
•Quantum computing: Including superconducting and other specialized device architectures that require tight integration between process development, manufacturing, and advanced packaging.
•Automotive: Particularly applications requiring reliability, longevity, and stable supply over extended product lifetimes.
•Bio-health: Including medical devices, diagnostics, and imaging systems.
•Industrial: Including sensing, control, and power management applications.
Aerospace and Defense Market
Aerospace and defense customers operate under stringent technical, security, quality, and supply assurance requirements. Supporting these programs requires compliance with specialized accreditation, information handling protocols, facility security, process control, and traceability standards, as well as the ability to operate within a trusted domestic supply chain. SkyWater maintains certifications, infrastructure, and operating controls designed to support these requirements, which can limit the number of qualified manufacturing providers.
SkyWater operates as a pure-play semiconductor foundry free of foreign ownership or control, a structure that is increasingly important to customers and U.S. government programs seeking supply chain diversification, transparency, and assured domestic manufacturing for sensitive applications. This operating model enables SkyWater to serve as a neutral manufacturing partner for secure programs that require technical rigor and supply chain integrity.
Quantum Computing Market
Quantum computing represents a growing segment of SkyWater’s business and reflects increasing demand for specialized, domestic manufacturing capabilities to support next-generation computing platforms. SkyWater supports customers across multiple quantum computing modalities, including superconducting, photonic, spin-based, and other device architectures, each with distinct requirements on materials, process integration, device physics, and advanced packaging.
These programs typically involve close collaboration with customers to develop specialized processes and integration approaches, often beginning as Advanced Technology Services engagements and transitioning into production-oriented manufacturing and packaging as platforms mature. Supporting these programs requires a manufacturing environment capable of accommodating non-standard processes, tight process control, and iterative co-development.
SkyWater’s pure-play foundry model and integrated wafer fabrication and advanced packaging capabilities support customer development efforts across the full technology stack while maintaining continuity from development through manufacturing. Experience supporting diverse quantum architectures also informs the broader value of SkyWater’s foundry platform in highly strategic and emerging technology domains.

Our Customers
We serve a diverse array of customers ranging from designers producing near-commodity volume chips to those requiring highly specialized next-generation technology solutions. Infineon accounted for 43% and 7% of our revenue for fiscal years ended December 28, 2025 and December 29, 2024, respectively. Two customers, other than Infineon, represented 21% and 10% of our revenue for the fiscal year ended December 28, 2025. Two customers, other than Infineon, represented 40%, and 20% of our revenue for the fiscal year ended December 29, 2024.
Sales and Marketing
SkyWater’s sales and marketing activities reflect the technical and consultative nature of our business. Customer engagements typically involve extended sales cycles that include technical evaluation, development, qualification, and production phases. Our sales teams work closely with engineering and operations personnel to support customers throughout these stages.
SkyWater focuses on building long-term customer relationships by embedding closely with customer programs and aligning our manufacturing and development capabilities with customer requirements. This approach supports durable engagements, high switching costs, and sustained participation across customer product life cycles.
IonQ Merger Agreement
On January 25, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IonQ, Inc. (“Parent” or “IonQ”), Iris Merger Subsidiary 1 Inc. and a wholly owned subsidiary of IonQ (“Merger Sub 1”), and Iris Merger Subsidiary 2 LLC, a wholly owned subsidiary of Parent (“Merger Sub 2”). Pursuant to the Merger Agreement, (i) Merger Sub 1 will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “First Merger”) and (ii) immediately following the effective time of the First Merger (the “Effective Time”), the Company, as the surviving entity of the First Merger, will merge with and into Merger Sub 2, which will survive the merger as a wholly owned subsidiary of Parent (together with the First Merger, the “Mergers”).
Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.01 per share, of the Company (each a “Company Share” and collectively, the “Company Shares”) issued and outstanding immediately prior to the Effective Time (other than Company Shares held by (x) the Company, Parent, Merger Sub 1, Merger Sub 2, or their respective direct or indirect wholly-owned subsidiaries and Company Shares for which the holder is entitled to demand and properly demands appraisal of such Company Shares pursuant to, and in compliance in all respects with, Section 262 of the Delaware General Corporation Law) will be converted into the right to receive (i) $15.00 in cash (the “Per Share Cash Consideration”) plus (ii) a number of shares of Parent common stock, par value $0.0001 per share (the “Parent Shares”), equal to the Exchange Ratio (as defined below), plus cash in lieu of any fractional shares to which such Company Share would otherwise be entitled (such cash and shares collectively, the “Merger Consideration”).
The “Exchange Ratio” means the quotient obtained by dividing (i) $20.00 by (ii) the volume weighted average price of the Parent Shares for the 20 full consecutive trading days prior to, but not including, the third business day before the closing date of the Mergers (the “Parent Trading Price”); provided, however, that (i) if the Parent Trading Price is greater than or equal to $60.13, then the Exchange Ratio shall be equal to 0.3326 shares of Parent Shares or (ii) if the Parent Trading Price is less than or equal to $37.99, then the Exchange Ratio shall be equal to 0.5265 shares of Parent Shares.
The closing of the Mergers is subject to various closing conditions, including (i) that the Merger Agreement shall have been adopted by the stockholders of the Company in accordance with the Delaware General Corporation Law, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any applicable law or regulation enacted or deemed applicable to the Mergers by a governmental authority that makes consummation of the Mergers illegal and any judgment, injunction, order or decree prohibiting or enjoining the consummation of the Mergers, and (iv) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to customary materiality qualifications), and the other party’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement. In addition, the parties’ obligations to consummate the Mergers are subject to the absence of any Parent Material Adverse Effect (as defined in the Merger Agreement), with respect to the Company’s obligation to consummate the Mergers, and any Company Material Adverse Effect (as defined in the Merger Agreement), with respect to Parent’s obligation to consummate the Mergers, occurring after the date of the Merger Agreement and continuing. The closing of the Mergers is not subject to a financing condition.
Acquisition

On June 30, 2025, the Company completed the acquisition of all of the issued and outstanding membership interests of Spansion Fab 25, LLC (“Fab 25”) a newly formed limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment, employees and certain other assets and liabilities related to Infineon Technologies AG’s (“Infineon”) 200 mm fab in Austin, Texas (the “Transaction”), pursuant to the amended Membership Interest Purchase Agreement, with Spansion LLC (“Spansion”), an affiliate of Infineon. The Transaction enhanced SkyWater’s capabilities in foundational semiconductor manufacturing and strengthen its strategic position within North America’s semiconductor ecosystem.
In connection with the Transaction, the Company entered into a multi-year supply agreement with certain of Infineon’s subsidiaries under a take-or-pay arrangement for the first four-year period following the closing of the Transaction (the “Supply Agreement”). The Supply Agreement included an off-market component estimated at a fair value of $120.0 million which was included in the purchase price for the Transaction. In addition, as part of the Transaction, the Company entered into a multi-year lease agreement to lease a portion of the acquired office space at the Austin, Texas facility back to Infineon for the first four-year period following the closing of the Transaction. The lease agreement provides for lease payments of $1.2 million annually through June 2029, after which time the agreement can be extended with lease payments adjusted based on fair market value escalators.
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
Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to continue to expand our international market presence, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications, technology, and other industries in which we operate may own large numbers of patents, copyrights, trade secrets and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In the future, we may also face allegations that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties.
We have also made significant investments in research and development for our platform. Our research and development activities seek to upgrade and improve our manufacturing technologies and processes. A substantial portion of our research and development activities are undertaken in cooperation with our customers and equipment vendors. Due to the rapid changes in technology that characterize the semiconductor industry, effective research and development is essential to our success. We plan to continue to invest significantly in research and development activities in order to develop advanced process technologies for new applications. Our research and development expenses were $14.6 million and $15.0 million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively.
Environmental, Safety and Quality Matters
Our research, development and manufacturing processes require the use of materials and the generation of wastes and emissions subject to extensive regulations. United States federal, state, and local regulations, in addition to those of other foreign countries in which we operate, impose various environmental rules and obligations, which are becoming increasingly stringent over time, intended to protect the environment, and in particular, to regulate the management and disposal of hazardous substances. As a result, our facilities have implemented an Environmental Management System that adheres to ISO 14001 certified, an international standard that provides management guidance on how to achieve compliance assurance and continuous improvement.
We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2011/65/EC, also known as the RoHS Directive) and similar legislation in California. Other laws impose liability on owners and operators of real property for any contamination of the property even if they did not cause or know of the contamination. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that environmental regulations will not impose expensive obligations on us in the future, or otherwise result in the incurrence of liabilities such as the following:
•a requirement to increase capital or other costs to comply with such regulations or to restrict discharges;
•liabilities to our employees and/or third parties; and
•business interruptions as a consequence of permit suspensions or revocations, or as a consequence of the granting of injunctions requested by governmental agencies or private parties.
Climate change related regulations also present a risk of increased manufacturing costs associated with emissions control equipment and/or decreased access to key raw materials. Examples applicable to semiconductor operations include existing and proposed regulations for perfluorocarbons and per- and polyfluoroalkyl substances (“PFAS”), Perfluorocarbons have historically made up a large portion of our direct greenhouse gas emissions. New or increased regulations limiting the use of such compounds, or other greenhouse gas emissions, could require us to install additional abatement equipment, purchase carbon offsets, and/or alter, where feasible, our production processes and sources. PFAS, which are found in parts, components, process chemicals and other materials used in semiconductor manufacturing are critical to the manufacturing and functioning of many semiconductor products and there are limited technically and commercially feasible alternatives to them.
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
We have placed significant emphasis on achieving and maintaining a high standard of manufacturing quality. Our facilities are ISO 9001 certified, an international quality standard that provides guidance to achieve an effective quality management system. In addition, our Minnesota facility is TS 16949 certified. Our Minnesota facility has been accredited as a Category 1A Trusted Fab for fabrication, design and testing of DoW Trusted Microelectronics, and our Florida facility is in-process for the same accreditation.
Our goal in implementing ISO 45001, ISO 14001, ISO 9001, and TS 16949 systems is to continually improve our environmental, health, safety, and quality management systems. We are committed to environmental, social, and governance best practices with a company-wide focus on sustainability through diverse initiatives and activities.
Human Capital Resources
As of December 28, 2025, we had 1,551 employees. All employees reside in the United States of America.
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
We could be an “emerging growth company” until the last day of the first fiscal year following the fifth anniversary of our IPO, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.235 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period; or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”). We will cease to be an emerging growth company at the end of our fiscal 2026.
However, as December 31, 2025, we no longer qualify as a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act due to the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 29, 2025 exceeding the applicable threshold for smaller reporting company status. Accordingly, while we remain eligible to take advantage of certain reduced disclosure and reporting requirements applicable to emerging growth companies and we are still applying the reduced disclosure and reporting requirements for smaller reporting companies in this Annual Report on Form 10-K, we will no longer be eligible to rely on the reduced disclosure and reporting requirements available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the first quarter of 2026.
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
Risk Factors Related to the Proposed IonQ Mergers
The proposed IonQ Mergers are subject to the satisfaction of closing conditions, including approval of our stockholders and regulatory approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the IonQ Mergers is subject to a number of closing conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders in accordance with the Delaware General Corporation Law, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any applicable law or regulation enacted or deemed applicable to the Mergers by a governmental authority that makes consummation of the Mergers illegal and the absence of any judgment, injunction, order or decree prohibiting or enjoining the consummation of the Mergers, and (iv) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to customary materiality qualifications), and the other party’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement. In addition, each party’s obligation to consummate the IonQ Mergers is subject to the absence of a material adverse effect with respect to the other party occurring after the date of the Merger Agreement and continuing.
We can provide no assurance that all closing conditions will be satisfied (or waived, if applicable), and, even if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the timing of the completion of the IonQ Mergers. Any adverse consequence of the pending IonQ Mergers could be exacerbated by any delays in completion of the IonQ Mergers or the termination of the Merger Agreement.
Each party’s obligation to consummate the IonQ Mergers is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the IonQ Mergers, including, with respect to us, covenants to conduct our business in the ordinary course of business consistent with past practice and in a manner not involving the entry by us into businesses that are materially different from our business on the date of the Merger Agreement and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the IonQ Mergers will be completed, or that, if completed, the IonQ Mergers will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
We may not complete the proposed IonQ Mergers within the time frame we anticipate or at all, which could have an adverse effect on our stock price as well as our business, financial results and/or operations.
The proposed IonQ Mergers may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the IonQ Mergers are not completed for any reason, then our stockholders will not receive the Merger Consideration (as defined in the Merger Agreement) in connection with the IonQ Mergers. Instead, we will remain a standalone public company, our common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to risks, including the following:
•We may experience negative reactions from the financial markets, including reactions that could have a negative impact on our stock price, and it is uncertain when, if ever, the price of the shares would return to the price at which the shares currently trade;
•We may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•We will be required to pay certain significant costs relating to the IonQ Mergers, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the IonQ Mergers;
•We may be required to pay a cash termination fee to IonQ of approximately $51.6 million, as required under the Merger Agreement under certain circumstances;
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business and liquidity that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•Matters relating to the IonQ Mergers require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us;
•We may commit significant time and resources to defending against any litigation that may be filed related to the IonQ Mergers; and
•If the IonQ Mergers are not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results, liquidity and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the IonQ Mergers will be completed.
We will be subject to various business uncertainties while the IonQ Mergers are pending that may cause disruption.

Our efforts to complete the IonQ Mergers could cause disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the IonQ Mergers will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the IonQ Mergers are pending because employees may experience uncertainty about their roles following the IonQ Mergers. A substantial amount of our management’s and key employees’ attention is being directed toward the completion of the IonQ Mergers and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with existing and potential customers, suppliers and other third parties. For example, customers, suppliers and other third parties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to, or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the IonQ Mergers could be exacerbated by any delays in completion of the IonQ Mergers or termination of the Merger Agreement.
The Merger Agreement may be terminated under various circumstances, including in connection with a Superior Proposal, and we would incur fees and expenses in connection with such termination.
Under the terms of the Merger Agreement, we may be required to pay IonQ a cash termination fee under specified conditions, including in the event we terminate the Merger Agreement to enter into a Superior Proposal (as defined in the Merger Agreement), if IonQ terminates the Merger Agreement because we effect a Change in the Company Recommendation (as defined in the Merger Agreement), or if the Merger Agreement is terminated due to failure to obtain stockholder approval, occurrence of the End Date (as defined in the Merger Agreement) prior to stockholder approval, or an uncured breach by us of our representations, warranties or covenants, where, in the latter cases, an Acquisition Proposal (as defined in the Merger Agreement) is made and becomes publicly known prior to the stockholder meeting or termination date. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the IonQ Mergers.
Because the exchange ratio in the Merger Agreement is subject to a collar and because the market price of IonQ common stock will fluctuate prior to the completion of the IonQ Mergers, our stockholders cannot be sure of the market value of the IonQ common stock they will receive as consideration in the IonQ Mergers.
Under the terms of the Merger Agreement, if the IonQ Mergers are completed, our stockholders will receive at the Effective Time (as defined in the Merger Agreement) consideration consisting of $15.00 in cash plus a number of shares of IonQ common stock equal to the Exchange Ratio (described below). The Exchange Ratio is calculated by dividing $20.00 by the volume weighted average price of IonQ common stock for the 20 full consecutive trading days prior to, but not including, the third business day before the closing date of the Mergers (the “Parent Trading Price”); provided, however, that if the Parent Trading Price is greater than or equal to $60.13, then the Exchange Ratio shall be equal to 0.3326 shares, or if the Parent Trading Price is less than or equal to $37.99, then the Exchange Ratio shall be equal to 0.5265 shares.
Because the Exchange Ratio is subject to this collar, if the market price of IonQ common stock declines below $37.99 or increases above $60.13, the value of the Merger Consideration will fluctuate with changes in the market price of IonQ common stock. Even within the collar, the actual number of shares received will vary based on IonQ’s trading price. If the IonQ Mergers are completed, there will be a time lapse between the date of signing of the Merger Agreement and the date on which our stockholders who are entitled to receive the Merger Consideration actually receive the Merger Consideration. The respective market values of IonQ common stock and our common stock have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, regulatory considerations, and the market’s assessment of IonQ’s business and the IonQ Mergers. Such factors are difficult to predict and in many cases may be beyond the control of IonQ and us. The actual value of the Merger Consideration received by our stockholders at the completion of the IonQ Mergers will depend on the market value of IonQ common stock at that time. This market value may differ, possibly materially, from the market value of IonQ common stock at the time the Merger Agreement was entered into or at any other time.
Shares of IonQ common stock received by our stockholders as a result of the IonQ Mergers will have different rights from shares of our common stock.
Upon completion of the IonQ Mergers, our stockholders will no longer be stockholders of SkyWater, and our stockholders who receive the Merger Consideration will become IonQ stockholders, and their rights as IonQ stockholders will be governed by the terms of IonQ’s certificate of incorporation and bylaws. There may be differences between the current rights of our stockholders under our certificate of incorporation and bylaws and the rights to which such stockholders will be entitled as IonQ stockholders.

We have incurred, and will continue to incur, direct and indirect costs as a result of the IonQ Mergers.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the IonQ Mergers, for which we will have received little or no benefit if the IonQ Mergers are not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the IonQ Mergers are not completed and may relate to activities that we would not have undertaken other than to complete the IonQ Mergers.
Litigation may be filed challenging the IonQ Mergers, which could increase costs and prevent the IonQ Mergers from being completed within the expected timeframe, or from being completed at all.
We, IonQ, and members of our respective boards of directors may become parties to claims and litigation related to the Merger Agreement or the IonQ Mergers. One of the conditions to completion of the IonQ Mergers is the absence of any judgment, injunction, order or decree restraining or enjoining, or otherwise prohibiting, the consummation of the IonQ Mergers. Accordingly, if any complaint is filed challenging the IonQ Mergers and a plaintiff is successful in obtaining an order enjoining completion of the IonQ Mergers, then such order may prevent the IonQ Mergers from being completed, or from being completed within the expected time frame. Even if plaintiffs’ claims are without merit, the defense of any such litigation could be time consuming and expensive, could divert the attention of IonQ’s and our management away from our regular businesses, and, if adversely resolved, could have a material adverse effect on our financial condition.
Risks Relating to Our Business and Our Industry
If any of our semiconductor foundries are damaged or becomes inoperable, we will be unable to develop or produce wafers in a timely manner, if at all, and our business would be materially adversely affected.
We currently perform our manufacturing and design services at our foundry facilities in Bloomington, Minnesota, Kissimmee, Florida and Austin, Texas. Our foundry operations and the equipment we use to manufacture wafers would be costly to replace and could require substantial lead time to repair or replace. Our foundry facilities or equipment may be harmed or rendered inoperable by physical damage from fire, floods, tornadoes, hurricanes, power loss, telecommunications or mechanical failures, break-ins, and similar events, which may render it difficult or impossible for us to produce or test products for a considerable period of time. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our foundries, cleanup costs, liability for damages or injuries, and legal, repair, and reconstruction expenses, which would harm our results of operations and financial condition. In addition, because any substitute facility must hold any required licensures or certifications, we may be limited in our ability to rely on a third party to perform interim design and manufacturing services or testing processes. We cannot provide any assurance that we would be able to find another semiconductor foundry that is capable or willing to design and produce wafers in compliance with applicable specifications, or that such a substitute foundry would be willing to produce wafers for us on commercially reasonable terms. A substitute foundry may not have rights to intellectual property of others that is necessary to design, manufacture, and test products for us, and we may not be permitted to extend our license rights to a substitute foundry. Any unexpected constraints on our foundries' ability to design, manufacture, or test products could result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future, all of which would materially and adversely affect our business.
Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue, and we may face warranty, indemnity, and product liability claims arising from defective products.
Although our products are tested to meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components, or manufacturing errors or difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations. We typically provide a one-year warranty on the operability of the production (non-development) products we design and manufacture for customers. Defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products.
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
A significant portion of our sales are derived from three customers, the loss of which would adversely affect our financial results.
Infineon accounted for 43% and 7% of our revenue for fiscal years ended December 28, 2025 and December 29, 2024, respectively. Two customers, other than Infineon, represented 21% and 10% of our revenue for the fiscal year ended December 28, 2025. Two customers, other than Infineon, represented 40%, and 20% of our revenue for the fiscal year ended December 29, 2024. If we were to lose any of these key customers or experience a significant decrease in volume or sales prices, our financial results would be adversely affected. We currently sell to a relatively small number of customers in total, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future. We cannot be certain that these customers will generate significant revenue for us in the future or if these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue. In addition, the loss or reduction in volume or sales price, whether due to their insolvency, or their unwillingness or inability to perform their obligations under their respective relationships with us, or if we are unable to renew or engage with them in commercially reasonable terms, or attract new customers to replace such lost business, may materially negatively impact our overall business. This is exacerbated by our current manufacturing constraints which limit our ability to sell to other customers. In addition, our business is affected by competition in the markets for the end products that our customers sell, and any decline in their business could harm our business and cause our revenue to decline.
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
The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions and other unpredictable factors. In the event that these or other raw materials we acquire from third parties further increase in price, we will be required to further increase the prices we charge our customers, which could result in decreased sales, or we may not be permitted under our customer agreements to increase the cost to our customers, which could result in a loss or in decreased profits. Customers also may seek alternative sources of raw materials for comparable products. In the event we are unable to procure the necessary raw materials, we may not be able to operate our Minnesota, Florida and Texas facilities at capacity or at all. If either of these events occur, our business and operations may be materially impacted.
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
Our security systems are designed to maintain the physical security of our facilities and protect the confidential information and trade secrets of our customers, suppliers, and employees. The risk of a security breach or disruption, particularly through cyberattacks, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our accreditation as a Trusted Foundry by the DMEA, our rad-hard program with the DoW, and other USG and defense-related programs may make us a specific target for such attacks or industrial or nation-state espionage. A failure to comply with cybersecurity requirements imposed by those entities may result in fines or a disruption of our ability to acquire certain contracts. Criminal or other threat actors may seek to penetrate our network security and misappropriate or compromise our confidential information, systems or trade secrets, or that of our customers, create system disruptions, or cause shutdowns. If such an event were to be discovered or cause interruptions in our operations, it could result in a material reduction in the value of our trade secrets or disruption of our development and production programs, and our business operations, including, without limitation, the cancellation or delay of our sales of wafers. The costs to address the foregoing security problems and any security vulnerabilities identified before or after a cybersecurity incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers that may impede our sales or other critical functions. Breaches of our security measures and the unapproved dissemination of proprietary information, such as trade secrets, or sensitive or confidential data about us or our customers, could expose us, our customers, or other affected third parties to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for us, and damage our brand and reputation or otherwise harm our business. Our security program includes controls intended to mitigate risks to our systems, data, personnel, and facilities. The program includes logical and physical controls designed to protect the confidentiality, integrity, and availability of our resources. Performance of these controls is accomplished by both internal and trusted third parties. Possible security problems and security vulnerabilities of those third-party cybersecurity or other vendors may have similar effects on us. The potential consequences of a future material cybersecurity incident may include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to our systems or operations of our facilities, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, increased cybersecurity protection costs and unplanned remediation costs, which in turn could adversely affect our business strategy, results of operations and financial condition.
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
We are a party to a public-private partnership, and if we or our counterparty fails to meet the obligations of our agreement, or if we are not able to realize some or all of the anticipated benefits of such partnership in the anticipated time frame or at all, our business, results of operations and financial condition may be materially and adversely affected.
In 2021, we expanded our operations with the addition of the Center for NeoVation, an advanced packaging facility in Kissimmee, Florida. The facility is operated and maintained by SkyWater through a public-private partnership with Osceola County, Florida, which is developing a broader technology and STEM education infrastructure at the same campus where the Center for NeoVation is located. If we or our counterparty fail to meet our obligations in connection with this public-private partnership, or if we are not able to realize some or all of the anticipated benefits of such partnership in the anticipated time frame or at all, our business, financial condition and results of operations may be materially and adversely affected. Failure to satisfy the obligations of the agreements’ terms, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the counterparties, including, for example, termination of such agreement and other related agreements and potential recoupment of a percentage of the grant funding and other benefits received, subject to the terms and conditions of the agreement. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under the arrangement, which could materially and adversely affect our business, results of operations and financial condition. Furthermore, there is no guarantee that the counterparty to our public-private partnership will comply with the terms of the agreement, including that their ability to fund their capital commitments under the agreement may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Our current, and any future public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.
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
Changes in trade policies, including the imposition of, or increase in tariffs and changes to existing trade agreements, could negatively impact our business, financial condition and results of operations.
As a result of changes to U.S. and foreign government trade policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, and imposition of or significant increases in tariffs on imported products, particularly tariffs on products manufactured in China, Canada and Mexico, among other possible changes. We procure certain materials, tools, and maintenance parts which are essential in the manufacturing of our products directly or indirectly from outside of the United States. The imposition of or increases in tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of these essential materials, tools, and maintenance parts, which could hurt our competitive position and adversely impact our business, financial condition and results of operations in several ways. For example, the increase in costs and risk of supply chain interruption could drive some of our foreign customers to overseas foundries. In addition, availability of some of our essential materials, tools, and maintenance parts could also prompt a lengthy and expensive search for alternative sources which would necessitate requalification cycles and production delays.
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
As disclosed in this Annual Report on Form 10-K, we continue to have a material weakness in our revenue accounting process related to the design and operation of revenue-related internal controls, including the risk assessment and information and communications aspects of these controls across the organization. This material weakness could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
As of December 28, 2025 and through the date of filing this Annual Report on Form 10-K, an inappropriate level of privileged access to the Company’s manufacturing application and the related databases which the revenue accounting process is reliant on to process revenue transactions remains. IT general controls were not sufficient in design as the Company did not maintain controls over the provisioning and deprovisioning of privileged user access or the monitoring of that access, including how the access was used. As data is obtained from the manufacturing applications’ databases to process revenue transactions, IT-dependent manual revenue controls that rely on data from the manufacturing application and its databases were also deemed ineffective because they could have been adversely impacted by the access deficiencies. We will not be able to conclude that this material weakness has been remediated until we have further validation and testing to demonstrate the sustained operating effectiveness of the new IT general controls implemented to address the privileged access issues inherent in the manufacturing application and related databases.
In addition, as disclosed in this Annual Report on Form 10-K, the Company identified a material weakness in operation of controls over account reconciliations. Reconciliation controls did not result in the timely identification, investigation and resolution of reconciling differences or erroneous activity recorded in the ledgers of Fab 25. This material weakness could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses described above, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation actions. We will also continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. The material weaknesses described above cannot be considered remediated until our remediation plans have been completed and the effectiveness of our internal control over financial reporting following the remedial actions has been validated.
If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures, our business may be harmed. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.
After we are no longer an “emerging growth company”, which will occur at the end of our fiscal 2026, we will need to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, as we prepare for such compliance, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
Risks Relating to the Ability to Raise Financing and Our Indebtedness
Increased leverage may harm our financial condition and results of operations.
As of December 28, 2025, we had $236.1 million of total debt on a consolidated basis. We funded the net cash purchase price for the Transaction of approximately $86.5 million with net borrowings under our Loan Agreement (as defined below), which materially increased our indebtedness. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
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
We may need to raise additional capital to expand or if positive cash flow is not achieved and maintained. As of December 28, 2025, our available cash balance, not including cash held by a variable interest entity that we consolidate, was $22.5 million. We may be required to pursue sources of additional capital through various means, including joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, and debt or equity financings. If we raise additional equity or securities convertible or exchangeable for our equity, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Newly-issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that could have additional dilutive effects. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through joint venture projects, strategic partnerships and alliances, licensing or sale and leasing arrangements, we may have to relinquish valuable rights to our technologies or other assets, or grant licenses on terms unfavorable to us. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses, and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which could adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings.
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
We believe our expected results of operations, cash and cash equivalents on hand and available borrowings from our Loan Agreement, as needed, will provide sufficient liquidity to fund our operations for the next twelve months from the date of issuance of the consolidated financial statements in this Annual Report on Form 10-K; however, we may need to seek additional financing and cannot provide any assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly, which could materially and adversely impact our business, results of operations and financial condition.
Our indebtedness could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of indebtedness and may need to incur additional debt to support our growth. As of December 28, 2025, our indebtedness totaled $236.1 million, consisting of $195.5 million under our Loan Agreement currently with an interest rate of 8.2%, subject to adjustment in accordance with the terms of the Loan Agreement, $7.1 million of tool financing, and a $33.5 million financing from the sale of the land and building representing our corporate headquarters in Minnesota (the “Financing”). Recent significant increases in interest rates have increased our borrowing costs and continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness, refinancing our outstanding indebtedness, and increase the cost of any new indebtedness.
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
Risks Relating to Government Regulation
We are a party to several significant U.S. Government (“USG”) contracts, which are subject to unique risks.
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
Changes to DoW business practices could have a material effect on the DoW’s procurement process and adversely impact our current programs and potential new awards.
The defense industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from an increased focus by the DoW on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of available defense funds to key areas for future defense spending. The DoW continues to adjust its procurement practices, requirements criteria, and source selection methodology in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. We expect the DoW’s focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the DoW’s initiatives and the reduced level of spending by the DoW. Depending on how these initiatives are implemented, they could have an impact on our current programs, as well as new business opportunities with the DoW.
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
The trading price of shares of our common stock has been, and is likely to continue to be, volatile. The stock market in general, and the market for smaller technology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since shares of our common stock were sold in our IPO in April 2021 at a price of $14.00 per share, the closing price of our common stock has ranged from $4.43 to $36.80 through December 28, 2025. The price of our common stock could be subject to wide fluctuations in response to the following factors, among others:
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
•completion of the IonQ Mergers; and
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
We may take advantage of these provisions until we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” upon the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (3) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO, which will occur at the end of our fiscal 2026.
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
Effective December 31, 2025, we no longer qualify as a “smaller reporting company” and, commencing with our Quarterly Report on Form 10-Q for the first quarter of 2026, we may no longer take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies.
Based on the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 29, 2025, we no longer qualify as a “smaller reporting company” as defined in the Exchange Act, effective December 31, 2025. Therefore, beginning with our Quarterly Report on Form 10-Q for the first quarter of 2026, we will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies. Any failure to comply with the increased disclosure and reporting requirements could have an adverse effect on our business, financial condition and results of operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management. In general, the Company seeks to address cybersecurity risks through a comprehensive and cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our enterprise security program has been developed based on industry standards, including those published by the International Organization for Standardization (“ISO”) and the National Institute of Standards and Technology (“NIST”).
Governance
The Board has designated that the Risk Management Committee is responsible for overseeing cybersecurity risks, and our Senior Vice President of Information Technology and Supply Chain Management (“SVP of IT & SCM”) reports to the Risk Management Committee on cybersecurity matters. The SVP of IT & SCM has over 20 years of experience in IT systems, IT infrastructure, fab and manufacturing environments, and site disaster recovery and compliance. Our IT administration team supports the SVP of IT & SCM and has deep working knowledge of the NIST cybersecurity framework, the Cybersecurity Maturity Model Certification (“CMMC”) program, ISO 27001, and extensive experience in systems and technology infrastructure management. In addition, our Director of Corporate Security reports to our Chief Risk and Compliance Officer and is involved in the ongoing compliance with relevant cybersecurity regulations, including with regard to cybersecurity monitoring and incident response (as noted below). The Director of Corporate Security has over 20 years of experience in quality systems, semiconductor manufacturing, and industrial security.
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
Monitoring and Incident Response
The Company’s cybersecurity program protects against threats through use of the following measures: identifying critical assets and high-risk threats; implementing cybersecurity detection, controls and remediation practices; implementing a third-party risk management program to evaluate our critical partners’ cyber posture; and evaluating our program effectiveness by performing internal and external assessments. The Company engages a service provider to perform annual internal and external penetration testing under NIST special paper (“SP”) 800-171 requirements to identify potential gaps that require remediation. In addition, the Company utilizes several industry-standard software applications to monitor for cybersecurity threats and alert our Director of Corporate Security and IT administration of any incidents that require escalation to the SVP of IT & SCM and the Risk Management Committee. Threats and incidents identified are immediately investigated by the IT administration team and appropriate action is taken to mitigate the impact to the Company.
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
SkyWater Minnesota
Our corporate headquarters and a fabrication facility are located in Bloomington, Minnesota, a 356,000 square foot facility. In 2020, SkyWater Technology Foundry entered into a sale leaseback transaction with Oxbow Realty, an affiliate of our principal stockholder, and we now lease the property from Oxbow Realty for 20 years.
SkyWater Florida
In 2021, we expanded our operations with the addition of the Center for NeoVation, an advanced packaging facility in Kissimmee, Florida. The facility is operated and maintained by SkyWater through a public-private partnership with Osceola County, Florida which is developing a broader technology and STEM education infrastructure at the same campus where the Center for NeoVation is located. We utilize the 109,000 square foot facility, with approximately 36,000 square feet of cleanroom space, to address emerging commercial and government agency needs for U.S.-sourced electronics. See Note 2 – Basis of Presentation and Principles of Consolidation in the notes to our consolidated financial statements for additional information. We also lease office space adjacent to the Center for NeoVation in Kissimmee, Florida, which consists of approximately 6,000 square feet and our agreement for such office space expires in January 2039.
SkyWater Texas
In June 2025, we expanded our operations with the addition of a manufacturing facility in Austin, Texas (Fab 25). SkyWater Texas is a high-volume manufacturer that provides Wafer Services product offerings focused on 200 mm semiconductor fabrication, copper processing, high-voltage technology services and 65 nm node infrastructure support. This facility is approximately 1,223,000 square feet in size, with approximately 375,000 of the square footage being specific to cleanroom space.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers, together with their ages as of March 1, 2026, positions, and business experience are described below.

NAME	AGE	POSITION(S)

Thomas Sonderman	62	Chief Executive Officer and Director
John Sakamoto	57	President and Chief Operating Officer
Steve Manko	45	Chief Financial Officer
Christopher Hilberg	51	Chief Risk and Compliance Officer, General Counsel and Secretary
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
Mr. Sonderman has effectively diversified SkyWater’s customer base by defining new product markets and target customers while simultaneously improving operational efficiencies. He has leveraged SkyWater as a U.S.-based semiconductor foundry to expand the company’s government business and to reinstate a strong commercial manufacturing presence in the U.S. He has built a world class leadership team that inspires more than 1,500 employees to deliver process R&D innovation and operational excellence.
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
His experience includes 25 years in various executive leadership positions with Altera, Intel, and Marvell (as noted above) where he consistently achieved financial and strategic objectives through the implementation of effective business processes. His expertise includes market strategy, organizational growth, general management, business unit leadership, sales, operations, engineering and acquisition integration planning
Mr. Sakamoto holds a Bachelor of Science degree in electrical engineering from California Polytechnic State University, San Luis Obispo.
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
Mr. Manko holds a Master of Business Administration from The University of Akron and a Bachelor of Arts in accounting and business administration from Malone University. He is also a member of various accounting and finance committees and organizations.
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
Number of Common Stockholders
As of February 15, 2026, there was one holder of record of our common stock. The actual number of holders of common stock is greater than this number of holders of record and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
250
200
150
100
50
0
04/21/21
01/02/22
01/01/23
12/31/23
12/29/24
12/28/25
SkyWater Technology, Inc.
NASDAQ Composite Index
PHLX Semiconductor index

Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities

None.
Issuer Purchases of Equity Securities
None.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited annual consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K. Item 7 in this Form 10-K discusses the Company's fiscal year 2025 and fiscal year 2024 results and the year-over-year comparisons between fiscal year 2025 and fiscal year 2024. Discussion of the fiscal year 2024 results and the year-over-year comparisons between fiscal year 2024 and fiscal year 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 29, 2024, filed with the SEC on March 14, 2025, and incorporated by reference in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect the Company’s current expectations, estimates, and assumptions concerning events and financial trends that may affect future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in the Company’s forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and elsewhere herein.
SkyWater's fiscal year ends on the Sunday closest to the end of the twelfth calendar month. We refer to the fiscal years ended December 28, 2025 and December 29, 2024 as fiscal year 2025 and fiscal year 2024, respectively. Fiscal years 2025 and 2024 each include 52 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
For purposes of this section, the terms “we,” “us,” “our,” and “SkyWater” refer to SkyWater Technology, Inc. and its subsidiaries collectively.
Overview
SkyWater Technology, Inc., together with its consolidated subsidiaries, is a U.S.-based, independent, pure-play semiconductor foundry providing foundational-node manufacturing, advanced technology development, and advanced packaging services through an integrated, multi-site operating model. We operate exclusively within the United States, with fabrication and packaging facilities in Minnesota, Texas, and Florida.
Our operations are designed to support customers that require secure, domestic manufacturing, long product life cycles, high reliability, and close engineering collaboration. Our business model integrates production-scale manufacturing with advanced technology development, enabling customers to transition specialized semiconductor technologies efficiently from development to volume production. We support a broad array of applications where continuity of supply, manufacturability, and long-term availability are as critical as device performance. This integrated approach positions SkyWater as a leading domestic manufacturing partner for commercial and government customers.
Our operations are comprised of two reportable segments:
Legacy SkyWater: A pure-play technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility in Bloomington, Minnesota and advanced packaging services from its Kissimmee, Florida facility. Legacy SkyWater provides ATS and Wafer Services product offerings.
SkyWater Texas: A high-volume manufacturer that offers manufacturing services from its fabrication facility in Austin, Texas. SkyWater Texas provides Wafer Services product offerings focused on 200 mm semiconductor fabrication, copper processing, high-voltage technology services and 65 nm node infrastructure support.

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance in fiscal year 2025 and fiscal year 2024, or are reasonably likely to impact our results in the future.
•Macroeconomic and competitive conditions, including cyclicality and consolidation, as well as government funding in semiconductor technology and manufacturing, create unique challenges and opportunities for the semiconductor industry and SkyWater.
•Changes in trade policies, including the imposition of, or increase in tariffs and changes to existing trade agreements, could negatively impact our business, financial condition and results of operations.
•In August 2022, the U.S. enacted the CHIPS and Science Act pursuant to which the United States has committed to a renewed focus on providing incentives and funding for onshore companies to develop and advance the latest semiconductor technologies, supporting onshore manufacturing capabilities, and on strengthening key onshore supply chains. The CHIPS Act authorizes the U.S. Department of Commerce to enable execution of awards under the CHIPS Act and provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development, including $39 billion in financial assistance to build, expand, or modernize domestic facilities and equipment for semiconductor fabrication, assembly, testing, advanced packaging, or research and development. In December 2023, we submitted an application to the CHIPS Program Office of the U.S. Department of Commerce for funding through the CHIPS and Science Act for modernization and equipment upgrades to enhance production at our Minnesota facility. In December 2024, we signed a preliminary memorandum of terms that provides for up to $16 million pursuant to the CHIPS and Science Act, which is in addition to $19 million in incentives from the State of Minnesota. We can not predict when and/or if such funding will be received based upon Company conversations with U.S. and Minnesota government officials.
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
Pending Acquisition of the Company
On January 25, 2026, the Company entered into a definitive agreement to be acquired by IonQ. The transaction is subject to customary closing conditions, including regulatory and stockholder approvals, and, if approved, is expected to close in the second or third quarter of 2026. The pending acquisition did not impact the Company’s results of operations for the period presented. Additional information regarding the transaction is included in Item 1. “Business – IonQ Merger Agreement” and Note 19 - Subsequent Events to the consolidated financial statements.
Business Combinations
On June 30, 2025, the Company completed the acquisition of all of the issued and outstanding membership interests of Spansion Fab 25, LLC (“Fab 25”) a newly formed limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment, employees and certain other assets and liabilities related to Infineon Technologies AG’s (“Infineon”) 200 mm fab in Austin, Texas (the “Transaction”), pursuant to the amended Membership Interest Purchase Agreement, with Spansion LLC (“Spansion”), an affiliate of Infineon. The Transaction has enhanced SkyWater’s capabilities in foundational semiconductor manufacturing and strengthen its strategic position within North America’s semiconductor industry.
In connection with the Transaction, the Company entered into a multi-year supply agreement with certain of Infineon’s subsidiaries under a take-or-pay arrangement for the four-year period following the closing of the Transaction (the “Supply Agreement”). The Supply Agreement included an off-market component estimated at a fair value of $120.0 million which was included as an element of the total purchase consideration exchanged with Spansion for the Transaction.
The total purchase consideration exchanged on the Transaction was $206.5 million, consisting of the $120.0 million fair value of the off-market component of the Supply Agreement and net cash payments of $86.5 million. Net cash paid consisted of the base purchase price of $73.0 million paid at closing, plus $19.9 million paid at closing for estimated working capital, offset by a return of cash of $6.4 million from Spansion during third quarter 2025 based on the actual working capital received at closing. The Transaction was financed through proceeds received from the execution of an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Siena Lending Group LLC (“Siena”) and the other lenders party thereto on June 30, 2025.
Financial Performance Metrics
Our senior management team regularly reviews certain key financial performance metrics within our business, including:
•Revenue;
•Gross profit and gross margin;
•Net income (loss); and
•Earnings before interest, taxes, depreciation and amortization, as adjusted (“adjusted EBITDA”), which is a financial measure not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), that excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the semiconductor industry. For information regarding our non-GAAP financial measure, see the section entitled “Non-GAAP Financial Measure” below.
Results of Operations
This section contains an analysis of our results of operations presented in the accompanying consolidated statements of operations.
Fiscal Year 2025 Compared to Fiscal Year 2024
The following table summarizes certain financial information relating to our operating results for the fiscal years ended December 28, 2025 and December 29, 2024.

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	Percentage Change

	(in thousands)
Consolidated statements of operations data:
Revenue	$442,139	$342,269	29%
Cost of revenue	355,211	272,643	30%
Gross profit	86,928	69,626	25%
Research and development expense	14,621	15,040	(3)%
Selling, general, and administrative expense	74,883	48,026	56%
Operating income (loss)	(2,576)	6,560	(139)%
Other income (expense)
Bargain purchase gain	111,746	—	NM
Interest expense	(13,713)	(8,837)	55%
Total other income (expense)	98,033	(8,837)	NM
Income (loss) before income taxes	95,457	(2,277)	NM
Income tax (benefit) expense	(27,989)	240	NM
Net income (loss)	123,446	(2,517)	NM
Less: net income attributable to noncontrolling interests	4,536	4,276	6%
Net income (loss) attributable to SkyWater Technology, Inc.	$118,910	$(6,793)	NM
Revenue
Revenue increased $99.9 million, or 29%, to $442.1 million for fiscal year 2025, from $342.3 million for fiscal year 2024. The following table shows revenue by service type for fiscal year 2025 and fiscal year 2024:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	Percentage Change

	(in thousands)
ATS development	$212,497	$238,645	(11)%
Tools	28,860	76,763	(62)%
Wafer Services - Legacy SkyWater	25,490	26,861	(5)%
Wafer Services - SkyWater Texas	175,292	—	NM
Total	$442,139	$342,269	29%
Advanced Technology Services (“ATS”) development revenue decreased $26.1 million, or 11%, from $238.6 million for fiscal year 2024 to $212.5 million for fiscal year 2025. The decrease was largely attributable to a $41.8 million reduction in Company's aerospace and defense market revenue, driven by recent U.S. government policy shifts and changes in defense spending priorities. These changes, coupled with delayed contract awards, have reduced program funding and slowed development and associated revenues year-over-year. These declines were partially offset by a $12.9 million year-over-year growth in the Company’s advanced compute technology market due to the addition of new customers and acceleration of existing programs as companies continue to invest in the emerging technology. Additional contributors included a $1.7 million increase in our consumer end market and a $1.6 million increase in our industrial market, offset by a $0.6 million decrease in revenues from our medical end market.
Tools revenue decreased $47.9 million, or 62%, from $76.8 million for fiscal year 2024 to $28.9 million for fiscal year 2025 driven by completion of several investment efforts by our customers to acquire tools that advance our capabilities for their ATS development programs.
Legacy SkyWater Wafer services revenue decreased by $1.4 million, primarily due to a $6.4 million reduction in sales to our key automotive customer, reflecting lower demand caused by oversupply issues in our customer’s product channels. Additionally, a $1.2 million decrease resulted from reduced medical customer volumes. These decreases were partially offset by a $5.6 million increase in revenue from an aerospace and defense customer program that transitioned from ATS to Wafer Services, as well as a $0.7 million increase in our industrial and consumer end markets.
SkyWater Texas Wafer services revenue increased $175.3 million as a result of the Fab 25 acquisition. Of this amount, $17.9 million represents non-cash revenue associated with the off-market component of the Supply Agreement.
Cost of revenue
Cost of revenue increased $82.6 million, or 30%, in the fiscal year 2025 when compared to the fiscal year 2024. The increase was primarily driven by $135.3 million higher cost of sales resulting from the inclusion of Fab 25 operations following the acquisition. This increase was partially offset by a $42.6 million decrease in cost of tool revenue based on delivery of several tools to our customers to advance our capabilities for their ATS development programs.
Legacy SkyWater direct expenses decreased by $9.1 million overall, primarily driven by a $16.9 million reduction in cost of sales related to a select group of aerospace and defense customers as funding limits were reached and development and program activity slowed, as well as a $5.0 million decline in warranty charges due to the non-recurrence of significant prior-year production issues that impacted yields for a major automotive customer. These decreases were partially offset by $10.3 million of incremental, non-recurring startup costs incurred at the Florida facility to install, qualify, and operationalize production tools, which are excluded from cost of tools and expected to decline as the facility transitions out of the startup phase, and a $4.5 million increase in capital-adjacent expenses driven by higher repairs, maintenance, and tooling costs to support ongoing production activity and equipment reliability. Additional impacts included a $1.5 million decrease in depreciation expense reflecting routine asset additions and retirements and certain assets becoming fully depreciated, a $1.4 million increase in engineering costs due to greater utilization of engineering labor on customer programs as engineer time was more heavily weighted toward revenue-generating customer efforts than internal development efforts year-over-year, and a $3.2 million increase in various other direct costs.
Legacy SkyWater labor costs increased by $0.5 million overall, driven by a $1.8 million increase in labor costs at SkyWater Florida resulting from the hiring of additional employees as the site continued to ramp operations, as well as a $0.5 million increase in stock-based compensation expense reflecting higher equity grant activity associated with a larger employee population. These increases were partially offset by a $2.0 million decrease in labor costs at SkyWater Minnesota, driven by lower bonus expense due to the Company’s financial performance.

Selling, general and administrative expense
Selling, general and administrative expense increased $26.9 million or 56%, in fiscal year 2025 when compared to fiscal year 2024. The increase was primarily driven by $8.1 million of additional costs related to the Fab 25 costs incurred post-acquisition. Additionally, in fiscal year-ended 2025 we incurred $10.1 million in one-time transaction and integration costs (notably legal fees, consulting fees, and other professional services fees), and $3.8 million in recurring integration costs (including the recognition of $2.7 million of services rendered by Infineon under the Fab 25 transition services agreements (TSA) in support of the post-acquisition operations of Fab 25). Additional increases include $2.1 million of bonus expense recognized in fiscal 2025 along with a $2.1 million increase in insurance premiums associated with adding Fab 25 to coverage and a $1.3 million increase in SkyFed costs to support expanded personnel, compliance, and infrastructure requirements for government programs. These increases were partially offset by a $1.3 million decrease in broad-based bonus expense due to revised operating forecasts that did not support bonus achievement, while SkyWater Florida labor costs rose $0.6 million as the site added 18 employees to support operational ramp.
Interest expense
Interest expense increased $4.9 million, or 55%, from $8.8 million for fiscal year 2024 to $13.7 million for fiscal year 2025. The increase was primarily the result of increased amounts outstanding on our revolving lending facility as a result of financing the acquisition of Fab 25 and meeting increased working capital needs to operate an additional site.
Bargain Purchase Gain
In conjunction with the Fab 25 acquisition, we recognized a $111.7 million bargain purchase gain as the value of the net assets acquired by the Company were in excess of the total consideration exchanged with Spansion.
Income tax (benefit) expense
The income tax benefit was $28.0 million for fiscal year 2025 compared to income tax expense of $0.2 million for fiscal year 2024. During the third quarter of 2025, the Company concluded that the effects of the acquisition of Fab 25 would result in the realization of nearly all its deferred tax assets. As a result, the Company released a significant portion of the valuation allowance recorded against those assets and recognized $23.2 million of tax benefit.
Net Income Attributable to SkyWater Technology, Inc.
Net income attributable to SkyWater Technology increased $125.7 million from $(6.8) million for fiscal year 2024 to $118.9 million for fiscal year 2025. The increase was the result of the net impacts of the changes described above related to the components of our results of operations.
Adjusted EBITDA
Adjusted EBITDA increased $18.9 million, or 55%, to $53.2 million for fiscal year 2025 from $34.3 million for fiscal year 2024. The increase was primarily driven by the addition of Fab 25, including the impact of revenue recognized under the off-market component of the Supply Agreement, as well as continued expansion within the advanced compute end market. These increases were partially offset by headwinds in the ATS business resulting from U.S. government policy impacts on defense spending and related funding, as well as incremental costs associated with the Fab 25 acquisition. For a discussion of Adjusted EBITDA as well as reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “Non-GAAP Financial Measure.”
Segment Performance
Legacy SkyWater Segment

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands)
Revenue	$266,847	$342,269
Gross profit	46,896	69,626
Net loss	(14,268)	(2,517)
Revenue
Legacy SkyWater revenue decreased $75.4 million, or 22%, from $342.3 million to $266.8 million when comparing the fiscal year ended December 29, 2024 with the fiscal year ended December 28, 2025.

Legacy SkyWater Tools revenue decreased $47.9 million driven by completion of several investment efforts by our customers to acquire tools that advance our capabilities for their ATS development programs.
Legacy SkyWater ATS development revenue decreased by $26.1 million. The decrease was largely attributable to a $41.8 million reduction in Company's aerospace and defense market revenue, driven by recent U.S. government policy shifts and changes in defense spending priorities. These changes, coupled with delayed contract awards, have reduced program funding and slowed development and associated revenues year-over-year. These declines were partially offset by a $12.9 million year-over-year growth in the Company’s advanced compute technology market due to the addition of a new customer and acceleration of existing programs as companies continue to invest in the emerging technology. Additional contributors included a $1.7 million increase in our consumer end market and a $1.6 million increase in our industrial market, offset by a $0.6 million decrease in revenues from our medical end market.
Legacy SkyWater Wafer Services revenue decreased by $1.4 million, primarily due to a $6.4 million reduction in sales to our key automotive customer, reflecting lower demand caused by oversupply issues in our customer’s product channels. Additionally, a $1.2 million decrease resulted from reduced medical customer volumes. These decreases were partially offset by a $5.6 million increase in revenue from an aerospace and defense customer program that transitioned from ATS to Wafer Services and a $0.8 million increase from consumer customers, as well as a $1.4 million increase in Industrial markets revenue.
Gross profit
Gross profit decreased from $69.6 million for the fiscal year ended December 29, 2024, as compared to $46.9 million for the fiscal year ended December 28, 2025, representing a decrease in gross margins from 20% to 18% in the same periods. The decrease was primarily driven by losses from decreased tool revenue and incremental tool installation costs absorbed in 2025, compared to tool-related gains recognized in 2024. In 2024, the Company generated $3.8 million of gross profit on tools, representing a 5% gross margin, whereas in 2025 the Company incurred a $1.8 million loss on tooling and absorbed $7.5 million of incremental tool installation costs. Excluding the impact of tool-related losses and incremental installation costs, gross margins for the segment would have been relatively consistent year over year.
Net Loss
Net loss increased by $13.7 million to $16.2 million for fiscal year 2025 from $2.5 million for fiscal year 2024. The increase was primarily driven by tool margin degradation, $10.1 million of one-time transaction and integration costs, (primarily legal, consulting, and other professional services fees) and $3.8 million of recurring integration costs, including $2.7 million related to services provided by Infineon under the Fab 25 TSA with Infineon. These factors were partially offset by a $32.0 million income tax gain recognized in connection with the Fab 25 acquisition.
SkyWater Texas Segment

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands)
Revenue	$175,292	$—
Gross profit	40,032	—
Net income	137,714	—
Revenue
Revenue for the fiscal year ended December 28, 2025 included $175.3 million in Wafer Services revenue. Of this amount, $17.9 million represents non-cash revenue associated with the off-market component of the Supply Agreement.
Gross profit
Gross profit was $40.0 million and gross margin was 23% for the fiscal year ended December 28, 2025.
Net Income
Net income was $137.7 million for the fiscal year ended December 28, 2025.
Please refer to Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for information about the acquisition of Fab 25 which established SkyWater Texas.
Liquidity and Capital Resources

General
For the fiscal years ended December 28, 2025, and December 29, 2024, the Company incurred net income (loss) attributable to SkyWater Technology, Inc. of $118.9 million, and $(6.8) million, respectively. As of December 28, 2025 and December 29, 2024, the Company held cash and cash equivalents of $23.2 million and $18.8 million, respectively.
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
We had $22.5 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $55.7 million at December 28, 2025. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “—Indebtedness.”
Open Market Sale Agreement
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (the “Open Market Agreement”) with respect to an at the market offering program. Pursuant to the Open Market Agreement and authorizations from the Company’s Board of Directors, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company’s common stock. During the fiscal years ended December 28, 2025 and December 29, 2024, the Company did not sell shares under the Open Market Agreement. As of December 28, 2025, $74,930 in shares were available for issuance under the Open Market Sale Agreement.
Capital Expenditures
For fiscal years 2025 and 2024, cash outflows related to capital expenditures totaled $27.2 million and $14.3 million, respectively. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in fiscal year 2026.
We have approximately $2.9 million of contractual commitments related to various anticipated capital expenditures outstanding as of December 28, 2025 that we expect to be paid in fiscal year 2026 through cash on hand and operating cash flows.
Working Capital
Historically, we have depended on cash on hand, funds available under our Revolver and, in the future, we may need to depend on additional types of funding sources for our growth strategy, working capital needs, and capital expenditures. We believe that these sources of funds will be adequate to provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations, and working capital for at least the next twelve months. However, we cannot be certain that we will be able to obtain future debt or equity financings on commercially reasonable terms sufficient to meet our cash requirements.
At December 28, 2025, the outstanding balance of our Revolver was $195.5 million, and our remaining availability under the Revolver was $55.7 million.
The following table sets forth general information derived from our consolidated statements of cash flows for fiscal years 2025 and 2024:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands)
Net cash (used in) provided by operating activities	$(28,966)	$18,460
Net cash used in investing activities	(113,044)	(11,205)
Net cash provided by (used in) financing activities	146,390	(6,794)

Cash and Cash Equivalents
At December 28, 2025 and December 29, 2024, we had $23.2 million and $18.8 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash used in operating activities was $29.0 million during fiscal year 2025, a decrease of $47.5 million from $18.5 million of net cash provided by operating activities during fiscal year 2024. Operating cash flow reflected $12.0 million of cash generated from earnings after adjusting for non-cash items, more than offset by changes in working capital. Working capital was primarily impacted by the integration of SkyWater Texas and the timing of customer collections and supplier payments. Accounts receivable, contract assets and accounts payable resulted in a net $20.5 million use of cash, driven largely by the SkyWater Texas receivable balances and extended payment terms, partially offset by favorable cash collections in Legacy SkyWater. Inventory decreased $1.0 million, reflecting reductions in the Legacy SkyWater partially offset by higher inventory levels at Fab 25. Prepaid expenses increased $11.2 million, primarily due to increases in customer construction-in-progress balances.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $113.0 million during fiscal year 2025, an increase of $101.8 million from $11.2 million in fiscal year 2024. The increase in cash used in fiscal year 2025 reflects our investment in Fab 25, as well as our continued investment in our development and manufacturing capabilities.
Financing Activities
Net cash generated from financing activities was $146.4 million during fiscal year 2025, an increase of $153.2 million from $6.8 million used during fiscal year 2024. The increase in net cash provided by financing activities during the fiscal year ended 2025 was primarily driven by the increase in net draws on our Revolver from financing our investment in Fab 25 and the increased working capital needs of operating an additional site.
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
Revolving Credit Agreement
On December 28, 2022, we entered into a Loan and Security Agreement with Siena, which was amended on November 19, 2024 to extend the maturity date to December 31, 2028 and increase the total borrowing capacity to $130.0 million (the “Revolver”). On June 30, 2025, we entered into an Amended Loan Agreement with Siena and the other lenders party thereto, which replaced the prior Loan and Security Agreement, as amended, to further amend the credit facility and increase the borrowing base in connection with the Transaction. The Amended Loan Agreement significantly increased our borrowing capacity from $130 million to $350 million, increased the borrowing base under the Revolver, and extended the maturity date to June 30, 2030. The Amended Loan Agreement enhanced the availability under the borrowing base, increased the allowable unfunded capital expenditures from $15 million to $44 million for 2025, and increased our minimum liquidity requirement from $15 million to $30 million. We expect these changes to improve our liquidity profile and support continued investment in strategic capital growth initiatives.
The Company has incurred $10.1 million of debt issuance costs in connection with the Amended Loan Agreement, which is being amortized as additional interest expense over the term of the Revolver. At December 28, 2025, we had borrowings of $195.5 million and availability of $55.7 million under the Revolver.
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
Borrowings under the Amended Loan Agreement bear interest at a rate that depends upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate is a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate is the greatest of the prime rate, the Federal funds rate plus 0.5% and 7.0% per annum. The applicable margin is an applicable percentage based on the fixed charge coverage ratio that ranges from 4.0% to 5.0% per annum for term SOFR loans and ranges from 3.0% to 4.0% per annum for base rate loans.
The Amended Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights and financial conditions, the Amended Loan Agreement requires $10 million in minimum EBITDA (as defined in the Amended Loan Agreement) calculated as of the last day of each calendar month for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of the amounts set forth in the Amended Loan Agreement calculated as of the last day of each calendar year commencing December 31, 2025, requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than (i) $30 million prior to the consummation of a sale and leaseback transaction on certain owned real property in Austin, Texas or (ii) $80 million following the consummation of such sale and leaseback transaction, and requires the Borrowers maintain liquidity of at least $70 million at all times following such sale and leaseback transaction. In addition, the Amended Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of December 28, 2025, we were in compliance with applicable covenants of the Amended Loan Agreement and expect to continue to be in compliance with applicable financial covenants over the next twelve months.
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
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a triggering event existed and the lender’s protective rights were enforceable during the first half of fiscal year 2024. Pursuant to its protective rights, the lender had retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of December 28, 2025.
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
Tool Financing Loans
We, from time to time, enter into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. In fiscal year 2025, we did not enter into any new arrangements to sell manufacturing tools and other equipment to financing lenders. In fiscal year 2024, these arrangements totaled $3.4 million. These agreements include bargain purchase options at the end of the lease terms, which we intend to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the consolidated balance sheets.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Debt—Refer to Note 7.
•Capital expenditure commitments—Refer to Note 13.
•Capital lease commitments—Refer to Note 15.
•Sale leaseback obligation—Refer to Note 16.
•Income Taxes—Refer to Note 8.
•Other commitments and contingencies—Refer to Note 13.
Recent Accounting Developments
For information on new accounting pronouncements, see Note 3 to the consolidated financial statements.
Emerging Growth Company and Smaller Reporting Company Status
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, with this qualification ending at the end of our fiscal 2026. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation, and shareholder advisory votes on golden parachute compensation.
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
However, as December 31, 2025, we no longer qualify as a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act due to the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 29, 2025 exceeding the applicable threshold for smaller reporting company status. Accordingly, while we remain eligible to take advantage of certain reduced disclosure and reporting requirements applicable to emerging growth companies and we are still applying the reduced disclosure and reporting requirements for smaller reporting companies in this Annual Report on Form 10-K, we will no longer be eligible to rely on the reduced disclosure and reporting requirements available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the first quarter of 2026.
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
Revenue on fixed price contracts is recognized using either an output or input method based upon the method that best measures the value of the services performed for the Company’s customers. Whether an output or input method is selected requires judgment and is subject to thorough analysis of the terms of each fixed price contract. The Company consistently uses either its output method or input method for similar performance obligations and in similar circumstances.
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
For contracts where orders are non-cancelable and the Company thereby maintain enforceable rights to customer performance, including rights to payment for partially completed wafers at reasonable margins, control over wafers transfers to its customers as wafers are manufactured. For these contracts, the Company recognizes revenue using an input method for Legacy SkyWater and an output method for SkyWater Texas. The input method measures the percentage of completion of each wafer still in the manufacturing process by comparing total costs incurred to date to the total estimated costs to manufacture the wafer, whereas the output method measures the percentage of completion of a wafer still in the manufacturing process by comparing total manufacturing steps completed to date to the total number of manufacture steps required to complete the wafer. The Company records the proportion of the transaction price as revenue in the period.
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
The Company’s Fab 25 supply agreement with Infineon includes an off-market component that resulted in the recognition of a $120.0 million contract liability in purchase accounting for the acquisition of Fab 25 (see Note 4 – Acquisitions). The contract liability is released and recognized as Wafer Services revenue for SkyWater Texas over the four-year term of the supply agreement based on the ratio of actual quantities produced as compared to estimates of total quantities expected to be produced over the term of the contract. The estimation of total quantities expected to be produced requires significant judgment and any adjustment to this estimate may impact the amount of revenue recognized in any fiscal period.
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
In the current period the Company released a large portion of the previously recorded valuation allowance on its deferred tax assets. On June 30, 2025, the Company acquired Fab 25 that was accounted for as a business combination and recognized net deferred tax liabilities of $33.6 million in purchase accounting.
Based on the Company’s analysis of all positive and negative evidence available for the year ended December 28, 2025, the Company concluded it is more likely than not that the majority of the U.S. federal and U.S. states net deferred tax assets will be realizable. The Company considered the reversal of taxable temporary differences to determine the appropriate valuation allowance. Accordingly, the company recognized a non-recurring tax benefit of $23,200 for the year ended December 28, 2025, and this change mainly resulted from the taxable temporary differences recorded from the Fab 25 acquisition. As of December 28, 2025, $5,018 of our valuation allowance remained against certain tax attributes.
Our income tax expense recorded in the future may be further reduced to the extent of a decrease in the remaining valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on future taxable income. Any reduction in future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings. Because the determination of the amount of deferred tax assets that can be realized is based, in part, on our forecast of future profitability, it is inherently uncertain and subjective. Changes in market conditions and our assumptions may cause the actual future profitability to differ materially from our current expectation, which may require us to increase or decrease the valuation allowance.
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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net (loss) income before interest expense, income tax expense (benefit), depreciation and amortization and certain other items that we do not view as indicative of our ongoing performance, including equity-based compensation, net income attributable to noncontrolling interests, management transition expense, restructuring costs, transaction and integration costs, sale process costs and bargain purchase gain.
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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA attributable to SkyWater Technology, Inc., our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands)
Net income (loss) attributable to SkyWater Technology, Inc.	$118,910	$(6,793)
Interest expense	13,713	8,837
Income tax (benefit) expense	(27,989)	240
Depreciation and amortization, net	34,703	18,242
EBITDA	139,337	20,526
Equity-based compensation (1)	9,422	8,168
Restructuring costs (2)	1,403	188
Sale process costs (3)	153	—
Management transition expense (4)	—	903
Transaction and integration costs (5)	10,058	220
Bargain purchase gain(6)	(111,746)	—
Net income attributable to non-controlling interests (7)	4,536	4,276
Adjusted EBITDA	$53,163	$34,281
(1)Represents non-cash equity-based compensation expense.
(2)Represents severance, separation, and other termination benefits related to the reorganization of the manufacturing and operations teams.
(3)Represents incremental expenses incurred in connection with the Company’s evaluation of IonQ’s offer to acquire the Company, including legal, accounting, and other advisory fees.
(4)Represents the cost of severance, separation, and other termination benefits related to the reorganization of the manufacturing, sales, marketing, and operations leadership team.
(5)Represents transaction and integration costs associated with our June 30, 2025 acquisition of Fab 25, including legal fees, professional services fees, consultant fees, and other costs to effectuate the closing of the transaction and integration of the acquired business.
(6)Represents the bargain purchase gain recognized for the acquisition of Fab 25 on June 30, 2025. The total consideration paid by SkyWater to acquire Fab 25 was less than the fair value of the net assets acquired and necessitated the recognition of the bargain purchase gain pursuant to GAAP. The amount of the bargain purchase gain is impacted by the fair values assigned to the net assets acquired in purchase accounting. Values in this regard, as well as related tax impacts, are preliminary in nature and are subject to finalization by the second quarter of fiscal 2026 as allowed by GAAP.
(7)Represents net income attributable to noncontrolling interests arising from our variable interest entity (VIE), which was formed for the purpose of purchasing the land and building of our primary operating facility in Bloomington, Minnesota. Since interest expense is added back to net loss to shareholders in our adjusted EBITDA financial measure, we also add back the net income attributable to noncontrolling interests as its net income is derived from interest the VIE charges SkyWater.

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
Interest Rate Risk
At December 28, 2025, the outstanding balance of our Revolver was $195.5 million, which bears interest at a variable rate. At December 28, 2025, the rate in effect was 8.2%, which reflects the term SOFR loan rate of 4.46% plus applicable margin of 5.25%. Based on the outstanding balance of our Revolver at December 28, 2025, a 100 basis point increase in the interest rate would increase interest expense by $2.0 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors SkyWater Technology, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SkyWater Technology, Inc. and subsidiaries (the Company) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 28, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 28, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Minneapolis, Minnesota
March 11, 2026

SKYWATER TECHNOLOGY, INC.
Consolidated Balance Sheets

	December 28, 2025	December 29, 2024

	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$23,224	$18,844
Accounts receivable (net of allowance for credit losses of $80 and $398, respectively)	100,083	52,362
Contract assets (net of allowance for credit losses of $26 and $42, respectively)	18,020	20,890
Inventory	24,600	14,535
Prepaid expenses and other current assets	27,269	23,476
Total current assets	193,196	130,107
Property and equipment, net	511,720	165,431
Intangible assets, net	9,168	7,779
Other assets	19,823	8,488
Total assets	$733,907	$311,805

Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$5,940	$5,073
Accounts payable	34,871	29,590
Accrued expenses	56,612	36,829
Short-term financing, net of unamortized debt issuance costs	184,402	27,669
Contract liabilities	42,195	55,166
Total current liabilities	324,020	154,327
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	32,939	34,704
Long-term contract liabilities	149,470	51,901
Deferred income tax liability, net	6,369	632
Other long-term liabilities	25,297	8,721
Total long-term liabilities	214,075	95,958
Total liabilities	538,095	250,285
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of December 28, 2025 and December 29, 2024)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 48,608 and 47,704 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively)	489	478
Additional paid-in capital	202,386	189,132
Accumulated deficit	(15,056)	(133,966)
Total shareholders’ equity, SkyWater Technology, Inc.	187,819	55,644
Noncontrolling interests	7,993	5,876
Total shareholders' equity	195,812	61,520
Total liabilities and shareholders’ equity	$733,907	$311,805
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Operations

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands, except per share data)
Revenue	$442,139	$342,269
Cost of revenue	355,211	272,643
Gross profit	86,928	69,626
Research and development expense	14,621	15,040
Selling, general, and administrative expense	74,883	48,026
Operating (loss) income	(2,576)	6,560
Other income (expense)
Bargain purchase gain	111,746	—
Interest expense	(13,713)	(8,837)
Total other income (expense)	98,033	(8,837)
Income (loss) before income taxes	95,457	(2,277)
Income tax (benefit) expense	(27,989)	240
Net income (loss)	123,446	(2,517)
Less: Net income attributable to noncontrolling interests	4,536	4,276
Net income (loss) attributable to SkyWater Technology, Inc.	$118,910	$(6,793)

Net income (loss) per share attributable to common shareholders, basic	$2.47	$(0.14)
Weighted average shares used in computing net income (loss) per common share, basic	48,182	47,396
Net income (loss) per share attributable to common shareholders, diluted	$2.44	$(0.14)
Weighted average shares used in computing net income (loss) per common share, diluted	48,708	47,396
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

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 29, 2024	—	$—	47,704	$478	$189,132	$(133,966)	$55,644	$5,876	$61,520
Issuance of common stock pursuant to equity compensation plans	—	—	904	11	3,832	—	3,843	—	3,843
Equity-based compensation	—	—	—	—	9,422	—	9,422	—	9,422
Contribution from noncontrolling interest	—	—	—	—	—	—	—	625	625
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,044)	(3,044)
Net income	—	—	—	—	—	118,910	118,910	4,536	123,446
Balance at December 28, 2025	—	$—	48,608	$489	$202,386	$(15,056)	$187,819	$7,993	$195,812
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands)
Cash flows from operating activities
Net income (loss)	$123,446	$(2,517)
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities
Bargain purchase gain	(111,746)	—
Revenue from off-market component of supply agreement recorded in purchase accounting	(17,909)	—
Depreciation and amortization expense	35,670	18,693
Accretion of investment tax credits	(967)	(449)
Equity-based compensation expense	9,422	8,168
Amortization of debt issuance costs included in interest expense	1,885	1,676
Deferred income taxes	(27,882)	(47)
Provision for credit losses	447	203
Gain on sale of property and equipment	(388)	(55)
Changes in operating assets and liabilities, net of the effects of a business acquisition
Accounts receivable and contract assets	(20,485)	20,202
Inventory	1,046	805
Prepaid expenses and other current assets	(11,181)	(9,595)
Accounts payable and accrued expenses	7,169	(10,387)
Contract liabilities, current and long-term	(17,493)	(8,237)
Net cash (used in) provided by operating activities	(28,966)	18,460

Cash flows from investing activities
Purchase of software and technology licenses	(2,871)	(3,319)
Proceeds from sale of property and equipment	628	55
Purchases of property and equipment	(24,335)	(7,941)
Acquisition	(86,466)	—
Net cash used in investing activities	(113,044)	(11,205)

Cash flows from financing activities
Proceeds from draws on the revolving line of credit	588,650	346,500
Repayment of draws on the revolving line of credit	(431,112)	(342,329)
Proceeds from sale leaseback	4,599	—
Proceeds from tool financings	—	1,298
Repayment of tool financing advanced payments	—	(920)
Principal payments on long-term debt	(5,841)	(4,834)
Cash paid for debt issuance costs	(10,098)	—
Cash paid for principal on finance leases	(1,232)	(646)
Proceeds from the issuance of common stock pursuant to equity compensation plans	3,843	2,499
Cash paid on licensed technology obligations	—	(3,001)
Contributions from noncontrolling interest	625	260
Distributions to noncontrolling interest	(3,044)	(5,621)
Net cash provided by (used in) financing activities	146,390	(6,794)

Net change in cash and cash equivalents	4,380	462
Cash and cash equivalents - beginning of fiscal year	18,844	18,382
Cash and cash equivalents - end of fiscal year	$23,224	$18,844
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the fiscal year for:
Interest	$10,187	$6,548
Income taxes	27	112
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$10,408	$16,067
Intangible assets acquired, not yet paid	72	262
Investment tax credit not received	4,493	4,824
The accompanying notes are an integral part of these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, “SkyWater,” the “Company,” “we”, “us”, or “our”), is a U.S.-based, independent, pure-play semiconductor foundry providing foundational-node manufacturing, advanced technology development, and advanced packaging services through an integrated, multi-site operating model. We operate exclusively within the United States, with fabrication and packaging facilities in Minnesota, Texas, and Florida.
Our operations are designed to support customers that require secure, domestic manufacturing, long product life cycles, high reliability, and close engineering collaboration. Our business model integrates production-scale manufacturing with advanced technology development, enabling customers to transition specialized semiconductor technologies efficiently from development to volume production. We support a broad array of applications where continuity of supply, manufacturability, and long-term availability are as critical as device performance. This integrated approach positions SkyWater as a leading domestic manufacturing partner for commercial and government customers.
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
SkyWater will remain an emerging growth company until the earliest of (1) the last day of the first fiscal year (A) following the fifth anniversary of the completion of its initial public offering, which will occur at the end of SkyWater’s fiscal 2026 (B) in which the Company's total annual gross revenue exceeds $1.235 billion; or (C) when the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th; or (2) the date on which the Company has issued more than $1 billion in non-convertible debt securities during the prior three-year period.
Reportable Segment Information
Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. As a result of the acquisition of Fab 25 (as defined below), the Company now operates as two distinct reportable segments, which are Legacy SkyWater and SkyWater Texas. See Note 18 - Reportable Segment and Geographic Information for segment and geography-specific disclosures.
Note 2 Basis of Presentation and Principles of Consolidation
The consolidated financial statements are presented in thousands of U.S. dollars (except per share information) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the Company’s assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which it has a controlling financial interest, SkyWater Technology Foundry, Inc. (“SkyWater Technology Foundry”), SkyWater Federal, LLC (“SkyWater Federal”), SkyWater Florida, Inc. (“SkyWater Florida”), Spansion Fab 25, LLC (“Fab 25”) and Oxbow Realty Partners, LLC (“Oxbow Realty”), a variable interest entity (“VIE”) for which SkyWater is the primary beneficiary and an affiliate of the Company’s principal stockholder. The Company reports noncontrolling interests for amounts that are attributable to ownership interests other than the Company’s common shareholders. All intercompany accounts and transactions have been eliminated in consolidation.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
The consolidated statements of operations, shareholders’ equity and cash flows are for the fiscal years ended December 28, 2025, and December 29, 2024. The Company’s fiscal year ends on the Sunday closest to the end of the calendar year. The fiscal years ended December 28, 2025, and December 29, 2024 each contained 52 weeks.
Liquidity and Cash Requirements
For the fiscal years ended December 28, 2025, and December 29, 2024, the Company incurred net income (loss) attributable to SkyWater Technology, Inc. of $118,910, and $(6,793), respectively. As of December 28, 2025 and December 29, 2024, the Company held cash and cash equivalents of $23,224 and $18,844, respectively.
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the fiscal years then ended. The Company evaluates these estimates and judgments on an ongoing basis and determines its estimates using its experience, current and expected future conditions, third-party evaluations, and various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.
Net Income (Loss) Per Share
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the fiscal year ended December 29, 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. For the fiscal year ended December 28, 2025, restricted stock units and stock options totaling 526,387 are included in the computation of diluted weighted-average shares outstanding. For the fiscal year ended December 28, 2025, anti-dilutive restricted stock units and stock options totaling 504,066 have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would be anti-dilutive. For the fiscal year ended December 29, 2024, there were restricted stock units and stock options totaling 1,269,134 excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per common share for the fiscal years ended December 28, 2025, and December 29, 2024:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands, except per share data)
Numerator: Net income (loss) attributable to SkyWater Technology, Inc.	$118,910	$(6,793)
Denominator: weighted-average common shares outstanding, basic	48,182	47,396
Net income (loss) per common share, basic	$2.47	$(0.14)

Denominator: weighted-average common shares outstanding, diluted	48,708	47,396
Net income (loss) per common share, diluted	$2.44	$(0.14)
Immaterial Revisions of Prior Period Financial Information

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in this update require disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026. SkyWater will adopt the amendments in this update for its fiscal year ending January 2, 2028. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this update provide registrants with a practical expedient in its application of FASB Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses, and allow it to assume that conditions as of the balance sheet date will remain the same over the future life of the asset when estimating potential collections and losses. The amendment in ASU 2025-05 will become effective for the Company’s fiscal year ended January 3, 2027. SkyWater is currently evaluating whether it will adopt the practical expedient introduced by ASU 2025-05.
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in this update introduce a more principles-based framework to the capitalization of software intended for internal use focused on management’s authorization and commitment to fund a development project and the probability of whether the project will be completed and used to for its intended function. The amendment in ASU 2025-06 will become effective for the Company’s fiscal year ended December 31, 2028. SkyWater is currently evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). The amendments in this update establish guidance on the recognition, measurement and presentation of government grants received by business entities. The amendments in ASU 2025-10 will become effective for the Company’s fiscal year ended December 30, 2029. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments in this update clarify the interim reporting requirements of ASC Topic 270, Interim Reporting, and more clearly specifies what disclosures are required for an interim reporting period. The amendments in ASU 2025-11 will become effective during the Company’s fiscal year ended December 31, 2028. The Company is evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
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

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers but has not yet billed to its customers. Contract assets are reduced by the Company’s estimates of expected credit losses based on its expectation of losses to be incurred. Management determines the need for an allowance for credit losses through the review of its historical write-offs and recoveries and assessment of current and future economic conditions.
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
Supplies and spare parts are measured at weighted-average cost and expensed when utilized. Supplies and spare parts are classified as inventory if expected to be used within one year. Supplies and spare parts not expected to be used within one year are classified as other assets in the Company’s consolidated balance sheets and are stated at net realizable value.
Property and Equipment, net
Property and equipment is recorded at cost when acquired, or at fair value when acquired as part of a business combination. The costs of additions and improvements are capitalized. The cost of repairs and maintenance are expensed in the period incurred. When equipment is sold or retired, the related net carrying amount of the equipment is derecognized and a gain or loss is recorded in the consolidated statements of operations based on the proceeds received from the disposition. Depreciation expense is computed using the straight-line attribution method and recognized over the estimated useful lives of the assets assigned for accounting purposes, which are generally seven to ten years for machinery and equipment, ten to fifteen years for building improvements, and twenty-five years for buildings.
Intangible Assets, net
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
There have been no impairments or impairment indicators related to long-lived assets during the fiscal years ended December 28, 2025, or December 29, 2024.
Leases
The Company leases certain property and equipment, such as its office location in Florida, certain manufacturing space in Texas, and certain production equipment under finance leases. It also leases its manufacturing location in Florida and warehouse space in Minnesota under operating leases. The Company applies the provisions of ASC Topic 842, Leases (“Topic 842”) to determine if an arrangement is, or contains, a lease at contract inception. The Company applies many of the exemptions allowed in Topic 842, notably the Company (1) excludes leases with an initial term of twelve months or

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
less from its lease accounting; and (2) accounts for lease and non-lease components as a single component (only for equipment leases). Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Pursuant to Topic 842, the Company recognizes right-of-use assets (“ROU”) and lease liabilities for operating leases on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets are recognized at the inception of a lease based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate at the lease inception date in determining the present value of lease payments. Some of the Company’s leases include options to extend or cancel the lease term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option at the inception of the lease. As of December 28, 2025, the Company did not intend to exercise its lease extension or cancellation options.
Deferred Debt Issuance Costs
The Company capitalizes the costs incurred to enter into, or modify, the Company’s lending arrangements. These costs are amortized over the life of the related agreements using the effective interest method for the VIE financing (as defined in Note 7 – Debt) and the straight-line method for the Revolver (as defined in Note 7 – Debt). The amortization of these costs is included in interest expense. The unamortized debt issuance costs are presented as a reduction of the outstanding borrowings in the consolidated balance sheets.
Variable Interest Entities
The Company evaluates whether an entity is a VIE based on the sufficiency of the entity’s equity at risk and by determining whether the equity holders have the characteristics of a controlling financial interest. If an entity is a VIE, SkyWater determines if it is the primary beneficiary of the VIE by assessing whether it has the power to direct the activities that most significantly impact the economic performance of the VIE, as well as the obligation to absorb losses, or the right to receive benefits, that may be significant to the VIE. These determinations require management to make judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasted results. The Company regularly reviews its arrangements and agreements and assesses whether events or conditions may exist that result in an entity becoming a VIE, or the Company becoming the primary beneficiary of an existing VIE. The Company also regularly reviews its current VIE arrangements, inclusive of primary beneficiary conclusions, to determine if events or conditions exist that suggest VIE arrangements no longer exist. See Note 16 – Variable Interest Entity. Non-controlling interests reported in shareholders’ equity on the consolidated balance sheets represent the ownership interests in the consolidated VIE held by entities or persons other than SkyWater.
Revenue Recognition
Revenue is recognized when control of promised goods or services are transferred to the Company’s customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those goods or services. To recognize revenue, the Company applies a five-step process to evaluate customer arrangements as follow: (1) it identifies the customer contract; (2) it identifies the performance obligations within the customer contract; (3) it determines the transaction price; (4) it allocates the transaction price to the performance obligations within the contract; and (5) it recognizes revenues when, or as, it satisfies the performance obligations within the contract. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of the transaction price is reasonably assured. At contract inception, the Company applies judgment in determining the customer’s ability and intention to pay amounts to which the Company is entitled as they become due based on a variety of factors including the customer’s historical payment experience. See below and Note 5 – Revenue, for further discussion of SkyWater’s revenue.
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
Revenue on fixed price contracts is recognized using either an output or input method based upon the method that best measures the value of the services performed for the Company’s customers. Whether an output or input method is

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
selected requires judgment and is subject to thorough analysis of the terms of each fixed price contract. The Company consistently uses either its output method or input method for similar performance obligations and in similar circumstances.
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
For contracts where orders are non-cancelable and the Company thereby maintain enforceable rights to customer performance, including rights to payment for partially completed wafers at reasonable margins, control over wafers transfers to its customers as wafers are manufactured. For these contracts, the Company recognizes revenue using an input method for Legacy SkyWater and an output method for SkyWater Texas. The input method measures the percentage of completion of each wafer still in the manufacturing process by comparing total costs incurred to date to the total estimated costs to manufacturing the wafer, whereas the output method measures the percentage of completion of a wafer still in the manufacturing process by comparing total manufacturing steps completed to date to the total number of manufacture steps required to complete the wafer. The Company records the proportion of the transaction price as revenue in the period.
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
The Company’s Fab 25 supply agreement with Infineon includes an off-market component that resulted in the recognition of a $120,000 contract liability in purchase accounting for the acquisition of Fab 25 (see Note 4 – Acquisitions). The contract liability is released and recognized as Wafer Services revenue for SkyWater Texas over the four-year term of the supply agreement based on the ratio of actual quantities produced as compared to estimates of total quantities expected to be produced over the term of the contract. The estimation of total quantities expected to be produced requires significant judgment and any adjustment to this estimate may impact the amount of revenue recognized in any fiscal period.
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
Investment Tax Credits and Government Assistance
The Company recognizes the benefits of government assistance it receives, or expects to receive, only when there is reasonable assurance that the Company will (1) comply with the conditions attached to government assistance; and (2) the government assistance will be received or paid. The Company receives government assistance in the form of refundable investment tax credits available under Section 48D of the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS Act”) for eligible capital expenditures. Upon completing all necessary registrations, the Company has a recognized income tax receivable of $10,230 for eligible capital expenditures arising from its 2023, 2024 and 2025 tax years as of December 28, 2025. As the Section 48D investment tax credit is asset-based, the deferred benefit from the credit has been recorded as a reduction of the cost basis in the underlying equipment from which the tax credit was derived and will be recognized as a reduction of the assets’ depreciation expense over their useful lives. For the fiscal years ended December 28, 2025, and December 29, 2024, $967 and $449 of deferred gain was recognized as a reduction of depreciation expense in cost of revenues on the consolidated statements of operations, respectively.
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

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 4 Acquisitions
2025 Acquisition
On June 30, 2025 (the “Closing Date”), the Company executed an amendment to the Membership Interest Purchase Agreement with Spansion LLC and completed its acquisition of 100% of the voting equity interests of Fab 25, a newly formed limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment, employees, and certain other assets and liabilities related to Infineon’s 200 mm fab in Austin, Texas. The purchase price for the Transaction was $206,466. The Transaction was financed through proceeds received from the execution of an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Siena Lending Group LLC (“Siena”) and the other lenders party thereto on June 30, 2025.
In connection with the Transaction, the Company entered into a multi-year supply agreement with certain of Infineon’s subsidiaries under a take-or-pay arrangement for the first four-year period following the close of the Transaction (the “Supply Agreement”). The Supply Agreement included an off-market component estimated at a fair value of $120,000 which was included in the purchase price for the Transaction. In addition, as part of the Transaction, the Company entered into a multi-year lease agreement to lease a portion of the acquired office space at the Austin, Texas facility back to Infineon for the first four-year period following the closing of the Transaction. The lease agreement provides for lease payments of $1,200 annually through June 2029, after which time the agreement can be extended with lease payments adjusted based on fair market value escalators.
The acquisition of Fab 25 significantly expanded SkyWater’s footprint domestically and will enable the Company to grow its services across a broader base of industrial, automotive, and defense customers in the future.
The Transaction was accounted for as a business combination using the acquisition method of accounting in accordance with Topic 805. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the Closing Date. The excess of the estimated fair value of assets acquired and liabilities assumed over the estimated fair value of the total purchase consideration exchanged was recognized as a bargain purchase gain pursuant to Topic 805 in the amount of $111,746. The Company believes that the bargain purchase gain resulted from Infineon’s strategic decision to divest Fab 25 in exchange for the favorable wafer production pricing included in the Supply Agreement and its ability to maintain security of supply for semiconductors used in its products from a trusted partner.
The fair value of property and equipment was estimated using a combination of the cost and market approaches, considering replacement cost new, comparable market transactions, and adjustments for physical deterioration, functional obsolescence, and economic obsolescence. Valuations were performed using primarily Level 2 and Level 3 inputs under the fair value hierarchy. The estimates are based on management-provided information, site inspections, and published valuation indices, and assume the assets are free from liens or restrictions. Most assets were valued under an in-exchange premise, rather than an in-use premise, given the significant bargain purchase gain recognized on the Transaction. The fair value of off-market component for multi-year supply agreement was measured using an income-based approach. Key assumptions in the valuation included projected capacity utilization levels, benchmark pricing for comparable semiconductor foundry arrangements and a discount rate reflective of the Company’s incremental borrowing rate. The fair values rely on Level 3 inputs within the ASC 820 fair value hierarchy. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Any potential adjustments made could be material in relation to the preliminary values presented below.
The Company incurred $10,058 and $308 of transaction costs for the twelve months ended December 28, 2025 and December 29, 2024, respectively. These costs are included as selling, general, and administrative costs in the consolidated income statement for each period.
The following table summarizes the Company’s preliminary purchase price allocation, including the consideration exchanged and the amounts recognized for the assets acquired and liabilities assumed as of the Closing Date (in thousands):

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Cash consideration paid at closing, net of cash consideration refunded based on settlement of net working capital provisions in the purchase agreement	$86,466
Estimated fair value of off-market component for multi-year supply agreement	120,000
Total purchase consideration exchanged	206,466
Assets acquired
Contract assets, net of allowance for credit losses	24,809
Inventory, spare parts inventory and other assets	14,825
Prepaid expenses and other current assets	233
Land and building	98,638
Machinery and equipment	243,733
Right-of-use assets	19,053
Total assets acquired	401,291
Liabilities assumed
Accounts payables	24,107
Accrued expenses	7,737
Deferred income tax liability, net	33,619
Other long-term liabilities	17,616
Total liabilities assumed	83,079
Net assets acquired	318,212
Bargain purchase gain	$111,746
The above purchase price allocation is preliminary and is subject to further adjustment. The fair values of assets acquired and liabilities assumed are based on the Company’s current estimates and are subject to change as additional information existing as of the Closing Date becomes available and is evaluated. Specifically, the Company is continuing to assess the values assigned to spare parts inventory and long-lived assets subject to finance leases. Additionally, the Company’s recognition of deferred tax assets and liabilities arising from differences between the assigned fair values and the tax bases of the acquired assets and assumed liabilities is also preliminary pending continued evaluation of all income tax positions and attributes. Adjustments to the preliminary purchase price allocation may occur as these analyses are finalized. Such adjustments could have a material effect on the Company’s consolidated financial statements, including the amount of the bargain purchase gain recognized for the twelve-month periods ended December 28, 2025. The Company expects to complete its purchase accounting and related tax assessments within the one-year measurement period allowed under Topic 805.
During the fourth quarter of 2025, the Company’s purchase price allocation was adjusted to reflect certain measurement period adjustments due primarily to a downward adjustment to the value of spare parts inventory of $2,589 and a decrease in its estimate of net deferred tax liabilities of $4,241. Remaining measurement period adjustments made in 2025 were not material to the Company’s financial position or results of operations. These changes resulted in a $956 increase to the previously recognized bargain purchase gain.
Pro Forma Results (Unaudited)
Fab 25 has been included in the Company’s consolidated financial statements since the acquisition date. Fab 25 contributed revenue of $175,292 and net income of $143,653 inclusive of the bargain purchase gain realized as a result of the transaction of $111,746 to the Company’s consolidated statement of operations for the twelve-month periods ended December 28, 2025. The following table presents supplemental pro forma information for twelve-month period ended December 29, 2024, as if the Transaction had been completed on January 1, 2024. As the Fab 25 results have been included in the Company’s consolidated financial statements since the acquisition date, the pro forma results for the twelve-month period ended December 28, 2025 include the Fab 25 standalone financial results for the six-month fiscal period ended June 29, 2025. The amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. The pro forma results include certain nonrecurring adjustments that were directly related to the business combination, including business transaction costs.
The unaudited pro forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from acquisition:

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
•The recognition of revenue related to lease income from a sale lease-back of a portion of the Fab 25 facility to Infineon and the run-off of the contract liability arising from the off-market component of the Supply Agreement that will be recognized as revenue based on production and purchase volume over the course of the four-year term Supply Agreement;
•The recognition of incremental depreciation expense on the fair value step up recognized for property and equipment acquired and incremental lease expense related to finance leases acquired and remeasured;
•The twelve-month period ended December 28, 2025 unaudited pro forma results were adjusted to exclude $10,058 of transaction costs incurred during the twelve-months ended December 28, 2025. The twelve-month period ended December 29, 2024 unaudited pro forma results were adjusted to include these charges;
•The recognition of the bargain purchase gain realized as a result of the Transaction of $111,746. The twelve-month period ended December 28, 2025 unaudited pro forma results were adjusted to exclude this bargain purchase gain, and the twelve-month period ended December 29, 2024 unaudited pro forma results were adjusted to include this bargain purchase gain;
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
This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that would have been achieved had the acquisition of Fab 25 been consummated as of January 1, 2024.

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands)
Revenue	$628,255	$714,962
Net income	$14,218	$165,161

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 5 Revenue
Disaggregated Revenue
The Company recognizes ATS development, Tools, and Wafer Services revenues pursuant to its revenue recognition policies as described in Note 3 – Summary of Significant Accounting Policies. The following tables disclose revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Fiscal Year Ended December 28, 2025
	Topic 606 Revenue		Lease Revenue Per Topic 842
	Point-in-Time	Over Time		Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$1,204	$139,659	$—	$140,863
Fixed price contracts	16,240	53,450	—	69,690
Other	—	—	1,944	1,944
Total ATS development	17,444	193,109	1,944	212,497
Wafer Services	481	199,503	798	200,782
Combined ATS development and Wafer Services	17,926	392,610	2,743	413,279
Tools	28,860	—	—	28,860
Total	$46,786	$392,610	$2,743	$442,139

	Fiscal Year Ended December 29, 2024
	Topic 606 Revenue		Lease Revenue Per Topic 842
	Point-in-Time	Over Time		Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$140,482	$—	$140,482
Fixed price contracts	12,665	80,830	—	93,495
Other	—	—	4,668	4,668
Total ATS development	12,665	221,312	4,668	238,645
Wafer Services	1,803	25,058	—	26,861
Combined ATS development and Wafer Services	14,468	246,370	4,668	265,506
Tools	76,763	—	—	76,763
Total	$91,231	$246,370	$4,668	$342,269
Deferred Contract Costs
The Company recognizes an asset, deferred contract costs, for the incremental costs of obtaining a contract with a customer when costs are considered recoverable and the duration of the contract is in excess of one year. Deferred contract costs are amortized as the related revenue is recognized. The Company recognized amortization of deferred contract costs totaling $0, and $172, for the fiscal years ended December 28, 2025, and December 29, 2024, respectively. There were no deferred contract costs capitalized as of December 28, 2025.
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $18,020 and $20,890 at December 28, 2025 and December 29, 2024, respectively, and are presented net of allowances for credit losses of $26 and $42, respectively. The table below shows contract asset detail information on a gross basis:

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Balance at December 29, 2024	$20,932
Transfers to accounts receivable, net	(20,861)
Increase due to revenue recognized in advance of customer billings	17,975
Balance at December 28, 2025	$18,046
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue on customer contracts and deferred lease revenue representing customer prepayments on a leasing arrangement in which the Company serves as lessor. Deferred revenue on customer contracts represents payments from customers for which performance obligations have not yet been satisfied. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The contract liabilities and other significant components of contract liabilities at December 28, 2025 and December 29, 2024 are as follows:

	December 28, 2025				December 29, 2024

	Contract Deferred Revenue (1)	Lease Deferred Revenue	Supply Agreement (2)	Total Contract Liabilities	Contract Deferred Revenue (1)	Lease Deferred Revenue	Supply Agreement (2)	Total Contract Liabilities
Current contract liabilities	$40,301	$100	$1,794	$42,195	$53,222	$1,944	$—	$55,166
Long-term contract liabilities	81,665	—	67,805	149,470	51,901	—	—	51,901
Total contract liabilities	$121,966	$100	$69,599	$191,665	$105,123	$1,944	$—	$107,067
(1)Contract deferred revenue includes $37,077 and $48,200 at December 28, 2025 and December 29, 2024, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $11,123 were classified as current in the consolidated balance sheets at December 28, 2025 and December 29, 2024, respectively.
(2)In connection with the Fab 25 Transaction, the Company entered into a multi-year supply agreement with certain of Infineon’s subsidiaries under a take-or-pay arrangement for the first four-year period following the closing of the Transaction (the “Supply Agreement”). The Supply Agreement included an off-market component estimated at a fair value of $120,000 which was included in the purchase price for the Transaction. This amount is presented net of Supply Agreement specific contract assets which total $32,492 as of December 28, 2025.
The change in contract liabilities is as follows:

Balance at December 29, 2024	$107,067
Increase due to payments received, excluding amounts recognized as revenue	82,087
Recognition of off-market component of Supply Agreement in Fab 25 purchase accounting (1)	87,508
Revenue recognized included in the balance at the beginning of the period	(67,088)
Revenue recognized from Fab 25 Supply Agreement (1)	(17,909)
Balance at December 28, 2025	$191,665
(1) The Company recorded a $120,000 contract liability in purchase accounting for the acquisition of Fab 25 to recognize the fair value of the off-market component of the Supply Agreement. Related revenue for this contract liability is recognized as the Company fulfills its wafer production obligations over the four-year term of the Supply Agreement. Between June 30, 2025, the date the Company acquired Fab 25, and December 28, 2025, the Company recognized $17,909 of revenue associated with this contract liability reducing its total balance to $102,091 at December 28, 2025.
Remaining Performance Obligations
Excluding the contract liability related to the off-market component of the supply agreement recognized in purchase accounting (see Note 4 - Acquisitions), the Company had $175,321 of remaining performance obligations at December 28, 2025 that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools contracts. The Company expects to recognize the revenue associated with these performance obligations as it satisfies the performance obligations within the next 10 years.
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
When a contract modification adds new performance obligations to the original contract, the old contract is terminated and the modified contract is treated as a new contract for accounting purposes with revenue recognition commencing with a new accounting basis. During the year ended December 28, 2025, the Company had no significant contract modifications. During the year ended December 29, 2024, the Company had two significant contract modifications with customers which include (1) a modification of a customer contract that decreased project scope and resulted in a $5,616 decrease in the estimate of future costs to complete their program; and (2) a contract termination and related establishment of a new contract for a customer, which resulted in recognition of $1,902 of revenue previously recorded as a contract liability.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 6 Balance Sheet Information
Certain significant amounts included in the Company’s consolidated balance sheets are summarized in the following tables:

Allowance for credit losses - accounts receivable	December 28, 2025	December 29, 2024

Balance at beginning of fiscal year	$398	$180
Provision for credit losses	301	218
Accounts written-off	(619)	—
Balance at end of fiscal year	$80	$398

Inventory	December 28, 2025	December 29, 2024

Raw materials	$2,064	$3,218
Work-in-process	—	981
Supplies and spare parts	22,536	10,222
Finished goods	—	114
Total inventories, current	24,600	14,535
Inventory, non-current (1)	9,370	4,747
Total inventory	$33,970	$19,282
(1)Inventory, non-current consists of spare parts that will not be used within twelve months. Inventory non-current is included in Other assets on the consolidated balance sheet.

Prepaid expenses and other current assets	December 28, 2025	December 29, 2024

Prepaid expenses	$5,307	$3,984
Tools purchased for customers (1)	20,503	16,923
Deferred contract costs	1,459	1,253
Investment tax credit receivable	—	1,316
Total prepaid assets and other current assets	$27,269	$23,476
(1)The Company acquires tools for its customers that consist of manufacturing equipment its customers will own but will be installed and qualified in a SkyWater facility. Prior to the customer obtaining ownership and control of the equipment, the Company records the costs associated with the acquisition, installation, and qualification of the equipment within prepaid expenses and other current assets. These deferred costs are recognized as cost of revenue when control of the equipment transfers to the customer and the related tools revenue is recognized. Capitalized costs are recorded at the lower of the cost or net realizable value to reflect amounts the Company expects to recognize as revenue on the sale of tools.

Property and equipment, net	December 28, 2025	December 29, 2024

Land	$36,596	$5,396
Buildings and improvements	164,752	89,443
Machinery and equipment (2)	456,090	202,667
Property and equipment placed in service, at cost (1)	657,438	297,506
Less: Accumulated depreciation (1)	(181,737)	(150,657)
Property and equipment placed in service, net (1)	475,701	146,849
Property and equipment not yet in service	36,019	18,582
Total property and equipment, net	$511,720	$165,431
(1)Includes $29,651 and $10,805 of cost and $3,974 and $2,398 of accumulated depreciation associated with capital assets subject to financing leases at December 28, 2025 and December 29, 2024, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
(2)The cost basis of machinery and equipment reflects the amount of investment tax credits the Company has received, or expects to receive, on new investments in related equipment.
Depreciation expense was $33,374, and $16,769 for the fiscal years ended December 28, 2025, and December 29, 2024, respectively.

Intangible assets, net	December 28, 2025	December 29, 2024

Software and licensed technology	$18,758	$13,742
Less: Accumulated amortization	(13,460)	(7,950)
Intangible assets placed in service, net	5,298	5,792
Intangible assets not yet in service	3,870	1,987
Total intangible assets, net	$9,168	$7,779
Intangible assets consist of payments made under software and technology licensing arrangements with third parties. During the fiscal years ended December 28, 2025 and December 29, 2024, the Company acquired third-party software and licensed technology of $797 and $1,993, respectively, which will be amortized over a weighted average estimated life of 6.25 years and 7.3 years, respectively.
For the years ended December 28, 2025, and December 29, 2024, amortization of software and licenses was $1,329, and $1,474, respectively.
Remaining estimated aggregate annual amortization expense for in-service intangible assets is as follows for future fiscal years:

Fiscal Year	Future Amortization Expense

2026	$1,181
2027	798
2028	794
2029	773
2030	773
Thereafter	979
Total	$5,298

Other assets	December 28, 2025	December 29, 2024

Inventory, non-current (1)	$9,370	$4,747
Operating lease right-of-use assets	—	49
Investment tax credit receivable	10,230	3,200
Other assets	223	492
Total other assets	$19,823	$8,488
(1)Inventory, non-current consists of spare parts that will not be used within twelve months.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Accrued expenses	December 28, 2025	December 29, 2024

Accrued compensation	$11,248	$6,392
Accrued commissions	390	473
Accrued royalties	1,815	447
Current portion of operating lease liabilities	—	52
Current portion of finance lease liabilities	2,203	608
Accrued inventory	2,233	623
Accrued warranty	1,131	3,752
Accrued vendor purchase commitments (1)	14,094	13,718
Accrued accounts payable	15,041	2,993
Accrued utilities	1,208	1,934
Other accrued expenses	7,249	5,837
Total accrued expenses	$56,612	$36,829
(1)The Company accrues outstanding obligations on vendor purchase orders for goods or services provided to the Company for which invoices have not yet been received.

Accrued provisions for warranties	December 28, 2025	December 29, 2024

Beginning accrued warranty balance	$3,752	$824
Warranty expense	419	5,455
Warranty credits	(3,040)	(2,527)
Ending accrued warranty balance	$1,131	$3,752

Other long-term liabilities	December 28, 2025	December 29, 2024

Finance lease obligations	$24,859	$8,652
Other	369	—
Liability for uncertain tax positions	69	69
Total other long-term liabilities	$25,297	$8,721

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 7 Debt
The components of debt outstanding at December 28, 2025 and December 29, 2024 are as follows:

Short-term financing	December 28, 2025	December 29, 2024

Revolver	$195,460	$30,171
Unamortized debt issuance costs	(11,058)	(2,502)
Total short-term financing, net of unamortized debt issuance costs	184,402	27,669
Long-term debt
VIE Financing	33,534	34,671
Tool financing loans	7,142	7,253
Unamortized debt issuance costs	(1,797)	(2,147)
Total long-term debt, including current maturities	38,879	39,777
Less: Current portion of long-term debt	(5,940)	(5,073)
Total long-term debt, excluding current portion	$32,939	$34,704
Revolver
On December 28, 2022, the Company entered into a Loan and Security Agreement with Siena, which was initially modified on November 19, 2024 upon execution of an Amended and Restated Loan and Security Agreement. On June 30, 2025, this lending arrangement was further modified in advance of the acquisition of Fab 25 when the Company entered into an Amended Loan Agreement with Siena as agent and the other lenders party thereto, which replaced the prior Loan and Security Agreement. The Amended Loan Agreement provides for a revolving line of credit with a borrowing limit of up to $350,000 with a scheduled maturity date of June 30, 2030 (the “Revolver”). Due to a lockbox clause in the Amended Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as current on the consolidated balance sheets.
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
The outstanding balance of the Revolver was $195,460 as of December 28, 2025 at an interest rate of 8.2%. The remaining availability under the Revolver was $55,679 as of December 28, 2025. As of December 28, 2025, the Company was in compliance with applicable financial covenants of the Revolver.
VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE entered into a loan agreement for $39,000 (the “VIE Financing”) to finance the acquisition of the building and land of the SkyWater Minnesota facility (see Note 14 – Related Party Transactions and Note 16 – Variable Interest Entity). The VIE Financing is repayable in equal monthly installments of $194 over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, who is also the sole equity holder of Oxbow Realty. The VIE financing is not subject to financial debt default covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The occurrence of a triggering event does not represent a default event as per the loan agreement, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. No triggering events as defined in the loan agreement existed as of December 28, 2025 or December 29, 2024.
The VIE Financing is secured by a security interest in the land and building which was the subject of the sale-leaseback transaction (see Note 14 – Related Party Transactions). During fiscal year ended January 3, 2021, the Company and Oxbow Realty, the Company’s VIE, incurred third-party transaction costs of $3,487 and $65, respectively, which have been capitalized as debt issuance costs, presented as a reduction of the outstanding loan balance, and are being amortized as additional interest expense over the remaining maturity of the VIE Financing.
Tool Financing Loans

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
The Company, from time to time, enters into financing arrangements with equipment lenders to finance the purchase of tools that may, or may not, result in equipment lenders advancing payments to fund the acquisition, installation and qualification of tools. Tool financing advance payments represent proceeds received from equipment lenders prior to the Company receiving tools and placing them into service. When tools are received and placed into service, the Company executes sales agreements to transfer ownership of the tools to the equipment lender and concurrently enters into debt agreements to repay the equipment lender the acquisition cost of the tool over a period of time - typically three years. The sales agreements include bargain purchase options at the end of the lease terms, which the Company intends to exercise; accordingly, these transactions represent failed sale leasebacks with the associated tools recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as long-term debt on the Company’s consolidated balance sheets. Advance payments received from the equipment lender before the sale and financing agreements are executed are recorded as short-term financing on the Company’s consolidated balance sheets.
For the fiscal years ended December 28, 2025, and December 29, 2024, borrowing under these arrangements totaled $7,142, and $7,253, respectively. Additionally, there were no advance payments outstanding as of December 28, 2025 and December 29, 2024 for tools not yet placed into service.
Maturities
Future principal payments as of December 28, 2025 of the Company’s long-term debt, excluding unamortized debt issuance costs, are as follows:

Fiscal Year	Future Principal Payments

2026	$5,940
2027	2,853
2028	1,999
2029	1,307
2030	28,577
Thereafter	—
Total	$40,676
Note 8 Income Taxes
The components of income tax (benefit) expense are as follows:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

Current:
Federal	$—	$249
State	(40)	39
Total current tax (benefit) expense	(40)	288
Deferred:
Federal	(23,456)	(303)
State	(4,493)	255
Total deferred tax benefit	(27,949)	(48)
Income tax (benefit) expense	$(27,989)	$240
A reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 21% to loss before income taxes is as follows:

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

Taxes at U.S. statutory tax rate	$20,046	$(478)
State income taxes, net of federal income tax benefit	3,288	(337)
Permanent differences	307	371
Bargain purchase gain	(27,546)	—
Federal tax credits	(653)	(607)
Tax reserves	121	440
Return to provision adjustments	293	(349)
Remeasurement of deferred tax assets and liabilities	205	(442)
Change in valuation allowance	(23,192)	2,215
Equity-based compensation	74	329
Non-deductible executive compensation	101	224
Non-controlling interest	(1,095)	(1,100)
Other	62	(26)
Income tax (benefit) expense	$(27,989)	$240
Effective income tax rate	(29.3)%	(10.5)%
The Company’s effective tax rates for the fiscal years ended December 28, 2025, and December 29, 2024 differ from the statutory tax rates primarily due to bargain purchase gain, change in valuation allowance, state income taxes, permanent tax differences and tax credits. The tax rate in any period can be affected positively or negatively by adjustments that are required to be reported in the specific period of resolution.
The significant components of deferred tax assets and liabilities are reflected in the following table:

	December 28, 2025	December 29, 2024

Deferred tax assets:
Deferred compensation and accrued vacation	$966	$179
Deferred revenue	9,030	13,313
Financing lease	9,129	9,769
Net operating loss and credit carryforwards	33,919	13,280
Off-market component of supply agreement	23,601	—
Inventory	4,952	3,765
Equity-based compensation	2,707	2,240
Research and development expense	6,601	13,290
Interest expense limitation	4,880	4,265
Lease liability	4,518	2,028
Other	527	1,782
Gross deferred tax assets	100,830	63,911
Valuation allowance	(5,018)	(28,210)
Net deferred tax asset after valuation allowance	95,812	35,701

Deferred tax liabilities:
Property and equipment	(101,463)	(35,109)
Prepaids and other	(718)	(1,224)
Total deferred tax liabilities	(102,181)	(36,333)

Net deferred tax liability	$(6,369)	$(632)

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Based on the Company’s analysis of all positive and negative evidence available for the year ended December 28, 2025, the Company concluded it is more likely than not that the majority of the U.S. federal and U.S. states net deferred tax assets will be realizable. The Company considered the reversal of taxable temporary differences to determine the appropriate valuation allowance. Accordingly, the company recognized a non-recurring tax benefit of $23,200 for the year ended December 28, 2025, and this change mainly resulted from the taxable temporary differences recorded from the Fab 25 acquisition. As of December 28, 2025, $5,018 of our valuation allowance remained against certain tax attributes.
On July 4, 2025, the enactment of the One Big Beautiful Bill Act ("OBBBA") into law, marked a significant legislative development, resulting in substantial modifications to the U.S. tax code. The OBBBA influences multiple facets of taxation, including, but not limited to, bonus depreciation, the current-year expensing of research and development costs, interest limitations and changes increasing the Section 48D refundable tax credit for semiconductor manufacturing facilities from 25% to 35% for property placed in service after 2025. The income taxes reported for the year ended December 31, 2025 incorporates all relevant tax provisions of this new law.
The Company had $31,887 and $11,647 of tax-effected federal and state net operating loss carryforwards as of December 28, 2025 and December 29, 2024, respectively. Federal net operating loss carryforwards do not expire. Federal net operating loss carryforwards are subject to limitation of 80% of taxable income in any given tax year beginning after January 31, 2020. The Company's state net operating loss carryforwards will expire over various periods through 2043 and most are not subject to the aforementioned limitation. The Company also had gross R&D credit carryforwards of $2,709, which will expire between 2034 and 2040.
The Company is currently under examination by the Internal Revenue Service for its tax year ended December 31, 2023, and by the Minnesota Department of Revenue for fiscal years 2019-2022.There have been no proposed adjustments as of year-end. The Company’s tax returns are open to examination for the years 2019 through 2024.
The tax effects from uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Included in the balance of unrecognized tax benefits as of December 28, 2025 are $380 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 28, 2025, are $150 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. The following tables set forth changes in our total gross unrecognized tax liabilities, excluding accrued interest, as of and for the year ended December 28, 2025:

Balance at December 29, 2024	$440
Tax Positions - Additions	90
Tax Positions - Reductions	—
Balance at December 28, 2025	$530
The Company accrues income tax-related interest and penalties, as applicable, in income tax expense in its consolidated statements of operations. No interest and penalties were incurred during the fiscal years ended December 28, 2025, and December 29, 2024 as the accrued interest was not significant. The Company does not anticipate significant changes in its uncertain tax position over the next 12 months.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 9 Shareholders’ Equity
Open Market Sale Agreement
On September 2, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC (the “Open Market Agreement”) with respect to an at the market offering program. Pursuant to the Open Market Agreement and authorizations from the Company’s Board of Directors, the Company may, from time to time, offer and sell up to $100,000 in shares of the Company’s common stock. During the fiscal years ended December 28, 2025 and December 29, 2024, the Company did not sell shares under the Open Market Agreement. As of December 28, 2025, $74,930 in shares were available for issuance under the Open Market Sale Agreement.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 10 Equity-Based Compensation
2021 Equity Incentive Plan
The Company maintains its 2021 Equity Incentive Plan, as amended (the “2021 Equity Plan”). Under the 2021 Equity Plan, 9,522,000 shares of common stock are available for issuance to eligible individuals in the form of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards.
Stock Options
Stock options predominately represent service-based awards that vest over their requisite service periods as follows: (1) ratably on the first, second, third, and fourth anniversaries of the grant date and expire in ten years from the date of grant; or (2) in full on the first anniversary of the grant date and expire 15 months after the grant date. Equity-based compensation expense related to stock option is recognized ratably over the requisite service period and was $2,664, and $3,067 for the fiscal years ended December 28, 2025, and December 29, 2024, respectively. Forfeitures are recognized as they occur and the cumulative stock compensation expense recognized on forfeited awards that have not vested is reversed.
The fair value of stock option are estimated on the date of grant using the Black-Scholes Option Pricing Model and the following assumptions:
•Expected life - The expected life of an option represents the period of time that options granted are expected to be outstanding and represents the midpoint between the average vesting time and contractual term of an option using the SEC’s Simplified Method.
•Expected volatility - Expected volatility represents a blend of the Company’s stock volatility and that of a peer group of similar companies over a period consistent with the expected life assumption and ending on or about the grant date. Expected volatility is calculated using the historical, daily stock prices of the Company and the companies in the peer group.
•Risk-free interest rate - The risk-free interest rate is based on yields available on the grant dates for U.S. Treasury Strips with maturities consistent with the expected life assumptions.
•Dividend yield rate - The Company assumed no dividend yield in the valuation of the options granted as it has never declared or paid dividends on its common stock and has no current plans to introduce dividends as it intends to retain earnings for use in operations.
The following table summarizes the assumptions used in valuing stock options for the fiscal years ended December 28, 2025 and December 29, 2024:

Fiscal Year Ended
	December 28, 2025	December 29, 2024

Expected life	6.25 years	6.25 years
Expected volatility	81.1% - 89.5%	73.1% - 78.7%
Risk-free interest rate	3.7% - 4.2%	3.8% - 4.7%
The following table summarizes the stock option activity during the fiscal year ended December 28, 2025:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Balance outstanding as of December 29, 2024	2,002	$10.87
Granted	480	9.73
Exercised	(175)	11.36
Forfeited or canceled	(150)	10.53
Balance outstanding as of December 28, 2025	2,157	10.60	7.4 years	$16,312
Balance vested and exercisable as of December 28, 2025	938	$11.71	6.3 years	$6,096
The weighted average grant-date fair value of options granted in the fiscal years ended December 28, 2025, and December 29, 2024 was $7.13, and $6.77, respectively. As of December 28, 2025, total unrecognized compensation

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
expense related to stock options was $5,843 and is expected to be recognized over the remaining weighted average vesting period of approximately 2.5 years.
Restricted Common Stock Units
Restricted common stock units are granted to eligible employees and directors and predominately represent service-based awards that vest over their requisite service periods as follows: (1) ratably on each of the first, second, and third anniversaries of the grant date; and (2) in full on the first anniversary of the grant date. The common stock relating to restricted common stock units is issued upon vesting. The grantee has no rights as a common stockholder until the common stock related to the restricted common stock units have been issued.
Equity-based compensation expense related to restricted common stock unit awards is recognized ratably over the requisite service period and was $5,538, and $4,005, for the fiscal years ended December 28, 2025, and December 29, 2024, respectively. Forfeitures are recognized as they occur and the cumulative stock compensation expense recognized on forfeited awards that have not vested are reversed. Total unrecognized compensation cost related to restricted common stock units was $10,537 as of December 28, 2025, and is expected to be recognized over the weighted average vesting period of approximately 2.11 years. The estimated fair value of restricted common stock units is based on the grant date closing price of SkyWater’s common stock. The total fair value of restricted stock units vested during the fiscal years ended December 28, 2025, and December 29, 2024 was $4,203, and $3,542, respectively.
The following table summarizes the restricted common stock unit activity during the fiscal year ended December 28, 2025:

	Number of Restricted Common Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance outstanding as of December 29, 2024	831	$9.59
Granted	1,124	10.45
Vested	(407)	9.52
Forfeited or canceled	(131)	9.99
Balance outstanding as of December 28, 2025	1,417	$10.26
2021 Employee Stock Purchase Plan
The Company maintains its 2021 Employee Stock Purchase Plan, as amended (the “2021 ESPP”). Under the 2021 ESPP, a maximum of 1,464,000 shares of the Company’s common stock is reserved for issuance under the 2021 ESPP. Under the 2021 ESPP, eligible employees may purchase common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of the Company’s common stock as of the beginning or end of each offering period, which may range from six to 27 months. Payroll deductions are limited to 15% of the employee’s eligible compensation and a maximum of 2,500 shares of common stock may be purchased by an employee each offering period. Under the 2021 ESPP, 365, and 356 shares were purchased during the fiscal years ended December 28, 2025, and December 29, 2024, respectively. As of December 28, 2025 and December 29, 2024, $1,065 and $1,000, respectively, was withheld on behalf of employees for future purchases under the 2021 ESPP and recorded as accrued compensation. Equity-based compensation expense related to the 2021 ESPP was $1,213, and $1,087 for the fiscal years ended December 28, 2025, and December 29, 2024, respectively. Actual forfeitures are recognized as they occur. Compensation cost related to the 2021 ESPP is recognized on a straight-line basis over each six-month offering period. As of December 28, 2025, total unrecognized compensation cost related to the 2021 ESPP was $243.
The fair value of the 2021 ESPP is estimated on the date of grant using Black-Scholes and the following assumptions:
•Expected life - The expected life represents the duration of the offering period.
•Expected volatility - Expected volatility represents a blend of the Company’s stock volatility and that of a peer group of similar companies over a period consistent with the expected life assumption and ending on or about the grant date. Expected volatility is calculated using the historical, daily stock prices of the Company and the companies in the peer group.
•Risk-free interest rate - The risk-free interest rate is based on yields available on the grant dates for U.S. Treasury Strips with maturities consistent with the expected life assumptions.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
•Dividend yield rate - The Company assumed no dividend yield in the valuation of the options granted as it has never declared or paid dividends on its common stock and has no current plans to introduce dividends as it intends to retain earnings for use in operations.

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

Expected life	0.5 years	0.5 years
Expected volatility	83.2%	75.1%
Risk-free interest rate	4.15%	5.11%
Weighted average grant-date fair value per share	$3.76	$3.63
Equity-Based Compensation Expense Allocation
Equity-based compensation expense was allocated in the consolidated statements of operations as follows:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

Cost of revenue	$2,993	$2,113
Research and development expense	485	342
Selling, general and administrative expense	5,944	5,713
	$9,422	$8,168
Note 11 Benefit Plans
401(k) Plan
The Company established a defined contribution plan which qualifies under Section 401(k) of the U.S. Internal Revenue Code (the “Code”) and covers employees who meet certain age and service requirements. Employee contributions are limited to the maximum amount allowed by the Code. The Company may make discretionary matching contributions or profit-sharing contributions, which vest over a two-year period. For the fiscal years ended December 28, 2025, and December 29, 2024, the Company made contributions of $4,497, and $1,909, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 12 Fair Value Measurements
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other financial working capital items approximate fair values at December 28, 2025 and December 29, 2024 due to the short maturity of these items. The carrying amount of the borrowing under the Revolver approximates its fair value due to the frequency at which the interest rate resets. The fair value of the Revolver was determined based on inputs that are classified as Level 2 in the fair value hierarchy.
The Company's non-financial assets, including property and equipment and intangible assets, are initially recorded at cost upon acquisition, or at fair value if acquired via a business combination. Non-financial assets are remeasured at fair value only if an impairment charge is recognized. No impairment charges were incurred in the fiscal years ended December 28, 2025, and December 29, 2024.
As of December 28, 2025 and December 29, 2024, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 13 Commitments and Contingencies
Litigation and Other Asserted Claims
From time to time, the Company is involved in legal proceedings and subject to other asserted claims arising in the ordinary course of its business. Although the results of litigation and asserted claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company’s interests, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors. There were no material litigation-related or other asserted claim contingencies recognized at either December 28, 2025 or December 29, 2024.
Capital Expenditures
The Company has various contracts outstanding with third parties which primarily relate to tool purchases and installation. The Company has $2,880 and $24,979 of contractual commitments outstanding as of December 28, 2025 and December 29, 2024, respectively, that it expects to be paid in the next twelve months using cash on hand and operating cash flows.
Center for NeoVation
On January 25, 2021, the Company entered into a technology and economic development agreement (the “TED Agreement”), and a lease agreement (the “CfN Lease”) with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation doing business as BRIDG (“BRIDG”), to lease and operate the Center for NeoVation (the “CfN”), a semiconductor research and development and manufacturing facility in Kissimmee, Florida. Under the CfN Lease, the Company agrees to bring the plant to full production capacity within five years, and then to operate the plant at full capacity for an additional 15 years. At the end of the lease, SkyWater will take ownership of the facility. The Company is responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring the facility to its full production capacity. Investments and costs required to bring the facility to its full capacity will be substantial. The Company may terminate the TED Agreement and CfN Lease with 18 months’ notice. In the event the Company terminates the agreements, it is required to continue to operate the CfN until the earlier of either a replacement operator is found, or the 18 months’ notice period expires, and it may be required to make a payment of up to $15,000 to Osceola upon termination.
As part of entering into the TED Agreement, the Company agreed to operate the advanced wastewater treatment facility (“AWT Facility”), a separate building located on the same leased premise as the CfN and subject to the CfN Lease. The AWT Facility was financed in substantial part by funds provided by the Tohopekaliga Water Authority (“TWA”) to house the acid waste neutralization, pH adjustment, and reverse osmosis water treatment systems. In connection with entering into the CfN Lease, the Company agreed that development of the CfN requires the payment of water, wastewater, and reuse water capacity charges imposed by TWA monthly over the remaining period of five years. The Company also agreed that TWA shall be entitled to recover the capital contribution of TWA for construction of the AWT Facility through a capital reimbursement surcharge monthly over the remaining period of five years. As of December 28, 2025, the Company expects future payments on these commitments of approximately $3,600 which the Company expects will be paid in full by the first quarter of 2028.
Build Back Better Grant
In the third quarter of 2022, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, the Company committed to Osceola a 20% matching share contribution of the project costs, including any project overages, which was estimated as a total commitment of approximately $10,230 as of December 28, 2025. The Company’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. Of this total commitment, and as of December 28, 2025, the Company has paid a total of $2,000 and has an unpaid obligation accrued of $4,900 based upon development activity that has occurred through year-end, which is expected to be paid in the first quarter of 2026.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 14 Related Party Transactions
In August 2022, SkyWater entered into a support letter with Oxbow Industries to provide funding in an amount up to $12,500, if necessary, to enable the Company to meet its obligations as they become due. In March 2024, the agreement was amended to extend the term through March 18, 2026 and is currently in effect. No amounts have been provided to the Company under this agreement.
In August 2023, SkyWater entered into a consulting agreement with Oxbow Industries pursuant to which an employee of Oxbow Industries provides certain consulting services to the Company, including services where the Oxbow Industries employee negotiated and brokered the acquisition of Fab 25. In October 2025, this related party consulting agreement was terminated. Expense associated with this related party agreement totaled $2,108 and $490 for the fiscal years ended December 28, 2025 and December 29, 2024, respectively.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Bloomington, Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease and is currently $435 per month. The Company is also required to make certain customary payments constituting “additional rent,” which relate to monthly leasing and replacement reserves, insurance, and tax payments in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of December 28, 2025 were as follows (such amounts are eliminated from the consolidated financial statements due to the consolidation of Oxbow Realty, see Note 16 – Variable Interest Entity):

Fiscal Year	Future Minimum Lease Commitments

2026	$5,252
2027	5,357
2028	5,464
2029	5,573
2030	5,685
Thereafter	61,150
Total lease payments	88,480
Less: imputed interest	(60,414)
Total	$28,066

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 15 Leases
The components of lease expense are as follows:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

Operating lease cost	$51	$51
Finance lease cost
Amortization of assets	1,903	913
Interest on lease liabilities	1,569	802
Total net lease cost	$3,523	$1,766
Supplemental cash flow information related to leases are as follows:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$53	$51
Operating cash flows used for finance leases	1,569	802
Financing cash flows used for finance leases	1,232	646

ROU assets obtained in exchange for lease liabilities
Finance leases	19,182	—
The weighted average remaining lease term and weighted average discount rates related to leases are as follows:

	December 28, 2025	December 29, 2024

Weighted average remaining lease term
Operating leases	0 years	1.0 years
Finance leases	9.4 years	11.8 years
Weighted average discount rate
Operating leases	—%	4.8%
Finance leases	8.7%	8.8%

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	December 28, 2025	December 29, 2024

ROU assets
Operating lease ROU assets	Other assets	$—	$49
Finance lease ROU assets	Property and equipment, net	25,677	8,443
Total lease ROU assets		25,677	8,492
Operating lease liabilities
Current portion of operating lease liabilities	Accrued expenses	—	52
Total operating lease liabilities		—	52
Finance lease liabilities
Current portion of finance lease liabilities	Accrued expenses	2,203	608
Finance lease liabilities, excluding current portion	Other long-term liabilities	24,859	8,652
Total finance lease liabilities		27,062	9,260
Total lease liabilities		$27,062	$9,312
Future maturities of lease liabilities as of December 28, 2025 are as follows:

Fiscal Year	Finance Leases

2026	$4,410
2027	4,338
2028	4,089
2029	4,075
2030	4,075
Thereafter	18,577
Total lease payments	39,563
Less: Imputed interest	(12,501)
Total lease liabilities	$27,062
SkyWater as the Lessor
In March 2020, SkyWater executed a contract with a customer that includes an operating lease for the right to use a specified portion of the Company’s Minnesota facility to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue - see Note 5 – Revenue.
As part of the Fab 25 Transaction, the Company entered into a multi-year lease agreement to lease a portion of the acquired office space at the Austin, Texas facility back to Infineon for the first four-year period following the closing of the Transaction. The lease agreement provides for lease payments of $1,200 annually through June 2029, after which time the agreement can be extended with lease payments adjusted based on fair market value escalators.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
Note 16 Variable Interest Entity
Oxbow Realty was established for the purpose of holding real estate and facilitating real estate transactions. This included facilitating the purchase of the land and building of SkyWater’s Minnesota facility with proceeds from a bank loan (See Note 7 – Debt) and managing the leaseback of the land and building to SkyWater (see Note 14 – Related Party Transactions). Management determined that Oxbow Realty meets the definition of a VIE under ASC Topic 810, Consolidations (“Topic 810”), because it lacks sufficient equity to finance its activities. Furthermore, the Company is the primary beneficiary of Oxbow Realty as it has the power to direct operating and maintenance decisions of the Minnesota facility during the lease term, which would most significantly affect Oxbow Realty’s economic performance. As the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of Oxbow Realty pursuant to Topic 810, eliminating any transactions between the Company and Oxbow Realty, and recording a noncontrolling interest for the economic interest in Oxbow Realty not attributable to the Company because the owners of SkyWater’s common stock do not legally have rights or obligations to the profits or losses of Oxbow Realty. In addition, the assets of Oxbow Realty can only be used to settle its liabilities, and the creditors of Oxbow Realty do not have recourse to the general credit of SkyWater.
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty as of December 28, 2025 and December 29, 2024. The assets and liabilities are presented prior to consolidation, and thus do not reflect the elimination of intercompany balances.

	December 28, 2025	December 29, 2024

Cash and cash equivalents	$742	$383
Accounts receivable	1,503	1,242
Finance receivable	41,556	41,153
Other assets	77	107
Total assets	$43,878	$42,885

Accounts payable	$1,503	$1,217
Accrued expenses	7	80
Contract liabilities	872	1,078
Debt	33,504	34,634
Total liabilities	$35,886	$37,009
The following table shows the revenue and expenses of Oxbow Realty for the fiscal years ended December 28, 2025, and December 29, 2024. These results of Oxbow Realty are presented prior to consolidation, and thus do not reflect the elimination of intercompany transactions.

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

Revenue	$5,757	$5,700
General and administrative expenses	26	45
Interest expense	1,195	1,379
Total expenses	1,221	1,424
Net income	$4,536	$4,276

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
SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Balance Sheets

	December 28, 2025	December 29, 2024

	(in thousands, except per share data)
Assets
Due from subsidiaries	184,402	27,669
Investment in subsidiaries	187,819	55,644
Total assets	$372,221	$83,313

Liabilities and Shareholders’ Equity
Current liabilities
Short-term financing, net of unamortized debt issuance costs	$184,402	$27,669
Total current liabilities	184,402	27,669
Total liabilities	184,402	27,669
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of December 28. 2025 and December 29, 2024)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 48,608 and 47,704 shares issued and outstanding as of December 28. 2025 and December 29, 2024, respectively)	489	478
Additional paid-in capital	$202,386	$189,132
Accumulated deficit	(15,056)	(133,966)
Total shareholders’ equity	187,819	55,644
Total liabilities and shareholders’ equity	$372,221	$83,313

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
SKYWATER TECHNOLOGY, INC.
(Parent Company Only)
Condensed Statements of Operations

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands, except per share data)
Revenue	$—	$—
Operating expenses	—	—
Operating income	—	—
Other income (expense), net	—	—
Loss before income taxes and equity in net loss of subsidiaries	—	—
Income tax expense (benefit)	—	—
Equity in net income (loss) of subsidiaries	118,910	(6,793)
Net income (loss)	$118,910	$(6,793)

Denominator: weighted-average common shares outstanding, basic	48,182	47,396
Net income (loss) per common share, basic	$2.47	$(0.14)

Denominator: weighted-average common shares outstanding, diluted	48,708	47,396
Net income (loss) per common share, diluted	$2.44	$(0.14)
Basis of Presentation
The Company owns 100% of SkyWater Technology Foundry, SkyWater Federal, Spansion Fab 25, LLC and SkyWater Florida, its primary operating subsidiaries. The Company is a holding company with no material operations of its own and conducts substantially all of its activities through its subsidiaries. No investment or noncontrolling interest related to Oxbow Realty is shown in the parent company schedule as the Company does not have rights or obligations to these amounts. The Company has no cash and, as a result, all expenses and obligations of the Company are recorded and paid by its subsidiaries. The Company and SkyWater Technology Foundry are the borrowers under the Revolver discussed in Note 7 – Debt. SkyWater Technology Foundry is limited in its ability to declare dividends or to pay, or fund, any dividend or other distribution from equity to the Company in connection with those borrowings. Dividends, redemptions, and other payments on equity (restricted payments) are limited to (1) loan parties; and (2) the declaration and payment of dividends or other distributions solely in capital stock. Due to the aforementioned restrictions, substantially all of the net assets of the Company’s subsidiaries are restricted.
These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the investment in subsidiaries is presented under the equity method of accounting. A condensed statement of cash flows was not presented because the Company has no cash, and, therefore, no material operating, investing, or financing cash flows for the fiscal years ended December 28, 2025, and December 29, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As a result, these parent-only statements should be read in conjunction with the accompanying notes to these consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

Note 18 Reportable Segment and Geographic Information
Prior to the completion of the Fab 25 acquisition, the Company operated as a single reportable segment which reflected how the Company managed its business and the nature of its services. Following the Fab 25 acquisition, the Company re-evaluated its reportable segments and now operates as two distinct reportable segments, Legacy SkyWater and SkyWater Texas. This determination aligns with how our Chief Executive Officer, who is our chief operating decision maker (“CODM”) currently assesses segment operating performance and allocates resources. Prior to the acquisition, the CODM utilized net earnings as the primary measure of segment profit or loss. Subsequent to the completion of the Fab 25 acquisition, net earnings continues to be the primary measure of segment profit or loss utilized by the CODM in regard to evaluating segment performance and allocation of resources.
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
The following table represents the results of the Company’s reportable segments for the fiscal years ended December 28, 2025, and December 29, 2024:

	Fiscal Year Ended
	December 28, 2025			December 29, 2024

	(in thousands)
	Legacy SkyWater	SkyWater Texas	Total	Legacy SkyWater	SkyWater Texas	Total
Revenue	$266,847	$175,292	$442,139	$342,269	$—	$342,269
Cost of revenue
Labor	79,978	53,005	132,983	79,430	—	79,430
Direct expenses	93,503	64,252	157,755	102,597	—	102,597
Cost of tool revenue	30,655	—	30,655	73,281	—	73,281
Depreciation and amortization	15,815	18,003	33,818	17,335	—	17,335
Total cost of revenue	219,951	135,260	355,211	272,643	—	272,643
Gross profit	46,896	40,032	86,928	69,626	—	69,626
Research and development expense	14,621	—	14,621	15,040	—	15,040
Selling, general, administrative expense
Labor	26,749	7,262	34,011	24,582	—	24,582
Direct expenses	39,437	550	39,987	23,015	—	23,015
Depreciation and amortization	585	300	885	429	—	429
Total selling, general, and administrative expense	$66,771	$8,112	$74,883	$48,026	$—	$48,026
Operating income (loss)	(34,496)	31,920	(2,576)	6,560	—	6,560
Other income (expense):
Bargain purchase gain	—	111,746	111,746	—	—	—
Interest expense	(13,713)	—	(13,713)	(8,837)	—	(8,837)
Total other income (expense)	$(13,713)	$111,746	$98,033	$(8,837)	$—	$(8,837)
Income (loss) before income taxes	(48,209)	143,666	95,457	(2,277)	—	(2,277)
Income tax expense (benefit)	(33,941)	5,952	(27,989)	240	—	240
Net income (loss)	$(14,268)	$137,714	$123,446	$(2,517)	$—	$(2,517)
The following table reconciles segment total assets:

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

	(in thousands)
Legacy SkyWater	$518,540	$311,805
SkyWater Texas	215,367	—
Total Assets	$733,907	$311,805
The following table discloses revenue for the fiscal years ended December 28, 2025, and December 29, 2024 by country as determined by customer address:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024

United States	$420,974	$329,049
Canada	13,144	8,197
Hong Kong	1,164	878
United Kingdom	675	1,078
All others	6,182	3,067
Total revenue	$442,139	$342,269
All of the Company's long-lived assets are located in the United States.
For the fiscal year ended December 28, 2025, three customers represented 10% or more of consolidated revenue, comprising 43%, 21% and 10% of consolidated revenue. For the fiscal year ended December 29, 2024, two customers represented 10% or more of consolidated revenue, comprising 40%, and 20%, of consolidated revenue. One customer accounted for 10% or more of accounts receivable and, in aggregate, accounted for approximately 59% as of December 28, 2025. The loss of a major customer could adversely affect the Company’s operating results and financial condition
Note 19 Subsequent Events
The Company evaluated the impact of events that occurred subsequent to December 28, 2025 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined no events are required to be recognized or disclosed in the consolidated financial statements and related notes other than the event described below:
IonQ Merger Agreement
On January 25, 2026, the Company entered into an Agreement and Plans of Merger (the “Merger Agreement”) with IonQ, Inc. (“IonQ” or “Parent”). Pursuant to the Merger Agreement, the Company will become a wholly owned subsidiary of IonQ upon closing. Subject to the terms and conditions set forth in the Merger Agreement, each share of common stock of the Company issued and outstanding will be converted into the right to receive (i) $15.00 in cash plus (ii) a number of shares of IonQ common stock (“Parent Shares”) equal to the Exchange Ratio (as defined below), plus cash in lieu of any fractional shares to which such share of common stock of the Company would otherwise be entitled.
The “Exchange Ratio” is the quotient obtained by dividing (i) $20.00 by (ii) the volume weighted average price of the Parent Shares for the 20 full consecutive trading days prior to, but not including, the third business day before the closing date of the merger (the “Parent Trading Price”); provided, however, that (i) if the Parent Trading Price is greater than or equal to $60.13, then the Exchange Ratio shall be equal to 0.3326 shares of Parent Shares or (ii) if the Parent Trading Price is less than or equal to $37.99, then the Exchange Ratio shall be equal to 0.5265 shares of Parent Shares.
The closing of the merger is subject to various closing conditions, including (i) that the Merger Agreement shall have been adopted by the stockholders of the Company in accordance with the Delaware General Corporation Law, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any applicable law or regulation enacted or deemed applicable to the merger by a governmental authority that makes consummation of the merger illegal and any judgment, injunction, order or decree prohibiting or enjoining the consummation of the merger, and (iv) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to customary materiality qualifications), and the other party’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement. In addition, the

SKYWATER TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share information)
parties’ obligations to consummate the merger are subject to the absence of any Parent Material Adverse Effect (as defined in the Merger Agreement), with respect to the Company’s obligation to consummate the merger, and any Company Material Adverse Effect (as defined in the Merger Agreement), with respect to Parent’s obligation to consummate the Mergers, occurring after the date of the Merger Agreement and continuing. The closing of the Mergers is not subject to a financing condition.
If (i) the Company shall terminate the Merger Agreement to enter into a definitive agreement providing for a Superior Proposal (as defined in the Merger Agreement), (ii) the Parent shall terminate the Merger Agreement because the Company effects a Change in the Company Recommendation (as defined in the Merger Agreement) or (iii) the Merger Agreement is terminated by (x) the Company or Parent because the Company Stockholder Approval (as defined in the Merger Agreement) was not obtained at the Company Stockholder Meeting (as defined in the Merger Agreement), (y) the Company or Parent because the End Date (as defined in the Merger Agreement) occurred prior to the receipt of the Company Stockholder Approval or (z) Parent due to an uncured breach of the Company’s representations, warranties or covenants and, in the case of this clause (iii), after the date of the Merger Agreement but before the date of such termination an Acquisition Proposal is made and becomes publicly known, whether or not withdrawn, prior to the Company Stockholder Meeting or the date of such termination, as applicable, then the Company shall pay to Parent a termination fee of $51,574.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are processed, recorded, summarized, and reported within the time periods specified in U.S. Securities Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (the Company’s principal executive officer) and Chief Financial Officer (the Company’s principal financial and accounting officer) as appropriate, to allow for timely decisions regarding required disclosure.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 28, 2025. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2025, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding the material weaknesses in internal control over financial reporting, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s consolidated balance sheets as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the two-year period ended December 28, 2025, present fairly, in all material respects, the Company’s financial position, results of its operations and its cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.
Previously Disclosed Material Weaknesses
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024, the Company identified a material weakness in its revenue accounting process. This material weakness was the result of multiple deficiencies in the design or operation of revenue-related controls, the most predominate of which related to an inappropriate level of privileged access to the Company’s manufacturing application and the related databases which the revenue accounting process is reliant on to process revenue transactions. IT general controls were not sufficient in design as the Company did not maintain controls over the provisioning and deprovisioning of privileged user access or the monitoring of that access, including how the access was used. As data is obtained from the manufacturing application’s databases to process revenue transactions, IT-dependent manual revenue controls that rely on data from the manufacturing application and its databases were also deemed ineffective because they could have been adversely impacted by the access deficiencies. When aggregating this deficiency with other less severe revenue control deficiencies, the Company was unable to remediate the revenue accounting process material weakness as of December 29, 2024.
As of December 28, 2025, the Company continues to have a material weakness in its revenue accounting process related to the design and operation of revenue-related internal controls, including the risk assessment and information and communications aspects of these controls across the organization, which resulted in immaterial misstatements to revenue and revisions in our historical financial statements.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting procedures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, under the oversight of the Audit Committee of the Company’s Board of Directors, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Upon completing this evaluation, the Company’s management concluded, based upon the existence of the material weakness in the revenue accounting process described above and the material weakness in the account reconciliation controls performed at Spansion Fab 25, LLC (“FAB 25”) described below, that the Company did not maintain effective internal control over financial reporting as of December 28, 2025.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
With respect to the material weakness in the revenue accounting process, the Company designed and implemented a series of IT general controls in the second half of fiscal year 2025 to monitor, validate and approve both (1) changes made to the design and function of the Company’s manufacturing application and related databases; and (2) changes made to data processed by manufacturing application and retained in the related databases after it was initially processed. As these controls were added in the second half of fiscal year 2025, the controls were not in place for a sufficient amount of time to demonstrate sustained operation and were deemed ineffective. As data is obtained from these databases to process revenue transactions, IT-dependent manual revenue controls that rely on data from the manufacturing application and its databases were also deemed ineffective because they could have been adversely impacted. Therefore, the Company was unable to demonstrate the privileged access issue was fully remediated as of December 28, 2025. When aggregating this deficiency with other identified revenue control deficiencies, the Company determined that the material weakness in the revenue accounting process was not remediated as of December 28, 2025.
On June 30, 2025, the Company completed the acquisition of Fab 25, an entity that was determined to be material to the Company’s consolidated financial statements as it represented 58% of the Company consolidated assets and 40% of its consolidated revenue as of and for the fiscal year ended December 28, 2025. Accounting for Fab 25 is in part supported by the seller of Fab 25 via a transition services arrangement (“TSA”). The TSA further provides support for Fab 25’s enterprise reporting platform (“ERP”) until the Company can transition Fab 25 to a new ERP. As allowed by SEC guidance, the Company excluded Fab 25 from its assessment of the effectiveness of internal control over financial reporting as of December 28, 2025.
Despite the exclusion of Fab 25 from the assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025, the Company identified a material weakness in operation of controls over account reconciliations. Reconciliation controls did not result in the timely identification, investigation and resolution of reconciling differences or erroneous activity recorded in the ledgers of Fab 25.
The Company’s independent registered public accounting firm is not required to report on the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until the Company is no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
Remediation Plans
As described above, remediation of the revenue accounting process material weakness will require further validation and testing to demonstrate the sustained operating effectiveness of the new IT general controls implemented in the second half of 2025 to address the privileged access issues inherent in the manufacturing application and related databases. To remediate the revenue accounting process material weakness, the Company plans to sustain the execution of the new IT-general controls implemented in fiscal year 2025 throughout fiscal year 2026 and perform testing in fiscal year 2026 to validate the effectiveness of the new controls implemented and to address the other revenue control deficiencies aggregated in this material weakness.
Remediation of the Fab 25 account reconciliation material weakness will require design, implementation, and sustained execution of business process and IT general controls for all accounting processes and related applications at Fab 25. In preparation for this effort, the Company completed the migration of Fab 25 to the Company’s existing ERP system in February 2026 and the Company will be concluding the TSA in early- to mid-2026, thereby bringing all accounting processes fully under the control of the Company.
The Company will not be able to conclude whether the actions it is taking will remediate these material weaknesses until it has completed its remediation plans and performs testing to validate the effectiveness of these controls in fiscal year 2026.
As the Company continues to evaluate and work to remediate the control deficiencies that gave rise to the revenue accounting process material weakness and the Fab 25 account reconciliation material weakness, it may determine that additional measures or time are required to address the issues fully, or that it needs to modify or otherwise adjust the remediation actions described above. The Company will also continue to assess the effectiveness of its remediation efforts in connection with its evaluation of its internal control over financial reporting. The revenue accounting process material weakness and the Fab 25 account reconciliation material weakness cannot be considered remediated until the Company’s remediation plans are completed and the effectiveness of the remedial actions validated.
Changes in Internal Control Over Financial Reporting
On June 30, 2025, the Company completed the acquisition of Fab 25 and is currently integrating it into the Company’s operations and internal control processes. As part of this integration, the Company is evaluating Fab 25’s control environment and implementing internal controls as needed.
Other than integration of Fab 25 into our internal control processes, there were no other significant changes in the Company’s internal control over financial reporting that occurred during the three months or the fiscal year ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(b) On November 21, 2025, Steve Manko, our Chief Financial Officer, entered into a Rule 10b5-1 sales plan (the “Manko 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Manko 10b5-1 Sales Plan provides for the sale of up to 268,616 shares of common stock and will remain in effect until the earlier of (1) February 19, 2027; or (2) the date on which an aggregate of 268,616 shares of common stock have been sold under the Manko 10b5-1 Sales Plan.
No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three-months ended December 28, 2025.
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
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 28, 2025:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our shareholders (1)	2,157,000 (2)	$10.60 (3)	5,876,923 (4)
Equity compensation plans not approved by our shareholders	N/A	N/A	N/A
Total	2,157,000 (2)	$10.60 (3)	5,876,923 (4)
__________________
(1)Columns (a) and (c) of the table above do not include 1,417,000 unvested restricted common stock units outstanding under the SkyWater Technology, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”) or 257,826 shares available for issuance under the SkyWater Technology, Inc. 2021 Employee Stock Purchase Plan.
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

2.1
Membership Interest Purchase Agreement, dated as of February 25, 2025, between SkyWater Technology, Inc. and Spansion LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025)

2.2
Amendment No. 1 to Membership Interest Purchase Agreement, dated as of June 30, 2025, between SkyWater Technology, Inc. and Spansion LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8 K filed with the SEC on July 3, 2025)

2.3
Agreement and Plan of Merger, dated as of January 25, 2026, among IonQ, Inc., Iris Merger Subsidiary 1 Inc., Iris Merger Subsidiary 2 LLC and SkyWater Technology, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2026)

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

10.12
Frame Agreement for the Purchase of Wafers and Services, dated March 29, 2022, between Infineon Technologies AG and SkyWater Technology Foundry, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022)

10.13
Technology and Economic Development Agreement, dated January 25, 2021, by and between Osceola County, Florida and SkyWater Florida, Inc., and joined for limited purposes by ICAMR, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 22, 2021)

10.14	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.15+	SkyWater Technology, Inc. Executive Severance and Change of Control Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021)

10.16+	SkyWater Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021)

10.17
Consulting Agreement, dated August 1, 2023, between SkyWater Technology Foundry, Inc. and Oxbow Industries, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023)

10.18
Amended and Restated Loan and Security Agreement among the Company, the subsidiary borrowers named therein, Siena Lending Group LLC, as agent, and the lenders named therein. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025)

10.19
Voting Agreement, dated as of January 25, 2026, by and among IonQ, Inc., Iris Merger Subsidiary 1 Inc., Iris Merger Subsidiary 2 LLC, SkyWater Technology, Inc. and certain stockholders of SkyWater Technology, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2026)

16.1	Letter from Deloitte & Touche LLP dated June 26, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024)

19.1	SkyWater Technology, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025).

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 185)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.1	SkyWater Technology, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2024)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SkyWater Technology, Inc.

Date: March 11, 2026	By:	/s/ Thomas Sonderman
Name: Thomas Sonderman Chief Executive Officer

	By:	/s/ Steve Manko
Name: Steve Manko Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Sonderman	Chief Executive Officer and Director	March 11, 2026
Thomas Sonderman	(Principal Executive Officer)

/s/ Steve Manko	Chief Financial Officer	March 11, 2026
Steve Manko	(Principal Financial and Accounting Officer)

/s/ Timothy E. Baxter	Director	March 11, 2026
Timothy E. Baxter

/s/ Edward M. Daly	Director	March 11, 2026
Edward M. Daly

/s/ Nancy Fares	Director	March 11, 2026
Nancy Fares

/s/ Dennis J. Goetz	Director	March 11, 2026
Dennis J. Goetz

/s/ Joseph J. Humke	Director	March 11, 2026
Joseph J. Humke

/s/ Andrew D.C. LaFrence	Director	March 11, 2026
Andrew D.C. LaFrence

/s/ Tammy J. Miller	Director	March 11, 2026
Tammy J. Miller

/s/ Loren A. Unterseher	Director	March 11, 2026
Loren A. Unterseher