Form 10-Q
period 2026-03-29
SkyWater Technology, Inc
filed 2026-05-08
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-40345
______________________
SkyWater Technology, Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	2401 East 86th Street, Bloomington, Minnesota, 55425	37-1839853
(State or other jurisdiction of incorporation or organization)	(Address of registrant’s principal executive offices and zip code)	(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code: (952) 851-5200
______________________
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	SKYT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 5, 2026, the number of shares of common stock, $0.01 par value, outstanding was 49,204,602.

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

•risks and uncertainties associated with the proposed Mergers (as defined below) with IonQ (as defined below), including the following:
◦the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by IonQ and SkyWater;
◦IonQ’s ability to integrate SkyWater’s operations in a successful manner and in the expected time period following consummation of the proposed Mergers;
◦the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period;
◦the occurrence of any event, change or other circumstance that could give rise to the termination of the IonQ Merger Agreement (as defined below);
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
◦negative effects of the announcement of the transaction, and the pendency or completion of the proposed acquisition on the market price of IonQ’s or SkyWater’s common stock and/or operating results; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 and this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(unaudited in thousands, except per share data)

	March 29, 2026	December 28, 2025

Assets
Current assets
Cash and cash equivalents	$22,232	$23,224
Accounts receivable, net of allowance for credit losses of $80 and $80, respectively	89,194	100,083
Contract assets, net of allowance for credit losses of $26 and $26, respectively	24,727	18,020
Inventory	25,576	24,600
Prepaid expenses and other current assets	20,347	27,269
Total current assets	182,076	193,196
Property and equipment, net	510,124	511,720
Intangible assets, net	10,006	9,168
Other assets	30,695	19,823
Total assets	$732,901	$733,907
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$5,190	$5,940
Accounts payable	59,708	34,871
Accrued expenses	64,383	56,612
Short-term financing, net of unamortized debt issuance costs	171,995	184,402
Contract liabilities	52,406	42,195
Income taxes payable	448	—
Total current liabilities	354,130	324,020
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	32,332	32,939
Long-term contract liabilities	126,149	149,470
Deferred income tax liability, net	5,638	6,369
Other long-term liabilities	26,797	25,297
Total long-term liabilities	190,916	214,075
Total liabilities	545,046	538,095
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of March 29, 2026 and December 28, 2025)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 49,157 and 48,608 shares issued and outstanding as of March 29, 2026 and December 28, 2025, respectively)	495	489
Additional paid-in capital	207,091	202,386
Accumulated deficit	(27,364)	(15,056)
Total shareholders’ equity, SkyWater Technology, Inc.	180,222	187,819
Noncontrolling interests	7,633	7,993
Total shareholders’ equity	187,855	195,812
Total liabilities and shareholders’ equity	$732,901	$733,907
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(unaudited in thousands, except per share data)

	Three-Month Period Ended
	March 29, 2026	March 30, 2025

Revenue	$160,686	$61,296
Cost of revenue	128,534	47,039
Gross profit	32,152	14,257
Research and development expense	4,997	3,249
Selling, general, and administrative expense	32,432	15,030
Operating loss	(5,277)	(4,022)
Other income (expense):
Interest expense	(6,159)	(1,812)
Total other income (expense)	(6,159)	(1,812)
Loss before income taxes	(11,436)	(5,834)
Income tax (benefit) expense	(284)	384
Net loss	(11,152)	(6,218)
Less: net income attributable to noncontrolling interests	1,156	1,127
Net loss attributable to SkyWater Technology, Inc.	$(12,308)	$(7,345)
Net loss per share attributable to common shareholders, basic and diluted	$(0.25)	$(0.15)
Weighted average shares used in computing net loss per common share, basic and diluted	48,775	47,791
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three-Month Periods Ended March 29, 2026 and March 30, 2025
(unaudited in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 29, 2024	—	$—	47,704	$478	$189,132	$(133,966)	$55,644	$5,876	$61,520
Issuance of common stock pursuant to equity compensation plans	—	—	330	6	1,253	—	1,259	—	1,259
Equity-based compensation	—	—	—	—	1,879	—	1,879	—	1,879
Contribution from noncontrolling interest	—	—	—	—	—	—	—	626	626
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,600)	(1,600)
Net (loss) income	—	—	—	—	—	(7,345)	(7,345)	1,127	(6,218)
Balance at March 30, 2025	—	$—	48,034	$484	$192,264	$(141,311)	$51,437	$6,029	$57,466

Balance at December 28, 2025	—	$—	48,608	$489	$202,386	$(15,056)	$187,819	$7,993	$195,812
Issuance of common stock pursuant to equity compensation plans	—	—	549	6	2,095	—	2,101	—	2,101
Equity-based compensation	—	—	—	—	2,610	—	2,610	—	2,610
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,516)	(1,516)
Net (loss) income	—	—	—	—	—	(12,308)	(12,308)	1,156	(11,152)
Balance at March 29, 2026	—	$—	49,157	$495	$207,091	$(27,364)	$180,222	$7,633	$187,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited in thousands)

	Three-Month Period Ended
	March 29, 2026	March 30, 2025

Cash flows from operating activities
Net loss	$(11,152)	$(6,218)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Revenue from off-market component of supply agreement recorded in purchase accounting	(10,221)	—
Depreciation and amortization expense	14,199	4,505
Accretion of investment tax credits	(1,568)	(147)
Amortization of debt issuance costs included in interest expense	701	242
Equity-based compensation expense	2,610	1,879
Deferred income taxes	(732)	39
Provision for credit losses	—	355
Changes in operating assets and liabilities
Accounts receivable and contract assets	19,163	15,292
Inventory	(976)	315
Prepaid expenses, other current assets, and other assets	(3,949)	858
Accounts payable and accrued expenses	22,265	(12,565)
Contract liabilities, current and long-term	(2,888)	51,412
Income taxes receivable	448	—
Net cash provided by operating activities	27,900	55,967

Cash flows from investing activities
Purchase of software and technology licenses	(1,050)	(413)
Purchases of property and equipment	(9,050)	(14,770)
Net cash used in investing activities	(10,100)	(15,183)

Cash flows from financing activities
Proceeds from draws on the revolving line of credit	147,500	125,000
Repayment of draws on the revolving line of credit	(164,752)	(132,181)
Principal payments on long-term debt	(1,443)	(1,229)
Cash paid for principal on finance leases	(682)	(269)
Proceeds from the issuance of common stock pursuant to equity compensation plans	2,101	1,259
Contributions from noncontrolling interest	—	626
Distributions to noncontrolling interest	(1,516)	(1,600)
Net cash used in financing activities	(18,792)	(8,394)

Net change in cash and cash equivalents	(992)	32,390
Cash and cash equivalents - beginning of period	23,224	18,844
Cash and cash equivalents - end of period	$22,232	$51,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited in thousands)

	Three-Month Period Ended
	March 29, 2026	March 30, 2025

Supplemental disclosure of cash flow information:
Cash paid during the fiscal year for:
Interest	$2,809	$1,024
Noncash investing and financing activity:
Capital expenditures incurred, not yet paid	$27,030	$1,738
Intangible assets acquired, not yet paid	207	185
Investment tax credit not received	14,985	337
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
The closing of the Mergers remains subject to various closing conditions, including (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any applicable law or regulation enacted or deemed applicable to the Mergers by a governmental authority that makes consummation of the Mergers illegal and any judgment, injunction, order or decree prohibiting or enjoining the consummation of the Mergers, and (iii) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to customary materiality qualifications), and the other party’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement. In addition, the parties’ obligations to consummate the Mergers are subject to the absence of any Parent Material Adverse Effect (as defined in the Merger Agreement), with respect to the Company’s obligation to consummate the Mergers, and any Company Material Adverse Effect (as defined in the Merger Agreement), with respect to Parent’s obligation to consummate the Mergers, occurring after the date of the Merger Agreement and continuing. The closing of the Mergers is not subject to a financing condition.
Emerging Growth Company Status
SkyWater will remain an emerging growth company until January 3, 2027, the last fiscal day of its 2026 fiscal year, at which point it will no longer be able to apply the transition provisions available to emerging growth companies.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Reportable Segment Information
Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. As a result of the acquisition of Fab 25 (as defined below), the Company now operates as two distinct reportable segments, which are Legacy SkyWater and SkyWater Texas. See Note 14 - Reportable Segment and Geographic Information for segment and geography-specific disclosures.
Note 2 Basis of Presentation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements as of March 29, 2026, and for the three-month periods ended March 29, 2026 and March 30, 2025, are presented in thousands of U.S. dollars (except per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with SkyWater’s annual consolidated financial statements and the related notes thereto as of December 28, 2025 and for the fiscal year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 29, 2026 and its consolidated results of operations, shareholders’ equity, and cash flows for the three-month periods ended March 29, 2026 and March 30, 2025.
The consolidated results of operations for the three-month period ended March 29, 2026 are not necessarily indicative of the results of operations to be expected for the fiscal year ending January 3, 2027, or for any other interim period, or for any other future fiscal year.
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
For the three-month periods ended March 29, 2026 and March 30, 2025, the Company incurred net losses attributable to SkyWater Technology, Inc. of $12,308 and $7,345, respectively. As of March 29, 2026 and December 28, 2025, the Company had cash and cash equivalents of $22,232 and $23,224, respectively.
SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 7 – Debt), and other sources of financing. The current business plans indicate that the Company maintains sufficient liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the condensed consolidated financial statements are issued. As a result of amendments made on June 30, 2025, the Revolver matures on June 30, 2030 and provides for a maximum revolving facility amount of $350,000. Based upon SkyWater’s operational forecasts, cash and cash equivalents on hand, and available borrowings on the Revolver, management believes SkyWater will have sufficient liquidity to fund its operations for the next twelve months from the date these condensed consolidated financial statements are issued.
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
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the three-month periods ended March 29, 2026 and March 30, 2025, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. At March 29, 2026 and March 30, 2025, there were restricted stock units and stock options totaling 2,097,694 and 1,144,534, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three-month periods ended March 29, 2026 and March 30, 2025:

	Three-Month Period Ended
	March 29, 2026	March 30, 2025

Numerator: net loss attributable to SkyWater Technology, Inc.	$(12,308)	$(7,345)
Denominator: weighted-average common shares outstanding, basic and diluted	48,775	47,791
Net loss per common share, basic and diluted	$(0.25)	$(0.15)
Immaterial Revisions of Prior Period Financial Information
In 2025, the Company identified errors related to the overbilling of ATS development revenues that cumulatively totaled $1,970 for fiscal years preceding January 1, 2024. As a result, the Company corrected the statement of shareholders’ equity as of January 1, 2024 to increase the accumulated deficit by $1,970. The correction also increased the accumulated deficit by the same amount as of March 30, 2025. The Company has evaluated the materiality of these errors and concluded it was not material to the consolidated financial statements in any of the previous fiscal periods.
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
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in this update introduce a more principles-based framework to the capitalization of software intended for internal use focused on management’s authorization and commitment to fund a development project and the probability of whether the project will be completed and used for its intended function. The amendment in ASU 2025-06 will become effective for the Company’s fiscal year ended December 31, 2028. SkyWater is currently evaluating the impacts of the amendments on its consolidated financial statements and the accompanying notes to the financial statements.
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
Significant Accounting Policies
The annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 include discussion of the significant accounting policies and estimates used in the preparation of the interim condensed consolidated financial statements. The Company did not make any significant changes to its accounting policies and estimates during the three-month period ended March 29, 2026.
Note 4 Acquisition
On June 30, 2025, the Company executed an amendment to the Membership Interest Purchase Agreement with Spansion LLC and completed its acquisition of 100% of the voting equity interests of Fab 25, a newly formed limited liability company that received, pursuant to a pre-closing restructuring, substantially all of the property, plant and equipment, employees, and certain other assets and liabilities related to Infineon’s 200 mm fab in Austin, Texas (the “Transaction”). The purchase price for the Transaction was $206,466. The Transaction was financed through proceeds received from the execution of an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Siena Lending Group LLC (“Siena”) and the other lenders party thereto on June 30, 2025.
The acquisition of Fab 25 significantly expanded SkyWater’s footprint domestically and will enable the Company to grow its services across a broader base of industrial, automotive, and defense customers in the future.
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on reasonable estimates and assumptions made by the Company’s management at the time of acquisition. These estimates and assumptions are inherently uncertain and may be subject to material change as additional information becomes available during the measurement period, which will not exceed 12 months from applicable acquisition date. The Company has not finalized its purchase accounting as of March 29, 2026 and the primary areas that still remain preliminary relate to the fair value of spare parts inventory, the valuation of lease right of use assets and lease liabilities, and the accounting for income tax-related matters. No measurement period adjustments were made during the three-month period ended March 29, 2026.
The Company incurred $269 and $1,810 of non-recurring transaction costs for the three-months ended March 29, 2026 and March 30, 2025, respectively. These costs are included as selling, general, and administrative costs in the interim condensed consolidated statements of operations for each period.
Pro Forma Results
The following unaudited pro forma summary presents consolidated financial information as if the Transaction occurred on January 1, 2024:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Three-Month Period Ended
March 30, 2025

(in thousands)
Revenue	$152,043
Net income	$6,498

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 5 Revenue
Disaggregated Revenue
The Company recognizes ATS development, tools, and Wafer Services revenues pursuant to its revenue recognition policies as described in Note 3 – Summary of Significant Accounting Policies to the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025. The following tables disclose revenue by product type and the timing of recognition of revenue for transfer of goods and services to customers:

	Three-Month Period Ended March 29, 2026
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$27,925	$—	$27,925
Fixed price contracts	4,945	22,066	—	27,011
Total ATS development	4,945	49,991	—	54,936
Wafer Services	—	95,479	369	95,848
Combined ATS development and Wafer Services	4,945	145,470	369	150,784
Tools	9,902	—	—	9,902
Total	$14,847	$145,470	$369	$160,686

	Three-Month Period Ended March 30, 2025
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$1,204	$35,875	$—	$37,079
Fixed price contracts	4,832	9,457	—	14,289
Other	—	—	1,167	1,167
Total ATS development	6,036	45,332	1,167	52,535
Wafer Services	84	7,443	—	7,527
Combined ATS development and Wafer Services	6,120	52,775	1,167	60,062
Tools	1,234	—	—	1,234
Total	$7,354	$52,775	$1,167	$61,296
Contract Assets
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $24,727 and $18,020 at March 29, 2026 and December 28, 2025, respectively, and are presented net of allowances for expected credit losses of $26 and $26, respectively.
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue on customer contracts and deferred lease revenue representing customer prepayments on a leasing arrangement in which the Company serves as lessor. Deferred revenue on customer contracts represents payments from customers for which performance obligations have not yet been satisfied. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
recognized. The contract liabilities and other significant components of contract liabilities at March 29, 2026 and December 28, 2025 are as follows:

	March 29, 2026				December 28, 2025

	Contract Deferred Revenue (1)	Lease Deferred Revenue	Supply Agreement (2)	Total Deferred Revenue	Contract Deferred Revenue (1)	Lease Deferred Revenue	Supply Agreement (2)	Total Deferred Revenue

Current contract liabilities	$52,406	$—	$—	$52,406	$40,301	$100	$1,794	$42,195
Long-term contract liabilities	74,361	—	51,788	126,149	81,665	—	67,805	149,470
Total contract liabilities	$126,767	$—	$51,788	$178,555	$121,966	$100	$69,599	$191,665
(1)Contract deferred revenue includes $34,296 and $37,077 at March 29, 2026 and December 28, 2025, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $11,123 were classified as current in the interim condensed consolidated balance sheets as of March 29, 2026 and December 28, 2025, respectively.
(2)In connection with the Transaction, the Company entered into a multi-year supply agreement with certain of Infineon’s subsidiaries under a take-or-pay arrangement for the first four-year period following the closing of the Transaction (the “Supply Agreement”). The Supply Agreement included an off-market component estimated at a fair value of $120,000 which was included in the purchase price for the Transaction. This amount is presented net of Supply Agreement specific contract assets which total $40,082 as of March 29, 2026.
The change in contract liabilities during the three-month periods ended March 29, 2026 and March 30, 2025 are as follows:

	Three-Month Period Ended
	March 29, 2026	March 30, 2025

Balance at beginning of period	$191,665	$107,067
Increase due to payments received, excluding amounts recognized as revenue	27,056	60,907
Revenue recognized included in the contract liabilities balance at the beginning of the period	(29,945)	(9,495)
Revenue recognized from Fab 25 Supply Agreement (1)	(10,221)	—
Balance at end of period	$178,555	$158,479
(1) The Company recorded a $120,000 contract liability in purchase accounting for the acquisition of Fab 25 to recognize the fair value of the off-market component of the Supply Agreement. Related revenue for this contract liability is recognized as the Company fulfills its wafer production obligations over the four-year term of the Supply Agreement. For the three-month period ended March 29, 2026, the Company recognized $10,221 of revenue associated with this contract liability reducing its total balance to $92,070 at March 29, 2026.
Remaining Performance Obligations
Excluding the contract liability related to the off-market component of the Supply Agreement recognized in purchase accounting (see Note 4 - Acquisition), the Company had $160,864 of remaining performance obligations at March 29, 2026 that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools contracts. The Company expects to recognize the revenue associated with these performance obligations as it satisfies the performance obligations within the next 10 years.
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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 6 Balance Sheet Information
Certain significant amounts included in the Company’s interim condensed consolidated balance sheets are summarized in the following tables:

Allowance for credit losses - Accounts Receivable	March 29, 2026	March 30, 2025

Balance at beginning of period	$80	$279
Provision for credit losses	—	355
Accounts written-off	—	—
Less recoveries of accounts charged-off	—	(37)
Balance at end of period	$80	$597

Inventory	March 29, 2026	December 28, 2025

Raw materials	$1,791	$2,064
Supplies and spare parts	23,785	22,536
Total inventory, current	25,576	24,600
Inventory, non-current (1)	10,054	9,370
Total inventory	$35,630	$33,970
(1)Inventory, non-current consists of spare parts that will not be used within twelve months. Inventory non-current is included in Other assets on the consolidated balance sheet.

Prepaid expenses and other current assets	March 29, 2026	December 28, 2025

Prepaid expenses	$8,329	$6,766
Tools purchased for customers (1)	10,394	20,503
Investment tax credit receivable	1,624	—
Total prepaid assets and other current assets	$20,347	$27,269
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

Property and equipment, net	March 29, 2026	December 28, 2025

Land	$36,596	$36,596
Buildings and improvements	163,789	164,752
Machinery and equipment (2)	479,418	456,090
Property and equipment placed in service, at cost (1)	679,803	657,438
Less: Accumulated depreciation (1)	(190,693)	(181,737)
Property and equipment placed in service, net (1)	489,110	475,701
Property and equipment not yet in service	21,014	36,019
Total property and equipment, net	$510,124	$511,720
(1)Includes $30,379 and $29,651 of cost and $3,713 and $3,974 of accumulated depreciation associated with capital assets subject to financing leases at March 29, 2026 and December 28, 2025, respectively.
(2)The cost basis of machinery and equipment reflects the amount of investment tax credits the Company has received, or expects to receive, on new investments in related equipment.
Depreciation expense was $12,284 and $4,029 for the three-month periods ended March 29, 2026 and March 30, 2025, respectively, which is net of accretion of investment tax credits.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Intangible assets, net	March 29, 2026	December 28, 2025

Software and licensed technology	$15,731	$18,758
Less: accumulated amortization	(9,662)	(13,460)
Intangible assets placed in service, net	6,069	5,298
Intangible assets not yet in service	3,937	3,870
Total intangible assets, net	$10,006	$9,168
Intangible assets consist primarily of payments made under software and technology licensing arrangements with third parties. For the three-month periods ended March 29, 2026 and March 30, 2025, amortization of software and licenses was $347 and $329, respectively.
Remaining estimated aggregate annual amortization expense for intangible assets placed in service is as follows for future fiscal years:

Fiscal year	Amortization Expense

Remainder of 2026	$1,101
2027	1,099
2028	1,103
2029	876
2030	840
Thereafter	1,050
Total	$6,069

Other assets	March 29, 2026	December 28, 2025

Inventory, non-current (1)	$10,054	$9,370
Operating lease right-of-use assets	272	—
Investment tax credit receivable	19,347	10,230
Other assets	1,022	223
Total other assets	$30,695	$19,823
(1)Inventory, non-current consists of spare parts that will not be used within twelve months.

Accrued expenses	March 29, 2026	December 28, 2025

Accrued compensation	$19,344	$11,248
Accrued commissions	503	390
Accrued royalties	20	1,815
Current portion of operating lease liabilities	34	—
Current portion of finance lease liabilities	2,261	2,203
Accrued inventory (2)	4,566	2,233
Accrued warranty	998	1,131
Accrued vendor purchase commitments (1)	13,111	14,094
Accrued accounts payable	18,189	15,041
Accrued utilities	1,536	1,208
Other accrued expenses	3,821	7,249
Total accrued expenses	$64,383	$56,612
(1)The Company accrues outstanding obligations on vendor purchase orders for goods or services provided to the Company for which invoices have not yet been received.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
(2)The Company accrues outstanding obligations on uninvoiced receipts of inventory and inventory in transit.

Accrued provisions for warranties	March 29, 2026	December 28, 2025

Beginning accrued warranty balance	$1,131	$3,752
Warranty expense	132	419
Warranty credits	(265)	(3,040)
Ending accrued warranty balance	$998	$1,131

Other long-term liabilities	March 29, 2026	December 28, 2025

Finance lease obligations	$26,509	$24,859
Other	219	369
Liability for uncertain tax positions	69	69
Total other long-term liabilities	$26,797	$25,297

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 7 Debt
The components of debt outstanding at March 29, 2026 and December 28, 2025 are as follows:

Short-term financing	March 29, 2026	December 28, 2025

Revolver	$182,439	$195,460
Unamortized debt issuance costs	(10,444)	(11,058)
Total short-term financing, net of unamortized debt issuance costs	$171,995	$184,402
Long-term debt
VIE financing	$33,240	$33,534
Tool financing loans	5,991	7,142
Unamortized debt issuance costs	(1,709)	(1,797)
Total long-term debt, including current maturities	37,522	38,879
Less: current portion of long-term debt	(5,190)	(5,940)
Total long-term debt, excluding current portion	$32,332	$32,939
Revolver
On December 28, 2022, the Company entered into a Loan and Security Agreement with Siena, which was initially modified on November 19, 2024 upon execution of an Amended and Restated Loan and Security Agreement. On June 30, 2025, this lending arrangement was further modified in advance of the acquisition of Fab 25 when the Company entered into an Amended Loan Agreement with Siena as agent and the other lenders party thereto, which replaced the prior Loan and Security Agreement. The Amended Loan Agreement provides for a revolving line of credit with a borrowing limit of up to $350,000 with a scheduled maturity date of June 30, 2030 (the “Revolver”). Due to a lockbox clause in the Amended Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as current on the condensed consolidated balance sheets.
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
The outstanding balance of the Revolver was $182,439 as of March 29, 2026 at an interest rate of 8.0%. The remaining availability under the Revolver was $61,837 as of March 29, 2026. As of March 29, 2026, the Company was in compliance with applicable financial covenants of the Revolver.
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
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The occurrence of a triggering event does not represent a default event as per the loan agreement, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. As defined in the loan agreement, a triggering event occurred beginning in the three-month period ended January 1, 2023 based on the level of earnings before interest, taxes, depreciation, amortization and rent, as defined in the loan agreement, reported by SkyWater historically. Pursuant to its protective rights, the lender retained in a restricted account amounts paid by SkyWater to Oxbow Realty that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of March 29, 2026.

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
Maturities
Future principal payments of the Company’s long-term debt, excluding unamortized debt issuance costs, are as follows:

Fiscal year	Future Principal Payments

Remainder of 2026	$4,499
2027	2,853
2028	1,999
2029	1,307
2030	28,573
Thereafter	—
Total	$39,231
Note 8 Income Taxes
The Company’s effective tax rates for the three-month periods ended March 29, 2026 and March 30, 2025 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates for the three-month periods ended March 29, 2026 and March 30, 2025 were (3.7)% and (5.5)%, respectively.
Note 9 Equity-Based Compensation
Equity-based compensation expense was allocated in the interim condensed consolidated statements of operations as follows:

	Three-Month Period Ended
	March 29, 2026	March 30, 2025

Cost of revenue	$943	$567
Research and development expense	153	83
Selling, general and administrative expense	1,514	1,229
Total equity-based compensation expense	$2,610	$1,879

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 10 Commitments and Contingencies
Litigation and Other Asserted Claims
From time to time, the Company is involved in legal proceedings and subject to other asserted claims arising in the ordinary course of its business. Although the results of litigation and asserted claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company’s interests, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors. There were no material litigation-related or other asserted claim contingencies recognized at either March 29, 2026 or December 28, 2025.
Capital Expenditures
The Company has various contracts outstanding with third parties which primarily relate to semiconductor tool purchases and installation. The Company has $3,457 and $2,880 of contractual commitments outstanding as of March 29, 2026 and December 28, 2025, respectively, that it expects to be paid in the next twelve months using cash on hand and operating cash flows.
Center for NeoVation
On January 25, 2021 the Company entered into a technology and economic development agreement (the “TED Agreement”), and a lease agreement (the “CfN Lease”) with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation doing business as BRIDG (“BRIDG”), to lease and operate the Center for NeoVation (the “CfN”), a semiconductor research and development and manufacturing facility in Kissimmee, Florida. Under the CfN Lease, the Company agrees to bring the plant to full production capacity within five years, and then to operate the plant at full capacity for an additional fifteen years At the end of the lease, SkyWater will take ownership of the facility. The Company is responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring the facility to its full production capacity. Investments and costs required to bring the facility to its full capacity will be substantial. The Company may terminate the TED Agreement and CfN Lease with eighteen months’ notice. In the event the Company terminates the agreements, it is required to continue to operate the CfN until the earlier of either a replacement operator is found, or the 18-month notice period expires, and it may be required to make a payment of up to $15,000 to Osceola upon termination.
As part of entering into the TED Agreement, the Company agreed to operate the advanced wastewater treatment facility (“AWT Facility”), a separate building located on the same leased premise as the CfN and subject to the CfN Lease. The AWT Facility was financed in substantial part by funds provided by the Tohopekaliga Water Authority (“TWA”) to house the acid waste neutralization, pH adjustment, and reverse osmosis water treatment systems. In connection with entering into the CfN Lease, the Company agreed that development of the CfN requires the payment of water, wastewater, and reuse water capacity charges imposed by TWA monthly over the remaining period of six years. The Company also agreed that TWA shall be entitled to recover the capital contribution of TWA for construction of the AWT Facility through a capital reimbursement surcharge monthly over the remaining period of six years. As of March 29, 2026, the Company expects future payments on these commitments of approximately $3,500 which the Company expects will be paid in full by the first quarter of 2028.
Build Back Better Grant
In the third quarter of 2023, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. Of this total commitment, and as of March 29, 2026, the Company has paid a total of $2,000 and has an unpaid obligation accrued of $4,900 based upon development activity that has occurred through quarter-end, which is expected to be paid in the second quarter of 2026.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 11 Related Party Transactions
In August 2023, SkyWater entered into a consulting agreement with Oxbow Industries pursuant to which an employee of Oxbow Industries provided certain consulting services to the Company, including services where the Oxbow Industries employee negotiated and brokered the acquisition of Fab 25. In October 2025, this related party consulting agreement was terminated. Expense associated with this agreement totaled $141 for the three-month period ended March 30, 2025.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Bloomington, Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over twenty years. The monthly payments are subject to a 2% increase each year during the term of the lease and is currently $435 per month. The Company is also required to make certain customary payments constituting “additional rent,” which relate to monthly leasing and replacement reserves, insurance, and tax payments in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of March 29, 2026 were as follows (such amounts are eliminated from the condensed consolidated financial statements due to the consolidation of Oxbow Realty, see Note 12 – Variable Interest Entity).

Fiscal year	Future Minimum Lease Commitments

Remainder of 2026	$3,948
2027	5,357
2028	5,464
2029	5,573
2030	5,685
Thereafter	61,150
Total lease payments	87,177
Less: imputed interest	(59,113)
Total	$28,064

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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of March 29, 2026 and December 28, 2025. The assets and liabilities are presented prior to the elimination of intercompany balances.

	March 29, 2026	December 28, 2025

Cash and cash equivalents	$22	$742
Accounts receivable	1,556	1,503
Finance receivable	41,723	41,556
Other assets	74	77
Total assets	$43,375	$43,878

Accounts payable	$1,636	$1,503
Accrued expenses	—	7
Contract liabilities	821	872
Debt	33,211	33,504
Total liabilities	$35,668	$35,886
The following table shows the revenue and expenses of Oxbow Realty for the three-month periods ended March 29, 2026 and March 30, 2025. These results of Oxbow Realty are presented prior to the elimination of intercompany transactions.

	Three-Month Period Ended
	March 29, 2026	March 30, 2025

Revenue	$1,447	$1,434
General and administrative expenses	4	3
Interest expense	287	304
Total expenses	291	307
Net income	$1,156	$1,127
Note 13 Leases
SkyWater as the Lessor
In March 2020, SkyWater executed a contract with a customer that includes an operating lease for the right to use a specified portion of the Company’s Minnesota facility to produce wafers using the customer’s equipment. The contractual amount that relates to revenue from an operating lease was $21,000, and is being recognized over the estimated lease term of 4.5 years. The total amount was prepaid by the customer and recorded as deferred revenue. See Note 5 – Revenue for additional information on revenue recognition and deferred revenue of the operating lease.
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
Note 14 Reportable Segment and Geographic Information
Prior to the completion of the Fab 25 acquisition, the Company operated as a single reportable segment which reflected how the Company managed its business and the nature of its services. Following the Fab 25 acquisition, the Company re-evaluated its reportable segments and now operates as two distinct reportable segments, Legacy SkyWater and SkyWater Texas. This determination aligns with how our Chief Executive Officer, who is our chief operating decision maker (“CODM”) currently assesses segment operating performance and allocates resources. Prior to the acquisition, the CODM utilized net earnings as the primary measure of segment profit or loss. Subsequent to the completion of the Fab 25 acquisition, net earnings continues to be the primary measure of segment profit or loss utilized by the CODM in regard to evaluating segment performance and allocation of resources. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not regularly reviewed by the CODM.
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
The following table represents the results of the Company’s reportable segments:

	Three-Month Period Ended
	March 29, 2026			March 30, 2025

	Legacy SkyWater	SkyWater Texas	Total	Legacy SkyWater	SkyWater Texas	Total

Revenue	$74,368	$86,318	$160,686	$61,296	$—	$61,296
Cost of revenue
Labor	23,349	27,091	50,440	21,268	—	21,268
Direct expenses	24,511	30,847	55,358	20,647	—	20,647
Cost of tool revenue	10,618	—	10,618	1,030	—	1,030
Depreciation and amortization	2,869	9,249	12,118	4,094	—	4,094
Total cost of revenue	61,347	67,187	128,534	47,039	—	47,039
Gross profit	13,021	19,131	32,152	14,257	—	14,257
Research and development expense	4,375	622	4,997	3,249	—	3,249
Selling, general, administrative expense
Labor	8,928	2,448	11,376	7,114	—	7,114
Direct expenses	16,762	3,878	20,640	7,777	—	7,777
Depreciation and amortization	277	139	416	139	—	139
Total selling, general, and administrative expense	$25,967	$6,465	$32,432	$15,030	$—	$15,030
Operating (loss) income	(17,321)	12,044	(5,277)	(4,022)	—	(4,022)
Other expense:
Interest expense	(6,029)	(130)	(6,159)	(1,812)	—	(1,812)
Total other expense	$(6,029)	$(130)	$(6,159)	$(1,812)	$—	$(1,812)
(Loss) income before income taxes	(23,350)	11,914	(11,436)	(5,834)	—	(5,834)
Income tax (benefit) expense	(294)	10	(284)	384	—	384
Net (loss) income	$(23,056)	$11,904	$(11,152)	$(6,218)	$—	$(6,218)

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The following table discloses revenue for the three-month periods ended March 29, 2026 and March 30, 2025 by country as determined based on customer address:

	Three-Month Period Ended
	March 29, 2026	March 30, 2025

United States	$151,398	$57,247
Canada	4,434	2,312
Hong Kong	872	474
Israel	1,270	—
All others	2,712	1,263
Total	$160,686	$61,296
Three customers each accounted for 10% or more of revenue, and in aggregate accounted for 78% of revenue for the three-month period ended March 29, 2026. Two customers each accounted for 10% or more of revenue, and in aggregate accounted for 53% of revenue for the three-month period ended March 30, 2025. In addition, two customers had accounts receivable balances in excess of 10% or more of revenue, and in aggregate accounted for 64% of accounts receivable as of March 29, 2026. The loss of a major customer could adversely affect the Company’s operating results and financial condition.
Note 15 Subsequent Events
The Company evaluated the impact of events that occurred subsequent to March 29, 2026, through the date the condensed consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined no events are required to be recognized or disclosed in the condensed consolidated financial statements and related notes other than the event described below:
Tool Financing Loan
In April 2026, we entered into an agreement to sell a semiconductor manufacturing tool to an equipment financing lender for proceeds of approximately $36,600. We subsequently entered into an agreement to lease the tool from the lender for monthly payments of $800 over 60 months at an interest rate of 11.9%. The agreement provides for a bargain purchase option at the end of the lease term which we intend to exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company’s audited annual consolidated financial statements and related notes, included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2025. In addition to historical financial information, the following discussion contains forward-looking statements that reflect the Company’s current expectations, estimates and assumptions concerning events and financial trends that may affect the Company’s future operating results or financial position. Actual results and the timing of events may differ materially from those discussed or implied in the Company’s forward-looking statements due to a number of factors, including those described in the sections entitled “Risk Factors” and “Forward-Looking Statements” herein and elsewhere in its Annual Report on Form 10-K.
SkyWater refers to the three-month periods ended March 29, 2026 and March 30, 2025 as the first quarter of 2026 and first quarter of 2025, respectively. Each of these three-month periods includes 13 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
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

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first quarters of 2026 and 2025 or are reasonably likely to impact our results in the future.
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
•Our overall level of indebtedness from our revolving credit agreement, which we refer to as the Revolver (as defined in Note 7 – Debt to the condensed consolidated financial statements), financing arising from the sale and leaseback of the land and building of our Minnesota facility, which we refer to as the VIE Financing, financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment, which we refer to as the Tool Financing Loans, and the corresponding interest rates charged to us by our lenders, are key components of maintaining capital funding that allow us to continue to grow our business.
Pending Acquisition of the Company
On January 25, 2026, the Company entered into a definitive agreement to be acquired by IonQ. The transaction is subject to customary closing conditions, including regulatory approval, and, if approved, is expected to close in the second or third quarter of 2026. The pending acquisition did not impact the Company’s results of operations for the period presented. Additional information regarding the transaction is included in Note 1 – Nature of Business to the condensed consolidated financial statements.

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

Results of Operations
First Quarter of 2026 Compared to the First Quarter of 2025
The following table summarizes certain financial information relating to our operating results for the first quarter of 2026 and 2025.

	First Quarter Ended
	March 29, 2026	March 30, 2025	Percentage Change

	(in thousands)
Consolidated statements of operations data:
Revenue	$160,686	$61,296	162%
Cost of revenue	128,534	47,039	173%
Gross profit	32,152	14,257	126%
Research and development expense	4,997	3,249	54%
Selling, general, and administrative expense	32,432	15,030	116%
Operating loss	(5,277)	(4,022)	31%
Other expense:
Interest expense	(6,159)	(1,812)	240%
Total other expense	(6,159)	(1,812)	240%
Loss before income taxes	(11,436)	(5,834)	96%
Income tax (benefit) expense	(284)	384	(174)%
Net loss	(11,152)	(6,218)	79%
Less: net income attributable to noncontrolling interests	1,156	1,127	3%
Net loss attributable to SkyWater Technology, Inc.	$(12,308)	$(7,345)	68%
Revenue
Revenue was $160.7 million for the first quarter of 2026 compared to $61.3 million for the first quarter of 2025, a increase of $99.4 million, or 162%. The following table shows revenue by service type for the first quarter of 2026 and 2025:

	First Quarter Ended
	March 29, 2026	March 30, 2025	Percentage Change

	(in thousands)
ATS development	$54,936	$52,535	5%
Tools	9,902	1,234	702%
Wafer Services - Legacy SkyWater	9,530	7,527	27%
Wafer Services - SkyWater Texas	86,318	—	NM
Total	$160,686	$61,296	162%
ATS development revenue increased $2.4 million, or 5%, from the first quarter of 2025 to the first quarter of 2026. The increase was primarily driven by a $19.9 million increase in the advanced compute industry. Additional increases included $5.8 million at the Florida facility, primarily related to increased tool installation and qualification activity, as well as growth in other end markets, including $3.0 million consumer, $0.8 million medical, and $0.4 million industrial. These increases were partially offset by a $27.2 million decline in aerospace and defense revenue attributable to recent U.S. government policy shifts and changes in defense spending priorities, as two programs went on stop work and are proceeding to termination for convenience in 2026.
Tools revenue increased $8.7 million from the first quarter of 2025 to the first quarter of 2026 driven by the ramp up of our Florida facility.
The increase in Wafer Services revenue of $88.3 million, or 1173%, from the first quarter of 2025 to the first quarter of 2026 was primarily driven by an $86.3 million contribution from the Fab 25 acquisition, which expanded the Company’s manufacturing capacity. Of this amount, $10.2 million represents non-cash revenue associated with the off-market component of the Supply Agreement. Legacy SkyWater Wafer Services revenue increased by $2.0 million, primarily driven by a $3.2 million increase in wafer starts from a key automotive customer, partially offset by a $1.6 million decrease in revenue from several aerospace and defense customers.
Cost of revenue
Cost of revenue increased $81.5 million to $128.5 million for the first quarter of 2026 from $47.0 million for the first quarter of 2025. The increase was primarily driven by $67.2 million higher costs resulting from the inclusion of Fab 25 operations following the acquisition, as well as an $8.7 million increase in cost of tool revenue, reflecting an increase in tool sales at the Florida facility.
Legacy SkyWater direct expenses increased by $5.0 million, primarily driven by $4.7 million of non-recurring startup costs at the Florida facility related to installing, qualifying, and operationalizing production tools, which are expected to decline as the site exits the startup phase. Freight expense rose $0.4 million year-over-year due to higher shipment volumes, fab ramp activity, and increased use of expedited shipping amid elevated global logistics costs. Additionally, target costs increased by $0.3 million due to a bulk purchase of platinum wire not tied to a specific customer program.
Legacy SkyWater labor costs increased by $1.9 million, primarily driven by a $1.6 million rise in payroll expense reflecting annual compensation increases and staffing and operational ramp activity at the Florida facility. Retention-related bonus expense increased by $0.2 million due to incremental accruals associated with strategic initiatives, while bonus expense also increased by $0.2 million, reflecting higher expected payouts driven by improved performance relative to plan.
Cost of revenue depreciation decreased by $1.3 million year-over-year, primarily driven by a $1.4 million increase in benefits from CHIPS Act Section 48D advanced manufacturing tax credits. The increase reflects both a higher volume of qualifying assets placed in service, with approximately $43.0 million of 48D-eligible assets placed in service during the first quarter of 2026, compared to $18.0 million in all of 2025, as well as an increase in the credit rate to 35% in 2026 from 25% in prior periods. These benefits were partially offset by other changes in depreciation during the period.
Research and development expense
Research and development expense increased $1.7 million to $5.0 million for the first quarter of 2026. The increase was partially driven by $0.6 million of incremental costs associated with the inclusion of Fab 25 operations following the acquisition. In addition, lower customer activity resulted in approximately $0.7 million of engineering labor and related direct costs being allocated to internal research and development efforts rather than customer programs compared to the prior year.
Selling, general and administrative expense
Selling, general and administrative expense increased to $32.4 million for the first quarter of 2026, from $15.0 million for the first quarter of 2025. The increase of $17.4 million was primarily attributable to a $6.5 million contribution from the Fab 25 acquisition, which includes $1.4 million of services provided by Infineon under the transitional services agreement. Additionally, selling, general and administrative expense was impacted by $6.9 million of consulting-related fees within Legacy SkyWater resulting from a modification of a contract with a consulting firm. Additional Legacy SkyWater selling, general and administrative expense increased by $2.5 million, primarily due to higher legal and consulting costs incurred to support the IonQ transaction, as well as $1.0 million of integration-related expenses associated with the Fab 25 acquisition.
Interest expense
Interest expense increased to $6.2 million for the first quarter of 2026 from $1.8 million for the first quarter of 2025. The increase was the result of higher average borrowings under our revolving credit facility following an increase in the facility’s capacity in connection with the acquisition completed in the prior year.
Net Loss
Net loss increased $5.0 million, or 68% from $7.3 million for the first quarter of 2025 to $12.3 million for the first quarter of 2026. The increase was the result of the net impacts of the changes described above related to the components of our results of operations.
Adjusted EBITDA
Adjusted EBITDA increased $8.9 million, or 222%, to $13.0 million for the first quarter of 2026 from $4.0 million in the first quarter of 2025. The increase was primarily driven by the acquisition of Fab 25, including the impact of revenue recognized under the off-market component of the Supply Agreement, as well as continued expansion within the advanced compute end market. These increases were partially offset by headwinds in the ATS business resulting from U.S. government policy impacts on defense spending and related funding, as well as incremental costs associated with the Fab 25 acquisition. For a discussion of adjusted EBITDA as well as reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “Non-GAAP Financial Measure.”

Segment Performance
Legacy SkyWater Segment

	First Quarter Ended
	March 29, 2026	March 30, 2025	Percentage Change

	(in thousands)
Revenue	$74,368	$61,296	21%
Gross profit	13,021	14,257	(9)%
Net loss	(23,056)	(6,218)	(273)%
Revenue
Legacy SkyWater revenue increased $13.1 million, or 21%, from $61.3 million to $74.4 million when comparing the quarter ended March 30, 2025 with the quarter ended March 29, 2026.
Legacy SkyWater Tools revenue increased $8.7 million, reflecting a higher volume of tool installations year-over-year primarily driven by a Florida facility program as the program nears initiating test vehicles for fan out technologies.
Legacy SkyWater ATS development revenue increased by $2.4 million. The increase was largely attributable to a $19.9 million increase in the advanced compute industry. Additional increases included $5.8 million at the Florida facility, primarily related to increased tool installation and qualification activity, as well as growth in other end markets, including $3.0 million consumer, $0.8 million medical, and $0.4 million industrial. These increases were partially offset by a $27.2 million decline in aerospace and defense revenue, attributable to recent U.S. government policy shifts, changes in defense spending priorities, as two programs went on stop work and are proceeding to termination for convenience in 2026.
Legacy SkyWater Wafer Services revenue increased by $2.0 million, primarily driven by a $3.2 million increase in wafer starts from a key automotive customer, partially offset by a $1.6 million decrease in revenue from several aerospace and defense customers.
Gross profit
Gross profit decreased from $14.3 million for the quarter ended March 30, 2025, as compared to $13.0 million for the quarter ended March 29, 2026, representing a decrease in gross margins from 23% to 18% in the same periods. The decrease was primarily driven by losses from increased tool revenue and incremental tool installation costs absorbed in the first quarter of 2026, compared to tool-related gains recognized in the first quarter of 2025. In the first quarter of 2025, the Company generated $0.2 million of gross profit on tools, representing a 16% gross margin, whereas in the first quarter of 2026 the Company absorbed a core tool loss of $0.7 million, as well as incurred $4.7 million of incremental tool installation costs. Excluding the impact of tool-related losses and incremental installation costs, gross margins for the segment would have been relatively consistent year over year.
Net Loss
Net loss increased by $17.0 million to $23.1 million for the quarter ended March 29, 2026, from $6.2 million for the quarter ended March 30, 2025. The increase was primarily driven by tool margin degradation, $6.9 million of consulting-related fees within Legacy SkyWater resulting from a modification of a contract with a consulting firm, and $3.7 million of transaction and integration costs, (primarily legal, consulting, and other professional services fees).
SkyWater Texas Segment

	First Quarter Ended
	March 29, 2026	March 30, 2025	Percentage Change

	(in thousands)
Revenue	$86,318	$—	NM
Gross profit	19,131	—	NM
Net income	11,904	—	NM
Revenue
Revenue for the quarter ended March 29, 2026 included $86.3 million in Wafer Services revenue. Of this amount, $10.2 million represents non-cash revenue associated with the off-market component of the Supply Agreement.

Gross profit
Gross profit was $19.1 million and gross margin was 22% for the quarter ended March 29, 2026.
Net Income
Net income was $11.9 million for the quarter ended March 29, 2026.

Liquidity and Capital Resources
General
For the three-months ended March 29, 2026, and fiscal year ended December 28, 2025 the Company incurred net (loss) income attributable to SkyWater Technology, Inc. of $(12.3) million and $118.9 million, respectively. As of March 29, 2026 and December 28, 2025, the Company held cash and cash equivalents of $22.2 million and $23.2 million, respectively.
SkyWater’s ability to execute its operating strategy is dependent on its ability to maintain liquidity and continue to access capital through the Revolver (as defined in Note 7 – Debt), and other sources of financing. The current business plans indicate that the Company maintains sufficient liquidity to continue its operations and maintain compliance with financial covenants for the next twelve months from the date the condensed consolidated financial statements are issued. As a result of amendments made on June 30, 2025, the Revolver matures on June 30, 2030 and provides for a maximum revolving facility amount of $350.0 million.
We had $22.2 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $61.8 million at March 29, 2026. We are subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “Indebtedness.”
Open Market Sale Agreement
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the “ATM Program”). Pursuant to the agreement, the Company may, from time to time, offer and sell up to $100.0 million in shares of the Company’s common stock. During the three-month period ended March 29, 2026 and March 30, 2025, the Company did not sell shares under the ATM Program. From the date of the ATM Program through March 29, 2026, the Company has cumulatively sold 2,516,586 shares at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25.1 million before deducting sales commissions and fees of approximately $1,212. The Company used the net proceeds to pay down the Revolver and fund its operations.
As of March 29, 2026, the Company was authorized to sell an additional $74.9 million in shares under the ATM Program. The Merger Agreement with IonQ prohibits the Company from issuing new shares of the Company’s common stock without IonQ’s prior written consent, which precludes the Company from utilizing the ATM Program.
Capital Expenditures
For the first quarter of 2026 and 2025, cash outflows related to capital expenditures totaled $10.1 million and $15.2 million, respectively. The majority of these capital expenditures relate to our foundry expansion in Minnesota, as discussed below, and the development of our advanced packaging capabilities at the Center for NeoVation in Florida. We anticipate our cash on hand and the availability under the Revolver will provide the funds needed to meet our customer demand and anticipated capital expenditures in fiscal year 2026.
We have approximately $3.5 million of contractual commitments relating to various anticipated capital expenditures outstanding at March 29, 2026 that we expect to pay during the remainder of 2026 through cash on hand and operating cash flows. In addition, we had $59.7 million of accounts payable at March 29, 2026 which we expect to pay during the remainder of 2026 through operating cash flows and draws on the Revolver.

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
At March 29, 2026, the outstanding balance of our Revolver was $182.4 million, and our remaining availability under the Revolver was $61.8 million.
The following table sets forth general information derived from our interim condensed consolidated statement of cash flows for the first quarter of 2026 and 2025:

	First Quarter Ended
	March 29, 2026	March 30, 2025

	(in thousands)
Net cash provided by operating activities	$27,900	$55,967
Net cash used in investing activities	$(10,100)	$(15,183)
Net cash used in financing activities	$(18,792)	$(8,394)
Cash and Cash Equivalents
At March 29, 2026 and December 28, 2025, we had $22.2 million and $23.2 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
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
Net cash provided by operating activities was $27.9 million during the first quarter of 2026, a decrease of $28.2 million from $56.0 million of cash provided by operating activities during the first quarter of 2025. The decrease was primarily driven by changes in contract liabilities. During the first quarter of 2025, short-term and long-term contract liabilities increased by $51.3 million, primarily due to a significant customer prepayment received during the period. In contrast, during the first quarter of 2026, short-term and long-term contract liabilities decreased by $13.1 million despite approximately $26 million of customer prepayments received from a significant contract. The decrease in contract liabilities during the first quarter of 2026 was primarily driven by a $15.8 million reduction related to the delivery of 11 tools under the SkyWater Florida program and a $16.0 million reduction at SkyWater Texas resulting from the passage of time and recognition of revenue from the off-market component of the Supply Agreement.
Other decreases to operating cash flow were driven by a $6.8 million decrease in earnings adjusted for non-cash items, as well as a $6.1 million increase in inventory, primarily related to the acquisition of Fab 25 and higher spare parts inventory, partially offset by reductions in legacy inventory. These negative impacts were primarily offset by a $34.6 million increase in accounts payable, primarily related to the acquisition of Fab 25, as well as a $4.0 million increase in accounts receivable due primarily to the addition of Fab 25 accounts receivable and higher balances associated with the Section 48D Advanced Manufacturing Investment Credit.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $10.1 million during the first quarter of 2026, a decrease of $5.1 million from $15.2 million during the first quarter of 2025. The decrease in cash used in investing activities during the first quarter of 2026 reflects decreased capital spending on property and equipment compared to the same period in 2025.

Financing Activities
Net cash used in financing activities was $18.8 million in the first quarter of 2026, compared with $8.4 million in the first quarter of 2025. The higher use of cash in financing activities during the first quarter of 2026 was primarily due to a $10.1 million increase in net draws on our Revolver.

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
In April 2026, we entered into an agreement to sell a semiconductor manufacturing tool to an equipment financing lender for proceeds of approximately $36.0 million. We subsequently entered into an agreement to lease the tool from the lender for monthly payments of $0.8 million over 60 months. The agreement provides for a bargain purchase option at the end of the lease term and will be accounted for as a failed sale leaseback.
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
The Company has incurred $10.1 million of debt issuance costs in connection with the Amended Loan Agreement, which is being amortized as additional interest expense over the term of the Revolver. At March 29, 2026, we had borrowings of $182.4 million and availability of $61.8 million under the Revolver.
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
The Amended Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights and financial conditions, the Amended Loan Agreement requires $10 million in minimum EBITDA (as defined in the Amended Loan Agreement) calculated as of the last day of each calendar month for the preceding twelve calendar months, prohibits unfunded capital expenditures in excess of the amounts set forth in the Amended Loan Agreement calculated as of the last day of each calendar year commencing December 31, 2025, requires a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity is less than (i) $30 million prior to the consummation of a sale and leaseback transaction on certain owned real property in Austin, Texas or (ii) $80 million following the consummation of such sale and leaseback transaction, and requires the Borrowers maintain liquidity of at least $70 million at all times following such sale and leaseback transaction. In addition, the Amended Loan Agreement places certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of March 29, 2026, we were in compliance with applicable covenants of the Amended Loan Agreement and expect to continue to be in compliance with applicable financial covenants over the next twelve months.
Due to a lockbox clause in the Loan Agreement, the outstanding loan balance is required to be serviced with working capital, and the debt is classified as short-term on the interim condensed consolidated balance sheets in accordance with U.S. GAAP.
VIE Financing
On September 30, 2020, Oxbow Realty, the Company’s consolidated VIE, entered into a loan agreement for $39 million (the “VIE Financing”) to finance the acquisition of the building and land of the SkyWater Minnesota facility. The VIE Financing is repayable in equal monthly installments of $0.2 million over 10 years, with the balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by Oxbow Industries, who is also the sole equity holder of Oxbow Realty. The VIE Financing is not subject to financial covenants.
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a triggering event existed and the lender’s protective rights were enforceable during the first half of fiscal year 2025. Pursuant to its protective rights, the lender had retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of March 29, 2026.
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
Tool Financing Loans
We, from time to time, enter into financing arrangements with lenders to finance the purchase of manufacturing tools and other equipment. In the first quarter of fiscal year 2026, we did not enter into any new arrangements to sell manufacturing tools and other equipment to financing lenders. In fiscal year 2025, these arrangements totaled $6.0 million. These agreements include bargain purchase options at the end of the lease terms, which we intend to exercise. These transactions represent failed sale leasebacks with the associated equipment recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as debt on the consolidated balance sheets.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the condensed consolidated financial statements:
•Debt—Refer to Note 7.
•Capital expenditure commitments—Refer to Note 10.
•Capital lease commitments—Refer to Note 13.
•Sale leaseback obligation—Refer to Note 11.

•Income taxes—Refer to Note 8.
•Other commitments and contingencies—Refer to Note 10.
Recent Accounting Developments
For information on new accounting pronouncements, see Note 3 to the condensed consolidated financial statements.
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
However, as of December 28, 2025, we no longer qualify as a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act due to the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 29, 2025 exceeding the applicable threshold for smaller reporting company status. Accordingly, while we remain eligible to take advantage of certain reduced disclosure and reporting requirements applicable to emerging growth companies, we are no longer eligible to rely on the reduced disclosure and reporting requirements available to smaller reporting companies beginning with this Quarterly Report on Form 10-Q.
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
There have been no changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 28, 2025.
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

	First Quarter Ended
	March 29, 2026	March 30, 2025

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(12,308)	$(7,345)
Interest expense	6,159	1,812
Income tax (benefit) expense	(284)	384
Depreciation and amortization, net	12,631	4,358
EBITDA	6,198	(791)
Equity-based compensation (1)	2,610	1,879
Sale process costs (2)	2,724	—
Transaction and integration costs (3)	269	1,810
Net income attributable to non-controlling interests (4)	1,156	1,127
Adjusted EBITDA	$12,957	$4,025
(1)Represents non-cash equity-based compensation expense.
(2)Represents incremental expenses incurred in connection with the Company’s evaluation of IonQ’s offer to acquire the Company, including legal, accounting, and other advisory fees.
(3)Represents transaction and integration costs associated with our June 30, 2025 acquisition of Fab 25, including legal fees, professional services fees, consultant fees, and other costs to effectuate the closing of the transaction and integration of the acquired business.
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
Interest Rate Risk
At March 29, 2026, the outstanding balance of our Revolver was $182.4 million, which bears interest at a variable rate. At March 29, 2026, the rate in effect was 8.00%. Based on the outstanding balance of our Revolver at March 29, 2026, a 100 basis point increase in the interest rate would increase interest expense by $1.8 million annually.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 29, 2026. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 29, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Notwithstanding the material weaknesses in internal control over financial reporting, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s condensed consolidated balance sheets as of March 29, 2026 and December 28, 2025, the related condensed consolidated statements of operations, shareholders’ equity, and cash flows for the three-month periods ended March 29, 2026 and March 30, 2025, present fairly, in all material respects, the Company’s financial position, results of its operations and its cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.
Previously Reported Material Weaknesses
As disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 28, 2025, we identified material weaknesses in our internal control over financial reporting. As of March 29, 2026, we have a material weaknesses in our revenue accounting process and a material weakness in our Fab 25 account reconciliation processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plans
Remediation of the revenue accounting process material weakness will require further validation and testing to demonstrate the sustained operating effectiveness of the new IT general controls implemented in the second half of 2025 to address the privileged access issues inherent in the manufacturing application and related databases. To remediate the revenue accounting process material weakness, the Company plans to sustain the execution of the new IT-general controls implemented in fiscal year 2025 throughout fiscal year 2026 and perform testing throughout fiscal year 2026 to validate the effectiveness of the new controls implemented and to address the other revenue control deficiencies aggregated in this material weakness.
Remediation of the Fab 25 account reconciliation material weakness will require design, implementation, and sustained execution of business process and IT general controls for all accounting processes and related applications at Fab 25. In preparation for this effort, the Company completed the migration of Fab 25 to the Company’s existing ERP system in February 2026 and the Company will be concluding the transition services agreement (“TSA”) in mid-2026, thereby bringing all accounting processes fully under the control of the Company.
The Company will not be able to conclude whether the actions it is taking will remediate these material weaknesses until it has completed its remediation plans and performs testing to validate the effectiveness of these controls throughout fiscal year 2026.
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

Changes in Internal Control Over Financial Reporting
Other than the remediation activity discussed above, there were no changes in our internal control over financial reporting that occurred during the three-month period ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2025. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During the three-month period ended March 29, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2+	Restricted Stock Unit Agreement pursuant to 2021 Equity Incentive Plan

10.3+	SkyWater Technology, Inc. Employee Retention Plan

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SkyWater Technology, Inc.

Date: May 8, 2026	By:	/s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)