Form 10-Q
period 2026-06-28
SkyWater Technology, LLC
filed 2026-08-07
CIK 1819974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-40345
______________________
SkyWater Technology, LLC*
(Exact name of registrant as specified in its charter)
______________________

Delaware	85-2992192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 30, 2026, the number of shares of common stock, $0.01 par value, outstanding was 49,423,188.
*In connection with the completion of the Mergers on July 31, 2026 (as defined herein), the Registrant merged with and into SkyWater Technology, LLC (formerly known as Iris Merger Subsidiary 2 LLC), with SkyWater Technology, LLC surviving the merger.

SkyWater Technology, LLC

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

•risks and uncertainties associated with the Mergers (as defined below) with IonQ (as defined below), including the following:
◦IonQ’s ability to integrate SkyWater’s operations in a successful manner and in the expected time period following consummation of the Mergers;
◦the possibility that any of the anticipated benefits and projected synergies of the transaction will not be realized or will not be realized within the expected time period;
◦risks that the anticipated tax treatment of the transaction is not obtained, or other unforeseen or unknown liabilities;
◦customer or other stakeholder support, or unexpected future capital expenditures;
◦potential litigation relating to the transaction that could be instituted against IonQ and SkyWater or their respective directors, and the possibility that the transaction may have been more expensive to complete than anticipated, including as a result of unexpected factors or events;
◦the effect of the transaction on the parties’ business relationships and business generally, and the risks that the transaction disrupts current plans and operations of IonQ or SkyWater and potential difficulties in SkyWater employee retention as a result of the transaction, as well as the risk of disruption of IonQ’s or SkyWater’s management and business disruption following the transaction;
◦uncertainties as to whether the transaction will achieve its anticipated economic benefits;
◦negative effects of the acquisition on the market price of IonQ’s common stock and/or IonQ’s or SkyWater’s operating results; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 and this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(unaudited in thousands, except per share data)

	June 28, 2026	December 28, 2025

Assets
Current assets
Cash and cash equivalents	$12,582	$23,224
Accounts receivable (net of allowance for credit losses of $16 and $80, respectively)	92,742	100,083
Contract assets (net of allowance for credit losses of $2 and 26, respectively)	30,694	18,020
Inventory	26,232	24,600
Prepaid expenses and other current assets	17,465	27,269
Total current assets	179,715	193,196
Property and equipment, net	498,084	511,720
Intangible assets, net	13,671	9,168
Other assets	30,996	19,823
Total assets	$722,466	$733,907
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$9,783	$5,940
Accounts payable	36,281	34,871
Accrued expenses	64,443	56,612
Short-term financing, net of unamortized debt issuance costs	182,496	184,402
Contract liabilities	24,868	42,195
Income taxes payable	176	—
Total current liabilities	318,047	324,020
Long-term liabilities
Long-term debt, less current portion and net of unamortized debt issuance costs	61,066	32,939
Long-term contract liabilities	124,946	149,470
Deferred income tax liability, net	5,660	6,369
Other long-term liabilities	26,953	25,297
Total long-term liabilities	218,625	214,075
Total liabilities	536,672	538,095
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.01 par value per share (80,000 shares authorized; zero shares issued and outstanding as of June 28, 2026 and December 28, 2025)	—	—
Common stock, $0.01 par value per share (200,000 shares authorized; 48,176 and 48,608 shares issued and outstanding as of June 28, 2026 and December 28, 2025, respectively)	497	489
Additional paid-in capital	210,592	202,386
Accumulated deficit	(33,742)	(15,056)
Total shareholders’ equity, SkyWater Technology, Inc.	177,347	187,819
Noncontrolling interests	8,447	7,993
Total shareholders’ equity	185,794	195,812
Total liabilities and shareholders’ equity	$722,466	$733,907
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(unaudited in thousands, except per share data)

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Revenue	$156,377	$59,063	$317,063	$120,359
Cost of revenue	121,166	48,164	249,700	95,203
Gross profit	35,211	10,899	67,363	25,156
Research and development expense	5,656	3,368	10,652	6,617
Selling, general, and administrative expense	27,644	14,009	60,077	29,038
Operating income (loss)	1,911	(6,478)	(3,366)	(10,499)
Other income (expense):
Interest expense	(7,049)	(1,637)	(13,208)	(3,450)
Total other income (expense)	(7,049)	(1,637)	(13,208)	(3,450)
Loss before income taxes	(5,138)	(8,115)	(16,574)	(13,949)
Income tax expense (benefit)	22	742	(262)	1,126
Net loss	(5,160)	(8,857)	(16,312)	(15,075)
Less: net income attributable to noncontrolling interests	1,218	1,121	2,374	2,248
Net loss attributable to SkyWater Technology, Inc.	$(6,378)	$(9,978)	$(18,686)	$(17,323)
Net loss per share attributable to common shareholders, basic and diluted	$(0.13)	$(0.21)	$(0.38)	$(0.36)
Weighted average shares used in computing net loss per common share, basic and diluted	49,240	48,091	49,010	47,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Three-Month Periods Ended June 28, 2026 and June 29, 2025
(unaudited in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 30, 2025	—	$—	48,034	$484	$192,264	$(141,311)	$51,437	$6,029	$57,466
Issuance of common stock pursuant to equity compensation plans	—	—	123	1	(535)	—	(534)	—	(534)
Equity-based compensation	—	—	—	—	2,341	—	2,341	—	2,341
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(420)	(420)
Net (loss) income	—	—	—	—	—	(9,978)	(9,978)	1,121	(8,857)
Balance at June 29, 2025	—	$—	48,157	$485	$194,070	$(151,289)	$43,266	$6,730	$49,996

Balance at March 29, 2026	—	$—	49,157	$495	$207,091	$(27,364)	$180,222	$7,633	$187,855
Issuance of common stock pursuant to equity compensation plans	—	—	208	2	334	—	336	—	336
Equity-based compensation	—	—	—	—	3,167	—	3,167	—	3,167
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(404)	(404)
Net (loss) income	—	—	—	—	—	(6,378)	(6,378)	1,218	(5,160)
Balance at June 28, 2026	—	$—	49,365	$497	$210,592	$(33,742)	$177,347	$8,447	$185,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Six-Month Periods Ended June 28, 2026 and June 29, 2025
(unaudited in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity, SkyWater Technology, Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2024	—	$—	47,704	$478	$189,132	$(131,996)	$57,614	$5,876	$63,490
Issuance of common stock pursuant to equity compensation plans	—	—	453	7	718	—	725	—	725
Equity-based compensation	—	—	—	—	4,220	—	4,220	—	4,220
Contribution from noncontrolling interest	—	—	—	—	—	—	—	626	626
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,020)	(2,020)
Net (loss) income	—	—	—	—	—	(17,323)	(17,323)	2,248	(15,075)
Balance at June 29, 2025	—	$—	48,157	$485	$194,070	$(151,289)	$43,266	$6,730	$49,996

Balance at December 28, 2025	—	$—	48,608	$489	$202,386	$(15,056)	$187,819	$7,993	$195,812
Issuance of common stock pursuant to equity compensation plans	—	—	757	8	2,525	—	2,533	—	2,533
Equity-based compensation	—	—	—	—	5,681	—	5,681	—	5,681
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,920)	(1,920)
Net (loss) income	—	—	—	—	—	(18,686)	(18,686)	2,374	(16,312)
Balance at June 28, 2026	—	$—	49,365	$497	$210,592	$(33,742)	$177,347	$8,447	$185,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited in thousands)

	Six-Month Period Ended
	June 28, 2026	June 29, 2025

	(in thousands)
Cash flows from operating activities
Net loss	$(16,312)	$(15,075)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	29,578	9,044
Revenue from off-market component of supply agreement recorded in purchase accounting	(17,685)	—
Accretion of investment tax credits	(2,263)	(385)
Amortization of debt issuance costs included in interest expense	1,403	484
Equity-based compensation expense	5,681	4,220
Deferred income taxes	(732)	(28)
Allowance for credit losses	(226)	289
Changes in operating assets and liabilities
Accounts receivable and contract assets	(5,108)	23,648
Inventory	(1,632)	1,151
Prepaid expenses, other current assets, and other assets	(1,368)	(18,665)
Accounts payable and accrued expenses	46,214	4,548
Contract liabilities, current and long-term	(24,167)	45,069
Income tax receivable and payable	176	—
Net cash provided by operating activities	13,559	54,300

Cash flows from investing activities
Purchase of software and licenses	(5,300)	(1,366)
Purchases of property and equipment	(18,510)	(17,407)
Net cash used in investing activities	(23,810)	(18,773)

Cash flows from financing activities
Proceeds from draws on the revolving line of credit	285,000	189,466
Repayment of draws on the revolving line of credit	(296,365)	(195,544)
Proceeds from tool financings	16,437	4,599
Principal payments on long-term debt	(4,866)	(2,479)
Cash paid for principal on finance leases	(1,210)	(371)
Proceeds from the issuance of common stock pursuant to equity compensation plans	2,533	725
Contributions from noncontrolling interest	—	626
Distributions to noncontrolling interest	(1,920)	(2,020)
Net cash used in financing activities	(391)	(4,998)

Net change in cash and cash equivalents	(10,642)	30,529
Cash and cash equivalents, beginning of period	23,224	18,844
Cash and cash equivalents, end of period	$12,582	$49,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited in thousands)

	Six-Month Period Ended
	June 28, 2026	June 29, 2025

	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$9,069	$2,428
Income taxes	—	30
Noncash investing and financing activity
Capital expenditures incurred, not yet paid	$4,774	$2,812
Investment tax credit not received	14,985	445
Intangible assets acquired, not yet paid	79	216
Sale leaseback transaction accounts payable settlement	20,247	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 1 Nature of Business
SkyWater Technology, Inc., together with its consolidated subsidiaries (collectively, “SkyWater,” the “Company,” “we”, “us”, or “our”), is a U.S.-based, independent, semiconductor foundry providing foundational-node manufacturing, advanced technology development, and advanced packaging services through an integrated, multi-site operating model. We operate exclusively within the United States, with fabrication and packaging facilities in Minnesota, Texas, and Florida.
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
IonQ Merger Agreement
On January 25, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IonQ, Inc. (“Parent” or “IonQ”), Iris Merger Subsidiary 1 Inc., a wholly owned subsidiary of IonQ (“Merger Sub 1”), and Iris Merger Subsidiary 2 LLC, a wholly owned subsidiary of Parent (“Merger Sub 2”). Pursuant to the Merger Agreement, (i) Merger Sub 1 will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “First Merger”) and (ii) immediately following the effective time of the First Merger (the “Effective Time”), the Company, as the surviving entity of the First Merger, will merge with and into Merger Sub 2, which will survive the merger as a wholly owned subsidiary of Parent (together with the First Merger, the “Mergers”).
On July 31, 2026, pursuant to the Merger Agreement, (i) Merger Sub 1 merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “First Merger”), and (ii) immediately following the effective time of the First Merger (the “Effective Time”), the Company, as the surviving entity of the First Merger, merged with and into Merger Sub 2 (the “Surviving Company”), which survived the merger as a wholly-owned subsidiary of Parent under the name SkyWater Technology, LLC (together with the First Merger, the “Mergers”).
In connection with the Mergers, at the Effective Time, each share of common stock, par value $0.01 per share, of the Company (each a “Company Share” and collectively, the “Company Shares”) issued and outstanding immediately prior to the Effective Time (other than Company Shares (x) owned by the Company, Parent, Merger Sub 1, Merger Sub 2, or their respective direct or indirect wholly-owned subsidiaries or (y) for which the holder was entitled to demand and properly demanded appraisal of such Company Shares pursuant to, and in compliance in all respects with, Section 262 of the Delaware General Corporation Law) automatically converted into the right to receive (i) $15.00 in cash plus (ii) 0.4883 shares of Parent common stock, par value $0.0001 per share, plus cash in lieu of any fractional shares to which such Company Share was otherwise entitled.
The foregoing description of the Mergers and the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which was filed by the Company as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 26, 2026 and is incorporated herein by reference.
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

Note 2 Basis of Presentation and Principles of Consolidation

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
The unaudited interim condensed consolidated financial statements as of June 28, 2026, and for the three- and six-month periods ended June 28, 2026 and June 29, 2025, are presented in thousands of U.S. dollars (except share and per share information), are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with SkyWater’s annual consolidated financial statements and the related notes thereto as of December 28, 2025 and for the fiscal year then ended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 28, 2026 and its consolidated results of operations, shareholders’ equity, and cash flows for the three- and six-month periods ended June 28, 2026 and June 29, 2025.
The consolidated results of operations for the three- and six-month periods ended June 28, 2026 are not necessarily indicative of the results of operations to be expected for the fiscal year ending January 3, 2027, or for any other interim period, or for any other future fiscal year.
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
For the three- and six-month periods ended June 28, 2026, the Company incurred net losses attributable to SkyWater Technology, Inc. of $6,378 and $18,686, respectively. For the three- and six-month periods ended June 29, 2025, the Company incurred net losses attributable to SkyWater Technology, Inc. of $9,978 and $17,323, respectively. As of June 28, 2026 and December 28, 2025, the Company had cash and cash equivalents of $12,582 and $23,224, respectively.

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
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares outstanding during the reporting periods, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to SkyWater Technology, Inc. by the weighted-average number of shares and potentially dilutive securities outstanding during the reporting periods determined using the treasury-stock method. Because the Company reported a net loss attributable to SkyWater Technology, Inc. for the three- and six-month periods ended June 28, 2026 and June 29, 2025, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share because the potentially dilutive shares would have been anti-dilutive if included in the calculation. For the three- and six- month periods ended June 28, 2026, there were restricted stock units and stock options totaling 2,090,546 and 2,105,615, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive. For the three- and six-month periods ended June 29, 2025, there were restricted stock units and stock options totaling 1,843,813 and 1,410,985, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per common share for the three- and six-month periods ended June 28, 2026 and June 29, 2025:

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator: net loss attributable to SkyWater Technology, Inc.	$(6,378)	$(9,978)	$(18,686)	$(17,323)
Denominator: weighted-average common shares outstanding, basic and diluted	49,240	48,091	49,010	47,943
Net loss per common share, basic and diluted	$(0.13)	$(0.21)	$(0.38)	$(0.36)
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
Significant Accounting Policies
The annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 include discussion of the significant accounting policies and estimates used in the preparation of the interim condensed consolidated financial statements. The Company did not make any significant changes to its accounting policies and estimates during the three- and six-month period ended June 28, 2026.
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
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values, which were determined using generally accepted valuation techniques based on reasonable estimates and assumptions made by the Company’s management at the time of acquisition. In the second quarter of 2026 the Company finalized its purchase accounting and the purchase price has been allocated to the assets acquired and liabilities

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
assumed based on their estimated fair values. No measurement period adjustments were made during the three- and six-month period ended June 28, 2026.
The Company incurred $278 and $547 of non-recurring transaction costs for the three- and six-months ended June 28, 2026, respectively, and incurred $2,171 and $3,981 of non-recurring transactions costs for the three- and six-months ended June 29, 2025, respectively. These costs are included as selling, general, and administrative costs in the interim condensed consolidated statements of operations for each period.
Pro Forma Results
The following unaudited pro forma summary presents consolidated financial information as if the Transaction occurred on January 1, 2024:

	Three-Month Period Ended	Six-Month Period Ended
	June 29, 2025	June 29, 2025

	(in thousands)
Revenue	$154,431	$306,475
Net income	$5,062	$8,846
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

	Three-Month Period Ended June 28, 2026
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$22,685	$—	$22,685
Fixed price contracts	1,276	39,252	—	40,528
Total ATS development	1,276	61,937	—	63,213
Wafer Services	—	90,973	395	91,368
Combined ATS development and Wafer Services	1,276	152,910	395	154,581
Tools	1,796	—	—	1,796
Total	$3,072	$152,910	$395	$156,377

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Three-Month Period Ended June 29, 2025
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$36,566	$—	$36,566
Fixed price contracts	3,737	11,524	—	15,261
Other	—	—	778	778
Total ATS development	3,737	48,090	778	52,605
Wafer Services	296	5,115	—	5,411
Combined ATS development and Wafer Services	4,033	53,205	778	58,016
Tools	1,047	—	—	1,047
Total	$5,080	$53,205	$778	$59,063

	Six-Month Period Ended June 28, 2026
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$—	$50,610	$—	$50,610
Fixed price contracts	6,221	61,318	—	67,539
Total ATS development	6,221	111,928	—	118,149
Wafer Services	—	186,452	764	187,216
Combined ATS development and Wafer Services	6,221	298,380	764	305,365
Tools	11,698	—	—	11,698
Total	$17,919	$298,380	$764	$317,063

	Six-Month Period Ended June 29, 2025
	Topic 606 Revenue
	Point-in-Time	Over Time	Lease Revenue Per Topic 842	Total Revenue

ATS development
Time-and-materials and cost-plus-fixed-fee contracts	$1,204	$72,441	$—	$73,645
Fixed price contracts	8,569	20,981	—	29,550
Other	—	—	1,945	1,945
Total ATS development	9,773	93,422	1,945	105,140
Wafer Services	380	12,558	—	12,938
Combined ATS development and Wafer Services	10,153	105,980	1,945	118,078
Tools	2,281	—	—	2,281
Total	$12,434	$105,980	$1,945	$120,359
Contract Assets

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Contract assets represent SkyWater’s rights to payments for services it has transferred to its customers, but has not yet billed to its customers. Contract assets were $30,694 and $18,020 at June 28, 2026 and December 28, 2025, respectively, and are presented net of allowances for expected credit losses of $2 and $26, respectively.
Contract Liabilities
The Company’s contract liabilities principally consist of deferred revenue which represents payments from customers for which performance obligations have not yet been satisfied and deferred lease revenue which represents prepayments on a leasing arrangement in which the Company serves as lessor. In some instances, cash may be received, or payment may be contractually due by a customer before the related revenue is recognized. The contract liabilities and other significant components of contract liabilities at June 28, 2026 and December 28, 2025 are as follows:

	June 28, 2026				December 28, 2025

	Contract Deferred Revenue (1)	Lease Deferred Revenue	Supply Agreement (2)	Total Deferred Revenue	Contract Deferred Revenue (1)	Lease Deferred Revenue	Supply Agreement (2)	Total Deferred Revenue

Current contract liabilities	$24,868	$—	$—	$24,868	$40,301	$100	$1,794	$42,195
Long-term contract liabilities	79,195	—	45,751	124,946	81,665	—	67,805	149,470
Total contract liabilities	$104,063	$—	$45,751	$149,814	$121,966	$100	$69,599	$191,665
(1)Contract deferred revenue includes $31,515 and $37,077 at June 28, 2026 and December 28, 2025, respectively, related to material rights provided to a significant customer in exchange for funding additional manufacturing capacity. Of these amounts, $11,123 and $11,123 were classified as current in the interim condensed consolidated balance sheets as of June 28, 2026 and December 28, 2025, respectively.
(2)In connection with the Transaction, the Company entered into a multi-year supply agreement with certain of Infineon’s subsidiaries under a take-or-pay arrangement for the first four-year period following the closing of the Transaction (the “Supply Agreement”). The Supply Agreement included an off-market component estimated at a fair value of $120,000 which was included in the purchase price for the Transaction. This amount is presented net of Supply Agreement specific contract assets which total $38,656 as of June 28, 2026.
The change in contract liabilities during the three- and six-month periods ended June 28, 2026 and June 29, 2025 are as follows:

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Balance at beginning of period	$178,556	$158,479	$191,665	$107,067
Increase due to payments received, excluding amounts recognized as revenue	13,241	3,239	40,298	64,146
Revenue recognized included in the contract liabilities balance at the beginning of the period	(34,520)	(9,581)	(64,464)	(19,076)
Revenue recognized from Fab 25 Supply Agreement (1)	(7,463)	—	(17,685)	—
Balance at end of period	$149,814	$152,137	$149,814	$152,137
(1) The Company recorded a $120,000 contract liability in purchase accounting for the acquisition of Fab 25 to recognize the fair value of the off-market component of the Supply Agreement. Related revenue for this contract liability is recognized as the Company fulfills its wafer production obligations over the four-year term of the Supply Agreement. For the three-month period ended June 28, 2026, the Company recognized $7,463 of revenue associated with this contract liability reducing its total balance to $84,406 at June 28, 2026.
Remaining Performance Obligations
Excluding the contract liability related to the off-market component of the Supply Agreement recognized in purchase accounting (see Note 4 - Acquisition), the Company had $179,447 of remaining performance obligations at June 28, 2026 that had not been fully satisfied on contracts with original expected durations of one year or more, which were primarily related to ATS development and tools contracts. The Company expects to recognize the revenue associated with these performance obligations as it satisfies the performance obligations within the next 10 years.

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

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 6 Balance Sheet Information
Certain significant amounts included in the Company’s interim condensed consolidated balance sheets are summarized in the following tables:

	Three-Month Period Ended		Six-Month Period Ended
Allowance for credit losses - Accounts Receivable	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Balance at beginning of period	$80	$597	$80	$398
Provision for credit losses	—	(9)	—	346
Accounts written off	(64)	(491)	(64)	(619)
Less recoveries of accounts charged off	—	28	—	—
Balance at end of period	$16	$125	$16	$125

Inventory	June 28, 2026	December 28, 2025

Raw materials	$1,481	$2,064
Work-in-process	83	—
Supplies and spare parts	24,668	22,536
Total inventory, current	26,232	24,600
Inventory, non-current (1)	10,300	9,370
Total inventory	$36,532	$33,970
(1)Inventory, non-current consists of spare parts that will not be used within twelve months. Inventory non-current is included in Other assets on the consolidated balance sheet.

Prepaid expenses and other current assets	June 28, 2026	December 28, 2025

Prepaid expenses	$6,186	$5,307
Tools purchased for customers (1)	7,452	20,503
Deferred contract costs	2,203	1,459
Investment tax credit receivable - current	1,624	—
Total prepaid assets and other current assets	$17,465	$27,269
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

Property and equipment, net	June 28, 2026	December 28, 2025

Land	$36,596	$36,596
Buildings and improvements	163,789	164,752
Machinery and equipment (2)	479,824	456,090
Property and equipment placed in service, at cost (1)	680,209	657,438
Less: accumulated depreciation (1)	(204,833)	(181,737)
Property and equipment placed in service, net (1)	475,376	475,701
Property and equipment not yet in service	22,708	36,019
Total property and equipment, net	$498,084	$511,720
(1)Includes $28,683 and $29,651 of cost and $3,895 and $3,974 of accumulated depreciation associated with capital assets subject to financing leases at June 28, 2026 and December 28, 2025, respectively.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
(2)The cost basis of machinery and equipment reflects the amount of investment tax credits the Company has received, or expects to receive, on new investments in related equipment.
For the three-month periods ended June 28, 2026 and June 29, 2025, depreciation expense was $14,182 and $3,973, respectively, and $26,466 and $8,002 for the six-month periods ended June 28, 2026 and June 29, 2025, respectively, substantially all of which was classified as cost of revenue.

Intangible Assets, net	June 28, 2026	December 28, 2025

Software and licensed technology	$20,163	$18,758
Less: accumulated amortization	(10,119)	(13,460)
Intangible assets placed in service, net	10,044	5,298
Intangible assets not yet in service	3,627	3,870
Total intangible assets, net	$13,671	$9,168
Intangible assets consist primarily of payments made under software and technology licensing arrangements with third parties, in addition to internally developed software costs. For the three-month periods ended June 28, 2026 and June 29, 2025, amortization of software and licenses was $402 and $328, respectively, and $749 and $657 for the six-month periods ended June 28, 2026 and June 29, 2025, respectively.
Remaining estimated aggregate annual amortization expense for intangible assets placed in service is as follows for future fiscal years:

Fiscal year	Amortization Expense

Remainder of 2026	$1,112
2027	1,805
2028	1,813
2029	1,595
2030	1,562
Thereafter	2,157
Total	$10,044

Other Assets	June 28, 2026	December 28, 2025

Inventory, non-current (1)	$10,300	$9,370
Operating lease right-of-use assets	262	—
Investment tax credit receivable - non-current	19,349	10,230
Other assets	1,085	223
Total other assets	$30,996	$19,823
(1)Inventory, non-current consists of spare parts that will not be used within twelve months.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

Accrued Expenses	June 28, 2026	December 28, 2025

Accrued compensation	$25,675	$11,248
Accrued commissions	320	390
Accrued royalties	477	1,815
Current portion of operating lease liabilities	37	—
Current portion of finance lease liabilities	2,280	2,203
Accrued inventory (2)	7,422	2,233
Accrued warranty	536	1,131
Accrued vendor purchase commitments (1)	10,318	14,094
Accrued accounts payable	11,953	15,041
Accrued utilities	1,296	1,208
Other accrued expenses	4,129	7,249
Total accrued expenses	$64,443	$56,612
(1)The Company accrues outstanding obligations on vendor purchase orders for goods or services provided to the Company for which invoices have not yet been received.
(2)The Company accrues outstanding obligations on uninvoiced receipts of inventory and inventory in transit.

	Three-Month Period Ended		Six-Month Period Ended
Accrued provisions for warranties	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Beginning accrued warranty balance	$998	$2,687	$1,131	$3,752
Warranty expense	462	582	594	821
Warranty credits	(924)	(1,130)	(1,189)	(2,434)
Ending accrued warranty balance	$536	$2,139	$536	$2,139

Other long-term liabilities	June 28, 2026	December 28, 2025

Finance lease obligations	$25,916	$24,859
Other	968	369
Liability for uncertain tax positions	69	69
Total other long-term liabilities	$26,953	$25,297

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 7 Debt
The components of debt outstanding at June 28, 2026 and December 28, 2025 are as follows:

Short-term financing	June 28, 2026	December 28, 2025

Revolver	$192,326	$195,460
Unamortized debt issuance costs	(9,830)	(11,058)
Total short-term financing, net of unamortized debt issuance costs	$182,496	$184,402
Long-term debt
VIE financing	$32,949	$33,534
Tool financing loans	39,520	7,142
Unamortized debt issuance costs	(1,620)	(1,797)
Total long-term debt, including current maturities	70,849	38,879
Less: current portion of long-term debt	(9,783)	(5,940)
Total long-term debt, excluding current portion	$61,066	$32,939
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
The outstanding balance of the Revolver was $192,326 as of June 28, 2026 at an interest rate of 8.0%. The remaining availability under the Revolver was $50,049 as of June 28, 2026. As of June 28, 2026, the Company was in compliance with applicable financial covenants of the Revolver.
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
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The occurrence of a triggering event does not represent a default event as per the loan agreement, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. As defined in the loan agreement, a triggering event occurred beginning in the three-month period ended January 1, 2023 based on the level of earnings before interest, taxes, depreciation, amortization and rent, as defined in the loan agreement, reported by SkyWater historically. Pursuant to its protective rights, the lender retained in a restricted account amounts paid by SkyWater to Oxbow Realty that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 30, 2024 and the funds held in the restricted

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of June 28, 2026.
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
Maturities
Future principal payments of the Company’s long-term debt, excluding unamortized debt issuance costs, are as follows:

Fiscal year	Future Principal Payments

Remainder of 2026	$5,316
2027	9,170
2028	9,056
2029	9,189
2030	37,379
Thereafter	2,359
Total	$72,469
SkyWater Tool Financing Loan
In April 2026, the Company entered into an agreement to sell a semiconductor manufacturing tool to an equipment financing lender for total proceeds of $36,684 (“Tool Financing Loan”). Total proceeds were comprised of $16,437 of direct cash receipts and $20,247 in the form of outstanding invoice payments. We subsequently entered into an agreement to lease the tool from the lender for monthly payments of $800 over 60 months at an interest rate of 11.9%. The agreement provides for a bargain purchase option at the end of the lease term which the Company intends to exercise, and the Company is accounting for the transaction as a failed sale leaseback.
Note 8 Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended June 28, 2026 and June 29, 2025 differ from its 21% U.S. statutory corporate tax rate due to the impact of state income taxes, permanent tax differences, the tax impact of the vesting of restricted stock units, and changes in the Company’s deferred tax asset valuation allowance. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective income tax rates for the three-month periods ended June 28, 2026 and June 29, 2025 were (0.35)% and (8.04)%, respectively, and 1.4% and (7.00)% for the six-month periods ended June 28, 2026 and June 29, 2025, respectively.
Note 9 Equity-Based Compensation
Equity-based compensation expense was recorded in the interim condensed consolidated statements of operations as follows:

	Three - Month Period Ended		Six-Month Period Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Cost of revenue	$884	$626	$1,827	$1,193
Research and development expense	190	113	343	196
Selling, general and administrative expense	1,997	1,543	3,511	2,831
Total equity-based compensation expense	$3,071	$2,282	$5,681	$4,220

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 10 Commitments and Contingencies
Litigation and Other Asserted Claims
From time to time, the Company is involved in legal proceedings and subject to other asserted claims arising in the ordinary course of its business. Although the results of litigation and asserted claims cannot be predicted with certainty, the Company currently believes that the resolution of these ordinary-course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Even if any particular litigation is resolved in a manner that is favorable to the Company’s interests, such litigation can have a negative impact on the Company because of defense and settlement costs, diversion of management resources from its business, and other factors. There were no material litigation-related or other asserted claim contingencies recognized at either June 28, 2026 or December 28, 2025.
Capital Expenditures
The Company has various contracts outstanding with third parties which primarily relate to semiconductor tool purchases and installation. The Company has $2,903 and $2,880 of contractual commitments outstanding as of June 28, 2026 and December 28, 2025, respectively, that it expects to be paid in the next twelve months using cash on hand and operating cash flows.
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
As part of entering into the TED Agreement, the Company agreed to operate the advanced wastewater treatment facility (“AWT Facility”), a separate building located on the same leased premise as the CfN and subject to the CfN Lease. The AWT Facility was financed in substantial part by funds provided by the Tohopekaliga Water Authority (“TWA”) to house the acid waste neutralization, pH adjustment, and reverse osmosis water treatment systems. In connection with entering into the CfN Lease, the Company agreed that development of the CfN requires the payment of water, wastewater, and reuse water capacity charges imposed by TWA monthly over the remaining period of 5 years. The Company also agreed that TWA shall be entitled to recover the capital contribution of TWA for construction of the AWT Facility through a capital reimbursement surcharge monthly over the remaining period of 5 years. As of June 28, 2026, the Company expects future payments on these commitments of approximately $3,500 which the Company expects will be paid in full by the first quarter of 2028.
Build Back Better Grant
In the third quarter of 2023, the U.S. Department of Commerce Economic Development Administration granted funds to Osceola and BRIDG for continued development of Central Florida’s Semiconductor Cluster for Broad-Based Prosperity through the Build Back Better Regional Challenge, a portion of which is committed to the expansion of the CfN and purchase, installation, and qualification of equipment in the CfN. In February 2023, SkyWater committed to a 20% matching share contribution of the project costs to Osceola totaling approximately $9,100. SkyWater’s commitment to fund this matching contribution is limited to $1,000 in any single calendar quarter. Of this total commitment, and as of June 28, 2026, the Company has paid a total of $1,500 and has an unpaid obligation accrued of $3,448 based upon development activity that has occurred through quarter-end, which is expected to be paid in the third quarter of 2026.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 11 Related Party Transactions
In August 2023, SkyWater entered into a consulting agreement with Oxbow Industries pursuant to which an employee of Oxbow Industries provided certain consulting services to the Company, including services where the Oxbow employee negotiated and brokered the acquisition of Fab 25. In October 2025, this related party consulting agreement was terminated. Expenses associated with this agreement totaled $212 and $416 for the three- and six-month periods ended June 29, 2025, respectively.
Sale-Leaseback Transaction
On September 29, 2020, SkyWater entered into an agreement to sell the land and building of its Bloomington, Minnesota facility to Oxbow Realty. In the fourth quarter of 2020, SkyWater entered into an agreement to lease the land and building from Oxbow Realty for initial payments of $394 per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease and are currently $435 per month. The Company is also required to make certain customary payments constituting “additional rent,” which relate to monthly leasing and replacement reserves, insurance, and tax payments in accordance with the terms of the lease agreement. Future minimum lease commitments to Oxbow Realty as of June 28, 2026 were as follows (such amounts are eliminated from the consolidated financial statements due to the consolidation of Oxbow Realty, see Note 12 – Variable Interest Entity).

Fiscal year	Future Minimum Lease Commitments

Remainder of 2026	$2,643
2027	5,357
2028	5,464
2029	5,573
2030	5,685
Thereafter	61,150
Total lease payments	85,872
Less: imputed interest	(57,812)
Total	$28,060

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
The following table shows the carrying amounts of assets and liabilities of Oxbow Realty that are consolidated by the Company as of June 28, 2026 and December 28, 2025. The assets and liabilities are presented prior to the elimination of intercompany balances.

	June 28, 2026	December 28, 2025

Cash and cash equivalents	$256	$742
Accounts receivable	1,610	1,503
Finance receivable	41,882	41,556
Other assets	139	77
Total assets	$43,887	$43,878

Accounts payable	$1,610	$1,503
Accrued expenses	—	7
Contract liabilities	770	872
Debt	32,922	33,504
Total liabilities	$35,302	$35,886
The following table shows the revenue and expenses of Oxbow Realty for the three- and six-month periods ended June 28, 2026 and June 29, 2025. These results of Oxbow Realty are presented prior to the elimination of intercompany transactions.

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Revenue	$1,451	$1,438	$2,898	$2,872
General and administrative expenses	7	13	10	16
Interest expense	226	304	514	608
Total expenses	233	317	524	624
Net income	$1,218	$1,121	$2,374	$2,248
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
Note 14 Reportable Segment and Geographic Information
Prior to the completion of the Fab 25 acquisition, the Company operated as a single reportable segment which reflected how the Company managed its business and the nature of its services. Following the Fab 25 acquisition, the Company re-evaluated its reportable segments and now operates as two distinct reportable segments, Legacy SkyWater and SkyWater Texas. This determination aligns with how our Chief Executive Officer, who was our chief operating decision maker (“CODM”) has assessed segment operating performance and allocated resources since the acquisition of Fab 25. Prior to the acquisition, the CODM utilized net earnings as the primary measure of segment profit or loss. Subsequent to the completion of the Fab 25 acquisition, net earnings has been the primary measure of segment profit or loss utilized by the CODM in regard to evaluating segment performance and allocation of resources. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not regularly reviewed by the CODM.
•Legacy SkyWater: A technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility in Bloomington, Minnesota and advanced packaging services from its Kissimmee Florida facility. Legacy SkyWater provides ATS and Wafer Services product offerings.
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
The following table represents the results of the Company’s reportable segments:

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Three-Month Period Ended
	June 28, 2026			June 29, 2025

	Legacy SkyWater	SkyWater Texas	Total	Legacy SkyWater	SkyWater Texas	Total

Revenue	$68,966	$87,411	$156,377	$59,063	$—	$59,063
Cost of revenue
Labor	25,296	26,411	51,707	20,892	—	20,892
Direct expenses	19,303	33,937	53,240	22,362	—	22,362
Cost of tool revenue	1,922	—	1,922	881	—	881
Depreciation and amortization	4,804	9,493	14,297	4,029	—	4,029
Total cost of revenue	51,325	69,841	121,166	48,164	—	48,164
Gross profit	17,641	17,570	35,211	10,899	—	10,899
Research and development expense	5,102	554	5,656	3,368	—	3,368
Selling, general, administrative expense
Labor	12,903	2,994	15,897	6,510	—	6,510
Direct expenses	9,032	2,419	11,451	7,353	—	7,353
Depreciation and amortization	241	55	296	146	—	146
Total selling, general, and administrative expense	$22,176	$5,468	$27,644	$14,009	$—	$14,009
Operating (loss) income	(9,637)	11,548	1,911	(6,478)	—	(6,478)
Other expense:
Interest expense	(6,671)	(378)	(7,049)	(1,637)	—	(1,637)
Total other expense	$(6,671)	$(378)	$(7,049)	$(1,637)	$—	$(1,637)
(Loss) income before income taxes	(16,308)	11,170	(5,138)	(8,115)	—	(8,115)
Income tax (benefit) expense	22	—	22	742	—	742
Net (loss) income	$(16,330)	$11,170	$(5,160)	$(8,857)	$—	$(8,857)

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)

	Six-Month Period Ended
	June 28, 2026			June 29, 2025

	Legacy SkyWater	SkyWater Texas	Total	Legacy SkyWater	SkyWater Texas	Total

Revenue	$143,334	$173,729	$317,063	$120,359	$—	$120,359
Cost of revenue
Labor	48,645	53,503	102,148	42,160	—	42,160
Direct expenses	43,813	64,785	108,598	43,009	—	43,009
Cost of tool revenue	12,540	—	12,540	1,911	—	1,911
Depreciation and amortization	7,672	18,742	26,414	8,123	—	8,123
Total cost of revenue	112,670	137,030	249,700	95,203	—	95,203
Gross profit	30,664	36,699	67,363	25,156	—	25,156
Research and development expense	9,476	1,176	10,652	6,617	—	6,617
Selling, general, administrative expense
Labor	21,832	5,443	27,275	13,623	—	13,623
Direct expenses	25,792	6,297	32,089	15,130	—	15,130
Depreciation and amortization	518	195	713	286	—	286
Total selling, general, and administrative expense	$48,142	$11,935	$60,077	$29,038	$—	$29,038
Operating (loss) income	(26,954)	23,588	(3,366)	(10,499)	—	(10,499)
Other expense:
Interest expense	(12,700)	(508)	(13,208)	(3,450)	—	(3,450)
Total other expense	$(12,700)	$(508)	$(13,208)	$(3,450)	$—	$(3,450)
(Loss) income before income taxes	(39,654)	23,080	(16,574)	(13,949)	—	(13,949)
Income tax (benefit) expense	(262)	—	(262)	1,126	—	1,126
Net (loss) income	$(39,392)	$23,080	$(16,312)	$(15,075)	$—	$(15,075)
The following table discloses revenue for the for the three- and six-month periods ended June 28, 2026 and June 29, 2025 by country as determined based on customer address:

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

United States	$146,689	$53,780	$298,083	$111,026
Canada	5,301	3,030	9,735	560
Hong Kong	997	293	1,869	5,342
United Kingdom	—	560	—	767
Israel	2,161	—	3,431	—
All others	1,229	1,400	3,945	2,663
Total	$156,377	$59,063	$317,063	$120,359
Two customers each accounted for 10% or more of revenue, and in aggregate accounted for 72% and 68% of revenue for the three- and six-month periods ended June 28, 2026, respectively. One customer accounted for 10% or more of revenue, and accounted for 43% and 41% of revenue for the three- and six-month periods ended June 29, 2025, respectively. One customer accounted for 65% of accounts receivable as of June 28, 2026 and there were no other customers that exceeded 10% of total accounts receivable. The loss of a major customer could adversely affect the Company’s operating results and financial condition.

SKYWATER TECHNOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited in thousands, except share and per share data)
Note 15 Subsequent Events
On July 31, 2026, the Mergers were consummated in accordance with the terms of the Merger Agreement, as described in Note 1 – Nature of Business. Upon completion of the Mergers, effective July 31, 2026:
•the Company repaid all amounts required to be paid to discharge the Company’s existing revolving credit facility under the Amended Loan Agreement and terminated the Amended Loan Agreement;
•the Company notified the Nasdaq Stock Market LLC (“Nasdaq”) of the consummation of the Mergers and requested that Nasdaq (i) suspend trading of the Company’s common stock and (ii) file a notification of removal from listing and registration on Form 25 with the Securities and Exchange Commission (the “SEC”) to effect the delisting of the Company’s common stock from Nasdaq and the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. Following effectiveness of the Form 25, the Company intends to file with the SEC a certification and notice of termination of registration on Form 15 with respect to the common stock. Trading of the Company’s common stock on Nasdaq was halted prior to the opening of trading on July 31, 2026; and
•the Company’s Certificate of Incorporation and Bylaws, as in effect immediately prior to the Effective Time, were amended and restated in their entirety. Thereafter, at the Second Effective Time (as defined in the Merger Agreement), the certificate of formation and the limited liability company agreement of Merger Sub 2 became the certificate of formation (the “Certificate of Formation”) and the limited liability company agreement (the “Limited Liability Company Agreement”) of the Surviving Company.
The foregoing description of the Mergers, Merger Agreement, Certificate of Formation and Limited Liability Company Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of (i) the Merger Agreement, a copy of which was filed by the Company as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 26, 2026 and is incorporated herein by reference, and (ii) the Certificate of Formation and Limited Liability Company Agreement, copies of which were filed by the Company as Exhibits 3.3 and 3.4, respectively, to the Company’s Current Report on Form 8-K filed on July 31, 2026 and are incorporated herein by reference.

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
SkyWater refers to the three-month periods ended June 28, 2026 and June 29, 2025 as the second quarter of 2026 and second quarter of 2025, respectively. Each of these three-month periods includes 13 weeks. The six-month periods ended June 28, 2026 and June 29, 2025 are referred to as the first six months of 2026 and the first six months of 2025, respectively. Each of these six-month periods includes 26 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding period.
For purposes of this section, the terms “we,” “us,” “our,” and “SkyWater” refer to SkyWater Technology, Inc. and its subsidiaries collectively.
Overview
SkyWater Technology, Inc., together with its consolidated subsidiaries, is a U.S.-based, independent semiconductor foundry providing foundational-node manufacturing, advanced technology development, and advanced packaging services through an integrated, multi-site operating model. We operate exclusively within the United States, with fabrication and packaging facilities in Minnesota, Texas, and Florida.
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
Our operations are comprised of two reportable segments:
Legacy SkyWater: A Technology foundry that offers advanced semiconductor development and manufacturing services from its fabrication facility in Bloomington, Minnesota and advanced packaging services from its Kissimmee, Florida facility. Legacy SkyWater provides ATS and Wafer Services product offerings.
SkyWater Texas: A high-volume manufacturer that offers manufacturing services from its fabrication facility in Austin, Texas. SkyWater Texas provides Wafer Services product offerings focused on 200 mm semiconductor fabrication, copper processing, high-voltage technology services and 65 nm node infrastructure support.

Factors and Trends Affecting our Business and Results of Operations
The following trends and uncertainties either affected our financial performance during the first six months of 2026 and 2025 or are reasonably likely to impact our results in the future.
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
IonQ Acquisition of the Company
On July 31, 2026, pursuant to the Agreement and Plan of Merger, dated as of January 25, 2026 (the “Merger Agreement”), by and among the Company, IonQ, Inc., a Delaware corporation (“Parent”), Iris Merger Subsidiary 1 Inc., a Delaware corporation and a wholly-owned subsidiary of IonQ (“Merger Sub 1”), and Iris Merger Subsidiary 2 LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub 2”), (i) Merger Sub 1 merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “First Merger”), and (ii) immediately following the effective time of the First Merger, the Company, as the surviving entity of the First Merger, merged with and into Merger Sub 2, which survived the merger as a wholly-owned subsidiary of Parent under the name SkyWater Technology, LLC (together with the First Merger, the “Mergers”).
The Mergers did not impact the Company’s results of operations for the periods presented. Additional information regarding the Mergers is included in Note 1 – Nature of Business and Note 15 – Subsequent Events to the condensed consolidated financial statements.
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
Results of Operations
Second Quarter of 2026 Compared to the Second Quarter of 2025
The following table summarizes certain financial information relating to our operating results for the second quarter of 2026 and 2025.

	Second Quarter Ended		Percentage Change
	June 28, 2026	June 29, 2025

	(in thousands)
Consolidated statements of operations data:
Revenue	$156,377	$59,063	165%
Cost of revenue	121,166	48,164	152%
Gross profit	35,211	10,899	223%
Research and development expense	5,656	3,368	68%
Selling, general, and administrative expense	27,644	14,009	97%
Operating income (loss)	1,911	(6,478)	129%
Other expense:
Interest expense	(7,049)	(1,637)	331%
Total other expense	(7,049)	(1,637)	331%
Loss before income taxes	(5,138)	(8,115)	37%
Income tax (benefit) expense	22	742	(97)%
Net loss	(5,160)	(8,857)	42%
Less: net income attributable to noncontrolling interests	1,218	1,121	9%
Net loss attributable to SkyWater Technology, Inc.	$(6,378)	$(9,978)	36%
Revenue
Revenue was $156.4 million for the second quarter of 2026 compared to $59.1 million for the second quarter of 2025, an increase of $97.3 million, or 165%. The following table shows revenue by service type for the second quarter of 2026 and 2025:

	Second Quarter Ended
	June 28, 2026	June 29, 2025

	(in thousands)
ATS development	$63,213	$52,605
Tools	1,796	1,047
Wafer Services - Legacy SkyWater	3,957	5,411
Wafer Services - SkyWater Texas	87,411	—
Total	$156,377	$59,063
ATS development revenue increased $10.6 million, or 20%, from the second quarter of 2025 to the second quarter of 2026. The increase was primarily driven by a $30.0 million increase in the advanced compute industry. Additional increases include growth in other end markets, including $0.8 million consumer, and $0.7 million medical. These increases were partially offset by a $20.5 million decline in aerospace and defense revenue attributable to recent U.S. government policy shifts and changes in defense spending priorities, as two programs went on stop work and are proceeding to termination for convenience in 2026.

Tools revenue increased $0.7 million from the second quarter of 2025 to the second quarter of 2026 driven by the ramp up of our Florida facility.
The increase in Wafer Services revenue of $86.0 million from the second quarter of 2025 to the second quarter of 2026 was primarily driven by an $87.4 million contribution from the Fab 25 acquisition, which expanded the Company’s manufacturing capacity. Of this amount, $7.5 million represents non-cash revenue associated with the off-market component of the Supply Agreement. Legacy SkyWater Wafer Services revenue decreased by $1.5 million, primarily driven by a decrease in wafer starts from a key automotive customer.
Cost of revenue
Cost of revenue increased $73.0 million to $121.2 million for the second quarter of 2026 from $48.2 million for the second quarter of 2025. The increase was primarily driven by $69.9 million higher costs resulting from the inclusion of Fab 25 operations following the acquisition, as well as a $1.0 million increase in cost of tool revenue, reflecting an increase in tool sales at the Florida facility.
Legacy SkyWater direct expenses decreased by $3.1 million, primarily driven by a $1.5 million decrease in stores inventory reflecting a reduction in outside vendor pricing, a $1.1 million decrease due to increased engineering labor supporting customer programs as engineering resources shifted from revenue-generating production efforts to development activities; and a $1.3 million decrease in outside services primarily due to the timing of subcontractor activity related to a customer program. Activity on the program was temporarily reduced during the period due to the timing of funding resolutions and has since resumed. These decreases were partially offset by $0.8 million of incremental costs incurred at the Florida facility related to activities required to install, qualify, and operationalize production tools. These costs are excluded from cost of tools.
Legacy SkyWater labor costs increased by $4.4 million, primarily driven by a $1.7 million increase in retention-related bonus expense reflecting incremental accruals associated with strategic initiatives and a $1.0 million increase in bonus expense reflecting accruals for current-year incentive compensation based on anticipated performance and improved operating expectations across the business. These increases were partially offset by a $1.2 million decrease in regular salaries and wages, primarily reflecting workforce optimization and restructuring initiatives following the Fab 25 acquisition, including the realization of employee synergies across the Texas and Minnesota operations.
Legacy SkyWater cost of revenue depreciation increased by $0.8 million quarter-over-quarter, primarily due to the commencement of depreciation on significant assets placed in service during the first quarter of 2026, most notably the Tool Financing Loan, which contributed approximately $0.7 million of depreciation.
Research and development expense
Research and development expense increased $2.3 million to $5.7 million for the second quarter of 2026. The increase in research and development expense was partially driven by $0.5 million of incremental costs associated with the inclusion of Fab 25 operations following the acquisition. In addition, lower customer activity resulted in approximately $1.0 million of engineering labor and related direct costs being allocated to internal research and development efforts rather than customer programs compared to the prior year.
Selling, general and administrative expense
Selling, general and administrative expense increased to $27.6 million for the second quarter of 2026, from $14.0 million for the second quarter of 2025. The increase of $13.6 million was primarily attributable to reflecting the inclusion of $5.5 million of Fab 25 operations following the acquisition. Retention-related bonus expense increased by $2.7 million, reflecting incremental accruals associated with strategic initiatives, while bonus expense increased by $0.7 million due to accruals for current-year incentive compensation based on anticipated performance. Regular salaries and wages increased by $1.1 million. In addition, expenses associated with the recent IonQ acquisition of SkyWater contributed to a $2.5 million increase in legal expenses and $1.1 million of contract breakage fees.
Interest expense
Interest expense increased to $7.0 million for the second quarter of 2026 from $1.6 million for the second quarter of 2025. The increase was the result of higher average borrowings under our revolving credit facility following an increase in the facility’s capacity in connection with the acquisition completed in the prior year. In addition, the Tool Financing Loan entered into in the second quarter of 2026 contributed $1.0 million of additional interest expense compared to the second quarter of 2025.
Net Loss
Net loss decreased $3.7 million, or 42% from $8.9 million for the second quarter of 2025 to $5.2 million for the second quarter of 2026. The increase was the result of the net impacts of the changes described above related to the components of our results of operations.
Adjusted EBITDA
Adjusted EBITDA increased $26.4 million to $28.7 million for the second quarter of 2026 from $2.3 million in the second quarter of 2025. The increase was primarily driven by the acquisition of Fab 25, including the impact of revenue recognized under the off-market component of the Supply Agreement, as well as continued expansion within the advanced compute end market. For a discussion of adjusted EBITDA as well as reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “Non-GAAP Financial Measure.”
First Six Months of 2026 Compared to the First Six Months of 2025
The following table summarizes certain financial information relating to our operating results for the first six months of 2026 and 2025.

	First Six Months Ended		Percentage Change
	June 28, 2026	June 29, 2025

	(in thousands)
Consolidated statements of operations data:
Revenue	$317,063	$120,359	163%
Cost of revenue	249,700	95,203	162%
Gross profit	67,363	25,156	168%
Research and development expense	10,652	6,617	61%
Selling, general, and administrative expense	60,077	29,038	107%
Operating loss	(3,366)	(10,499)	68%
Other expense:
Interest expense	(13,208)	(3,450)	283%
Total other expense	(13,208)	(3,450)	283%
Loss before income taxes	(16,574)	(13,949)	(19)%
Income tax (benefit) expense	(262)	1,126	(123)%
Net loss	(16,312)	(15,075)	(8)%
Less: net income attributable to noncontrolling interests	2,374	2,248	6%
Net loss attributable to SkyWater Technology, Inc.	$(18,686)	$(17,323)	(8)%
Revenue
Revenue was $317.1 million for the first six months of 2026 compared to $120.4 million for the first six months of 2025, a increase of $196.7 million, or 163%. The following table shows revenue by service type for the first six months of 2026 and 2025:

	First Six Months Ended
	June 28, 2026	June 29, 2025

	(in thousands)
ATS development	$118,149	$105,140
Tools	11,698	2,281
Wafer Services - Legacy SkyWater	13,487	12,938
Wafer Services - SkyWater Texas	173,729	—
Total	$317,063	$120,359

ATS development revenue increased $13.0 million, or 12%, from the first six months of 2025 to the first six months of 2026. The increase was primarily driven by a $49.9 million increase in the advanced compute industry. Additional increases included growth in other end markets, including $3.8 million consumer and $1.5 million medical. These increases were partially offset by a $41.2 million decline in aerospace and defense revenue attributable to recent U.S. government policy shifts and changes in defense spending priorities, as two programs went on stop work and are proceeding to termination for convenience in 2026, as well as a $0.8 million decrease in revenues from the Industrial Market.
Tools revenue increased $9.4 million from the first six months of 2025 to the first six months of 2026 driven by the ramp up of our Florida facility.
The increase in Wafer Services revenue of $174.3 million from the first six months of 2025 to the first six months of 2026 was primarily driven by an $173.7 million contribution from the Fab 25 acquisition, which expanded the Company’s manufacturing capacity. Of this amount, $17.7 million represents non-cash revenue associated with the off-market component of the Supply Agreement. Legacy SkyWater Wafer Services revenue increased by $0.5 million, primarily driven by a $1.2 million increase in revenue from consumer customers, as well as a $1.8 million increase in industrial, medical, and automotive markets, partially offset by a $2.2 million decrease in revenue from several aerospace and defense customers.
Cost of revenue
Cost of revenue increased $154.5 million to $249.7 million for the first six months of 2026 from $95.2 million for the first six months of 2025. The increase was primarily driven by 137.1 higher costs resulting from the inclusion of Fab 25 operations following the acquisition, as well as an 10.6 increase in cost of tool revenue, reflecting an increase in tool sales at the Florida facility.
Legacy SkyWater direct expenses increased by $0.8 million, primarily driven by $5.7 million of incremental costs incurred at the Florida facility related to activities required to install, qualify, and operationalize production tools. These costs are excluded from cost of tools. Electricity expense increased by $0.8 million compared to the prior-year period, primarily driven by an estimated 1.8% increase in electricity and fuel rates, incremental costs associated with adding functionality to our fabrication facilities, and a sizable refund recognized in the first half of 2025 that reduced the prior-year expense base. These increases were partially offset by a $5.2 million decrease in cost of sales associated with a select group of aerospace and defense customers, reflecting decreased funding and activity on those programs.
Legacy SkyWater labor costs increased by $6.5 million, primarily driven by $4.2 million of incremental labor costs incurred at the Florida facility in connection with activities required to install, qualify, and operationalize production tools. These costs are excluded from cost of tools. Retention-related bonus expense increased by $1.1 million, reflecting incremental accruals associated with strategic initiatives, while bonus expense increased by $0.7 million due to accruals for current-year incentive compensation based on anticipated performance and improved operating expectations across the business. LTIP and stock-based compensation expense increased by $0.1 million year-over-year, reflecting higher equity grant activity and related amortization.
Legacy SkyWater cost of revenue depreciation increased by $0.5 million year-over-year, primarily driven by the commencement of depreciation on significant assets placed in service during the first quarter of 2026, most notably the Twin Scan tool.
Research and development expense
Research and development expense increased $4.0 million to $10.7 million for the first six months of 2026. The increase was partially driven by $1.7 million of incremental costs associated with the inclusion of Fab 25 operations following the acquisition. In addition, lower customer activity resulted in approximately $1.7 million of engineering labor and resources being deployed on customer adjacent R&D efforts. Retention-related bonus expense increased by $0.5 million, reflecting incremental accruals associated with strategic initiatives. Bonus increased by $0.1 million reflecting accruals for the current year’s incentive compensation based on anticipated performance, compared to the prior-year period. The current-year accrual reflects improved operating expectations across the business. Regular salaries and wages increased $0.5 million.
Selling, general and administrative expense
Selling, general and administrative expense increased to $60.1 million for the first six months of 2026, from $29.0 million for the first six months of 2025. This increase was primarily driven by the $12.0 million contribution from the Fab 25 acquisition and $7.1 million of one-time transaction and integration costs, primarily related to legal, consulting, and other professional services fees, including a $1.1 million fee related to contract breakage. In addition, Legacy SkyWater incurred $6.9 million of consulting fees related to a contract modification with McKinsey. Retention-related bonus expense increased by $2.9 million, reflecting incremental accruals associated with strategic initiatives, while bonus expense increased by $0.4 million due to accruals for current-year incentive compensation based on anticipated performance and improved operating expectations across the business. Regular salaries and wages increased by $1.9 million.
Interest expense
Interest expense increased to $13.2 million for the first six months of 2026 from $3.5 million for the first six months of 2025. The increase was the result of higher average borrowings under our revolving credit facility following an increase in the facility’s capacity in connection with the acquisition completed in the prior year. In addition, the Tool Financing Loan entered into in the first six months of of 2026 contributed $1.0 million of additional interest expense compared to the second quarter of 2025.
Net Loss
Net loss increased $1.2 million, or 8.2% from $15.1 million for the first six months of 2025 to $16.3 million for the first six months of 2026. The increase was the result of the net impacts of the changes described above related to the components of our results of operations.
Adjusted EBITDA
Adjusted EBITDA increased $35.2 million, or 554%, to $41.6 million for the first six months of 2026 from $6.4 million in the first six months of 2025. The increase was primarily driven by the acquisition of Fab 25, including the impact of revenue recognized under the off-market component of the Supply Agreement, as well as continued expansion within the advanced compute end market. For a discussion of adjusted EBITDA as well as reconciliation to the most directly comparable U.S. GAAP measure, see the section below entitled “Non-GAAP Financial Measure.”

Segment Performance
Legacy SkyWater Segment

	Second Quarter Ended			First Six Months Ended
	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change

	(in thousands)			(in thousands)
Revenue	$68,966	$59,063	17%	$143,334	$120,359	19%
Gross profit	17,641	10,899	62%	30,664	25,156	22%
Net loss	$(16,330)	$(8,857)	84%	$(39,392)	$(15,075)	161%
Revenue
Legacy SkyWater revenue increased $9.9 million, or 17%, from $59.1 million to $69.0 million when comparing the quarter ended June 29, 2025 with the quarter ended June 28, 2026. Legacy SkyWater revenue increased $23.0 million, or 19%, from $120.4 million to $143.3 million when comparing the first six months ended June 29, 2025 with the first six months June 28, 2026.
Legacy SkyWater Tools revenue increased $0.7 million or 72%, from $1.0 million to $1.8 million when comparing the quarter ended June 29, 2025 with the quarter ended June 28, 2026. Legacy SkyWater Tools revenue increased $9.4 million or 413% from $2.3 million to $11.7 million when comparing the first six months ended June 29, 2025 with the first six months June 28, 2026. These increases were primarily reflecting a higher volume of tool installations year-over-year primarily driven by a Florida facility program as the program nears initiating test vehicles for fan out technologies.
Legacy SkyWater ATS revenue increased $10.6 million or 20%, from $52.6 million to $63.2 million when comparing the quarter ended June 29, 2025 with the quarter ended June 28, 2026. This increase was driven by a $30.0 million increase in the advanced compute segment. Additional increases include growth in other end markets, including $0.8 million consumer, and $0.7 million medical. These increases were partially offset by a $20.5 million decline in aerospace and defense revenue, attributable to recent U.S. government policy shifts, changes in defense spending priorities, as two programs went on stop work and are proceeding to termination for convenience in 2026. Additionally, industrial revenue declined $0.8 million. Legacy SkyWater ATS revenue increased $13.0 million or 12%, from $105.1 million to $118.1 million when comparing the first six months ended June 29, 2025 with the first six months June 28, 2026. The increase was primarily driven by a $49.9 million increase in the advanced compute industry. Additional increases included growth in other end markets, including $3.8 million consumer and $1.5 million medical. These increases were partially offset by a $41.2 million decline in aerospace and defense revenue attributable to recent U.S. government policy shifts and changes in defense spending priorities, as two programs went on stop work and are proceeding to termination for convenience in 2026, as well as a $0.8 million decrease in revenues from the Industrial Market.
Legacy SkyWater Wafer Services revenue decreased by $1.5 million from $5.4 million to $4.0 million when comparing the quarter ended June 29, 2025 with the quarter ended June 28, 2026. This decrease was primarily driven by a decrease in wafer starts from a key automotive customer. Legacy SkyWater Wafer Services revenue increased by $0.5 million from $12.9 million to $13.5 million when comparing the first six months ended June 29, 2025 with the first six months June 28, 2026. This increase was primarily driven by a increase in wafer starts from key automotive customers during this period.
Gross profit
Gross profit increased from $10.9 million for the quarter ended June 29, 2025, to $17.6 million for the quarter ended June 28, 2026, resulting in an increase in gross margin from 19% to 26%. The increase in gross profit was primarily driven by an 11.7% increase in ATS revenue, largely attributable to the onboarding of a significant quantum computing program. Gross margin was further favorably impacted by lower supplier pricing and higher allocations from cost of sales to R&D, reflecting higher engineering labor and resources being deployed on customer adjacent R&D efforts. These benefits were partially offset by higher labor costs associated with onboarding the new customer program and acquisition-related expenses incurred.
Gross profit increased from $25.2 million for the six months ended June 29, 2025, to $30.7 million for the six months ended June 28, 2026, while gross margin remained consistent at 21% for both periods. The increase in gross profit was primarily driven by a $13.3 million increase in ATS revenue, largely attributable to the onboarding of a significant customer program, and a $9.4 million increase in tool revenue. These increases were partially offset by the relatively lower margins associated with tool revenue and $4.2 million of incremental labor costs related to the installation and qualification of production tools.
Net Loss
Net loss increased by $7.5 million to $16.3 million for the quarter ended June 28, 2026, from $8.9 million for the quarter ended June 29, 2025. Net loss increased by $24.3 million to $39.4 million for the first six months ended June 28, 2026, from $15.1 million for the first six months June 29, 2025. The increases were the result of the net impacts of the changes described above related to the components of our results of operations.
SkyWater Texas Segment

	Second Quarter Ended			First Six Months Ended
	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change

	(in thousands)			(in thousands)
Revenue	$87,411	$—	NM	$173,729	$—	NM
Gross profit	17,570	—	NM	36,699	—	NM
Net income	$11,170	—	NM	$23,080	—	NM
Revenue
Revenue for the quarter ended June 28, 2026 included $87.4 million in Wafer Services revenue. Of this amount, $7.5 million represents non-cash revenue associated with the off-market component of the Supply Agreement. Revenue for the first six months ended June 28, 2026 included $173.7 million in Wafer Services revenue. Of this amount, $17.7 million represents non-cash revenue associated with the off market component of the Supply Agreement.
Gross profit
Gross profit was $17.6 million and gross margin was 20% for the quarter ended June 28, 2026, and gross profit was $36.7 million and gross margin was 21% for the six month period ended June 28, 2026.
Net Income
Net income was $11.2 million for the quarter ended June 28, 2026, and net income was $23.1 million for the six month period ended June 28, 2026.

Liquidity and Capital Resources
General
For the three-months ended June 28, 2026, and fiscal year ended December 28, 2025, the Company incurred net (loss) income attributable to SkyWater Technology, Inc. of $(6.4) million and $118.9 million, respectively. As of June 28, 2026 and December 28, 2025, the Company held cash and cash equivalents of $12.6 million and $23.2 million, respectively.
We had $12.3 million in cash and cash equivalents, not including cash held by a VIE that we consolidate, and availability under our Revolver of $50.0 million at June 28, 2026. Prior to the Mergers, we were subject to certain liquidity and EBITDA covenants under our Loan Agreement, as outlined in the section below entitled “Indebtedness.” Upon completion of the Mergers, effective July 31, 2026, the Company repaid all amounts required to be paid to discharge the Company’s existing revolving credit facility under the Amended Loan Agreement and terminated the Amended Loan Agreement.
Open Market Sale Agreement
On September 2, 2022, SkyWater entered into an Open Market Sale Agreement with Jefferies LLC with respect to an at the market offering program (the “ATM Program”). Pursuant to the agreement, the Company has been able to offer and sell up to $100.0 million in shares of the Company’s common stock. During the six-month period ended June 28, 2026 and June 29, 2025, the Company did not sell shares under the ATM Program. From the date of the ATM Program through June 28, 2026, the Company has cumulatively sold 2,516,586 shares at an average sale price of $9.96 per share, resulting in gross proceeds of approximately $25.1 million before deducting sales commissions and fees of approximately $1.2 million. The Company used the net proceeds to pay down the Revolver and fund its operations.
As of June 28, 2026, the Company was authorized to sell an additional $74.9 million in shares under the ATM Program. The Merger Agreement with IonQ prohibits the Company from issuing new shares of the Company’s common stock without IonQ’s prior written consent, which precludes the Company from utilizing the ATM Program.
Capital Expenditures
For the first six months of 2026 and 2025, we spent approximately $23.8 million and $18.8 million, respectively, on capital expenditures, including purchases of property, equipment and software. The majority of these capital expenditures relate to improvements at our Minnesota facility and the development of our advanced packaging capabilities at our Center for NeoVation in Florida. We anticipate our cash on hand will provide the funds needed to meet our customer demand and anticipated capital expenditures for the next 12 months.
We have approximately $2.9 million of contractual commitments relating to various anticipated capital expenditures outstanding at June 28, 2026 that we expect to pay during the remainder of 2026 through cash on hand and operating cash flows.

Working Capital
Historically, we have depended on cash on hand and funds available under our Revolver to fund our growth strategy, working capital needs, and capital expenditures. We believe that cash on hand will be adequate to support our strategy, ongoing operations, capital expenditures, lease obligations, and working capital for at least the next twelve months.
At June 28, 2026, the outstanding balance of our Revolver was $192.3 million, and our remaining availability under the Revolver was $50.0 million.
The following table sets forth general information derived from our interim condensed consolidated statement of cash flows for the first six months of 2026 and 2025:

	First Six Months Ended
	June 28, 2026	June 29, 2025

	(in thousands)
Net cash provided by operating activities	$13,559	$54,300
Net cash used in investing activities	$(23,810)	$(18,773)
Net cash used in financing activities	$(391)	$(4,998)
Cash and Cash Equivalents
At June 28, 2026 and December 28, 2025, we had $12.6 million and $23.2 million of cash and cash equivalents, respectively. A discussion of the change in cash and cash equivalents can be found below.
Operating Activities
Cash flow from operations is driven by changes in the working capital needs associated with the various goods and services we provide, and expenses related to the infrastructure in place to support revenue generation. Working capital is primarily affected by changes in accounts receivable, contract assets, accounts payable, accrued expenses, and contract liabilities, all of which are partially correlated to and impacted by changes in the timing and volume of activities performed in our facilities. Net cash provided by operating activities was $13.6 million during the first six months of 2026, a decrease of $40.7 million from $54.3 million of cash provided by operating activities during the first six months of 2025. The decrease in cash provided by operating activities during the first half of 2026 was driven primarily by a decrease in contract liabilities of $24.2 million, primarily due to the recognition of approximately $17.0 million of tool revenue and $5.4 million of ATS services revenue that had been billed in advance under a significant customer contract in Florida. Accounts receivable were $15.0 million less favorable than the prior-year period, reflecting higher revenue and the timing of customer collections. Contract assets were also $14.3 million less favorable than the prior-year period, primarily driven by funding received for a significant customer contract in June 2026, resulting in approximately $11.1 million of revenue recognized for work completed prior to funding. Inventory was $2.8 million less favorable than the prior-year period due to normal inventory growth. These unfavorable working capital movements were partially offset by accounts payable, which were $15.6 million more favorable than the prior-year period, primarily because the prior-year period included larger cash payments for tool purchases that did not recur in 2026.
Investing Activities
Our investments in capital expenditures are intended to enable revenue growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Net cash used in investing activities was $23.8 million during the first six months of 2026 compared to $18.8 million during the first six months of 2025 as we continue to invest in our development and manufacturing capabilities. The increase in cash used in investing activities during the first six months of 2026 reflects the increased capital spending on property and equipment compared to the same period in 2025.
Financing Activities
Net cash used in financing activities was $0.4 million during the first six months of 2026 from net cash used in financing activities of $5.0 million during the first six months of 2025. The decrease in net cash used by financing activities during the first six months of 2026 was primarily driven by $11.8 million in incremental cash proceeds from sales leaseback transactions that occurred in the first six months of 2026. This was offset by a decrease in net draws on our Revolver of $5.3 million, as well as $2.4 million incremental principal payments on long-term debt.

Indebtedness
Sale Leaseback Transactions
In 2020, we entered into an agreement to sell the land and building of our Minnesota facility to Oxbow Realty, an affiliate of our then principal stockholder, for $39.0 million, less applicable transaction costs of $1.5 million and transaction services fees paid to Oxbow Realty of $2.0 million, and paid a guarantee fee to our then principal stockholder of $2.0 million. We subsequently entered into an agreement to leaseback the land and building from Oxbow Realty for initial payments of $0.4 million per month over 20 years. The monthly payments are subject to a 2% increase each year during the term of the lease. We are also required to make certain customary payments constituting “additional rent,” including certain monthly reserve, insurance, and tax payments, in accordance with the terms of the lease. Due to our continuing involvement in the property, we are accounting for the transactions as a failed sale leaseback. Under failed sale leaseback accounting, we are deemed the owner of the land and building with the proceeds received recorded as a financial obligation.
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
The Company has incurred $10.1 million of debt issuance costs in connection with the Amended Loan Agreement, which is being amortized as additional interest expense over the term of the Revolver. At June 28, 2026, we had borrowings of $192.3 million and availability of $50.0 million under the Revolver.
Under the Amended Loan Agreement, the Company may have been required to prepay the unpaid principal balance of the loans following specified prepayment events in the amount of 100% of the net proceeds received by the Company or any borrower with respect to such prepayment event. Borrowing under the Amended Loan Agreement was limited by a borrowing base of specified advance rates applicable to billed accounts receivable, unbilled accounts receivable, inventory and equipment, subject to various conditions and limits as provided in the Amended Loan Agreement. The Amended Loan Agreement also provided for borrowing base sublimits applicable to each of unbilled accounts receivable and equipment. Under certain circumstances, Siena may from time to time have established and revised reserves against the borrowing base and/or the maximum revolving facility amount.
Borrowings under the Amended Loan Agreement bore interest at a rate that depended upon the type of borrowing, whether a term secured overnight financing rate (“SOFR”) loan or base rate loan, plus the applicable margin. The term SOFR loan rate was a forward-looking term rate based on SOFR for a tenor of one month on the applicable day, subject to a minimum of 2.5% per annum. The base rate was the greatest of the prime rate, the Federal funds rate plus 0.5% and 7.0% per annum. The applicable margin was an applicable percentage based on the fixed charge coverage ratio that ranged from 4.0% to 5.0% per annum for term SOFR loans and ranges from 3.0% to 4.0% per annum for base rate loans.
The Amended Loan Agreement contained customary representations and warranties and financial and other covenants and conditions. Subject to certain cure rights and financial conditions, the Amended Loan Agreement required $10 million in minimum EBITDA (as defined in the Amended Loan Agreement) calculated as of the last day of each calendar month for the preceding twelve calendar months, prohibited unfunded capital expenditures in excess of the amounts set forth in the Amended Loan Agreement calculated as of the last day of each calendar year commencing December 31, 2025, required a minimum fixed charge coverage ratio, measured on a trailing twelve month basis, of not less than 1.00 to 1.00 if our liquidity was less than (i)

$30 million prior to the consummation of a sale and leaseback transaction on certain owned real property in Austin, Texas or (ii) $80 million following the consummation of such sale and leaseback transaction, and required us to maintain liquidity of at least $70 million at all times following such sale and leaseback transaction. In addition, the Amended Loan Agreement placed certain restrictions on our ability to incur additional indebtedness (other than permitted indebtedness), to create liens or other encumbrances (other than liens relating to permitted indebtedness), to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our stockholders. As of June 28, 2026, we were in compliance with applicable covenants of the Amended Loan Agreement.
Due to a lockbox clause in the Amended Loan Agreement, the outstanding loan balance was required to be serviced with working capital, and the debt was classified as short-term on the interim condensed consolidated balance sheets in accordance with U.S. GAAP.
Upon completion of the Mergers, effective July 31, 2026, the Company repaid all amounts required to be paid to discharge the Company’s existing revolving credit facility under the Amended Loan Agreement and terminated the Amended Loan Agreement.
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
The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to SkyWater’s occupancy of the SkyWater Minnesota facility and SkyWater’s financial performance. The triggering events are not financial covenants and the occurrence of these triggering events do not represent events of default, nor do they result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. Based on the level of SkyWater’s earnings before interest, taxes, depreciation, amortization, and restructuring or rent costs relative to gross rents paid from SkyWater to Oxbow Realty, as defined in the loan agreement, a triggering event existed and the lender’s protective rights were enforceable during the first half of fiscal year 2025. Pursuant to its protective rights, the lender had retained in a restricted account amounts paid by SkyWater to Oxbow Realty pursuant to the Company’s related party lease agreement that were in excess of the scheduled debt payments paid by Oxbow Realty to the lender. The triggering event was cured during the three-month period ended June 29, 2025 and the funds held in the restricted account were remitted back to Oxbow Realty. No triggering events as defined in the loan agreement existed as of June 28, 2026.
The VIE Financing is secured by a security interest in the land and building which were the subject of the sale-leaseback transaction described above. The Company’s VIE incurred third-party transaction costs of $0.1 million, which are recognized as debt issuance costs and are amortizing as additional interest expense over the life of the VIE Financing. The Company incurred additional third-party transaction costs of $3.5 million, which are recognized as debt issuance costs and are being amortized as additional interest expense over the life of the VIE Financing.
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
•Capital expenditure commitments—Refer to Note 10.
•Capital lease commitments—Refer to Note 13 .
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
Adjusted EBITDA
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define adjusted EBITDA as net (loss) income before interest expense, income tax (benefit) expense, depreciation and amortization, equity-based compensation expense, and certain other items that we do not view as indicative of our ongoing performance, including net income attributable to noncontrolling interests, equity-based compensation expense and transaction costs.
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

	Second Quarter Ended		First Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(in thousands)
Net loss attributable to SkyWater Technology, Inc.	$(6,378)	$(9,978)	$(18,686)	$(17,323)
Interest expense	7,049	1,637	13,208	3,450
Income tax expense (benefit)	22	742	(262)	1,126
Depreciation and amortization, net	14,684	4,301	27,315	8,659
EBITDA	15,377	(3,298)	21,575	(4,088)
Equity-based compensation expense (1)	3,071	2,282	5,681	4,220
Sale process costs (2)	8,707	—	11,431	—
Transaction and integration costs (3)	278	2,171	547	3,981
Net income attributable to noncontrolling interests (4)	1,218	1,121	2,374	2,248
Adjusted EBITDA	$28,651	$2,276	$41,608	$6,361
(1)Represents non-cash equity-based compensation expense.
(2)Represents incremental expenses incurred in connection with the Company’s evaluation of IonQ’s offer to acquire the Company, including legal, accounting, advisory fees, retention bonuses for select individuals, and contract breakage fees.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. as of June 28, 2026, our market risks relate to potential changes in the fair value of our debt due to fluctuations in applicable market interest rates. In the future, our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.
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
Interest Rate Risk
At June 28, 2026, the outstanding balance of our Revolver was $192.3 million, which bore interest at a variable rate. At June 28, 2026, the rate in effect was 8.0%. Based on the outstanding balance of our Revolver at June 28, 2026, a 100 basis point increase in the interest rate would have increased interest expense by $1.9 million annually.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 28, 2026. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 28, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Notwithstanding the material weaknesses in internal control over financial reporting, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s condensed consolidated balance sheets as of June 28, 2026 and December 28, 2025, the related condensed consolidated statements of operations, shareholders’ equity, and cash flows for the three-month periods ended June 28, 2026 and June 29, 2025, present fairly, in all material respects, the Company’s financial position, results of its operations and its cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.
Previously Reported Material Weaknesses
As disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 28, 2025, we identified material weaknesses in our internal control over financial reporting. As of June 28, 2026, we have a material weakness in our revenue accounting process and a material weakness in our Fab 25 account reconciliation processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
The Company will not be able to conclude whether the actions it is taking will remediate these material weaknesses until it has completed its remediation plans and performed testing to validate the effectiveness of these controls throughout fiscal year 2026.
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

Changes in Internal Control Over Financial Reporting
Other than the remediation activity discussed above, there were no changes in our internal control over financial reporting that occurred during the three-month period ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During the three-month period ended June 28, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1	Certificate of Formation of Iris Merger Subsidiary 2 LLC, as amended (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2026).

3.2
Limited Liability Company Agreement of Iris Merger Subsidiary 2 LLC, as amended (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2026).

10.1+	SkyWater Technology, Inc. Non-Employee Director Compensation Policy

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SkyWater Technology, LLC

Date: August 7, 2026	By:	/s/ Thomas Sonderman
Thomas Sonderman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steve Manko
Steve Manko Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)